Form 10-Q
period 2015-06-30
TopBuild Corp
filed 2015-08-11
CIK 1633931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 1-36870

TopBuild Corp.

(Exact name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	47-3096382 (I.R.S. Employer Identification No.)

260 Jimmy Ann Drive Daytona Beach, Florida (Address of Principal Executive Offices)	32114 (Zip Code)

(386) 304-2200

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                 ☐ Yes            ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

                                                 ☒ Yes            ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☐      Accelerated filer   ☐      Smaller reporting company   ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                 ☐ Yes            ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at August 4, 2015
Common stock, par value $.01 per share	38,259,003

TOPBUILD CORP.

PART I – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

TOPBUILD CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands except share data)

	June 30,	December 31,
ASSETS	2015	2014
Current assets:
Cash and cash equivalents	$63,270	$2,970
Receivables, net	237,080	220,180
Inventories, net	98,890	106,970
Deferred income taxes	5,850	910
Prepaid expenses and other current assets	4,620	4,210
Total current assets	409,710	335,240

Property and equipment, net	91,920	93,160
Goodwill	1,044,040	1,044,040
Other intangible assets, net	2,470	2,960
Other assets	2,290	1,030
Total assets	$1,550,430	$1,476,430

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$206,950	$228,720
Current portion of long-term debt	10,000	—
Accrued liabilities	76,160	72,750
Total current liabilities	293,110	301,470

Long-term debt	190,000	—
Deferred income taxes	188,420	182,280
Other liabilities	42,260	40,390
Total liabilities	713,790	524,140

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value: 10,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2015	—	—
Common stock, $0.01 par value: 250,000,000 shares authorized; 37,667,947 shares issued and outstanding at June 30, 2015	380	—
Additional paid-in capital	836,260	—
Former Parent Company investment	—	952,290
Total equity	836,640	952,290
Total liabilities and equity	$1,550,430	$1,476,430

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands except per common share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net sales	$403,760	$382,790	$762,220	$716,370
Cost of sales	318,070	297,850	602,710	565,850
Gross profit	85,690	84,940	159,510	150,520
Selling, general and administrative expenses	74,190	74,720	149,160	148,170
Operating profit	11,500	10,220	10,350	2,350
Other income (expense), net:
Interest expense – related party	(3,160)	(3,100)	(6,320)	(6,200)
Other, net	(10)	—	—	10
	(3,170)	(3,100)	(6,320)	(6,190)
Income (loss) from continuing operations before income taxes	8,330	7,120	4,030	(3,840)
Income tax (expense) benefit from continuing operations	(1,700)	(940)	(1,200)	1,930
Income (loss) from continuing operations	6,630	6,180	2,830	(1,910)
Loss from discontinued operations, net	(230)	(350)	(230)	(840)
Net income (loss)	$6,400	$5,830	$2,600	$(2,750)

Income (loss) per common share:
Basic:
Income (loss) from continuing operations, net	$0.18	$0.16	$0.08	$(0.05)
Loss from discontinued operations	(0.01)	(0.01)	(0.01)	(0.02)
Net income (loss)	$0.17	$0.15	$0.07	$(0.07)

Diluted:
Income (loss) from continuing operations, net	$0.18	$0.16	$0.08	$(0.05)
Loss from discontinued operations	(0.01)	(0.01)	(0.01)	(0.02)
Net income (loss)	$0.17	$0.15	$0.07	$(0.07)

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2015	2014

NET CASH FROM (FOR) OPERATING ACTIVITIES
Net income (loss)	$2,600	$(2,750)
Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
Depreciation and amortization	6,140	13,050
Noncash stock compensation	1,670	1,960
Loss on sale of property and equipment	2,300	50
Deferred income taxes	1,200	(2,740)
Changes in assets and liabilities:
Receivables, net	(16,900)	(13,480)
Inventory, net	8,080	(2,070)
Accounts payable and accrued liabilities	(15,460)	22,950
Other, net	1,410	(80)
Cash (used) provided by operations	(8,960)	16,890
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
Capital expenditures	(7,120)	(6,050)
Other, net	910	1,050
Net cash used by investing activities	(6,210)	(5,000)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
Net transfer from (to) Former Parent Company	77,190	(9,840)
Cash distribution paid to Former Parent Company	(200,000)	—
Proceeds from issuance of long-term debt	200,000	—
Payment of debt issuance costs	(1,720)	—
Net cash provided (used) by financing activities	75,470	(9,840)
CASH AND CASH EQUIVALENTS:
Increase for the period	60,300	2,050
At January 1	2,970	3,020
At June 30	$63,270	$5,070

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

(In thousands)

			Former
		Additional	Parent
	Common	Paid-in	Company
	Stock	Capital	Investment	Equity
Balance at January 1, 2014	$—	$—	$1,002,690	$1,002,690
Net loss	—	—	(2,750)	(2,750)
Net transfers to Former Parent Company	—	—	(7,890)	(7,890)
Balance at June 30, 2014	$—	$—	$992,050	$992,050

Balance at January 1, 2015	$—	$—	$952,290	$952,290
Net income	—	—	2,600	2,600
Separation-related adjustments	—	—	(118,250)	(118,250)
Reclassification of Former Parent Company Investment in connection with the Separation	—	836,640	(836,640)	—
Issuance of common stock at Separation	380	(380)	—	—
Balance at June 30, 2015	$380	$836,260	$—	$836,640

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A. BASIS OF PRESENTATION

On June 30, 2015 (the “Effective Date”), Masco Corporation (“Masco” or the “Former Parent”) completed the separation (the “Separation”) of its Installation and Other Services businesses (the “Services Business”) from its other businesses.  On the Effective Date, TopBuild Corp. (“TopBuild” or the “Company”), a Delaware corporation formed in anticipation of the Separation, became an independent public company which holds, through its subsidiaries, the assets and liabilities associated with the Services Business.  For more information regarding the Separation, see the Company’s Registration Statement on Form 10 filed with the Securities and Exchange Commission (“SEC”) on March 4, 2015 (as amended) (“Form 10”).  References to “TopBuild,” the “Company,” “we,” “our” and “us” refer to TopBuild Corp. and its consolidated subsidiaries.

These condensed consolidated financial statements and related notes should be read in conjunction with the audited financial statements included in the Company’s Form 10 for the year ended December 31, 2014.

The condensed consolidated financial statements of TopBuild were prepared, on a stand-alone basis, in connection with the Separation and reflect the combined historical results of operations, financial position and cash flows of Masco’s Services Business, including an allocable portion of corporate costs.  The 2014 prior year amounts and the 2015 statement of operation and cash flow amounts were reported on a combined basis.  Separation related adjustments recorded in the Consolidated Statements of Changes in Equity primarily relate to a cash distribution of $200 million made by TopBuild to Masco immediately prior to the Separation, offset by net transfers from the Former Parent.

We report our business in two segments: Installation and Distribution.  Our Installation segment principally includes the sale and installation of insulation and other building products.  Our Distribution segment principally includes the distribution of insulation and other building products.  Our segments are based on our operating units, for which financial information is regularly evaluated by our corporate operating executives.

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to state fairly our financial position as at June 30, 2015 and our results of operations for the three and six months ended June 30, 2015 and 2014 and cash flows for the six months ended June 30, 2015 and 2014.  The condensed consolidated balance sheet at December 31, 2014 was derived from the audited combined financial statements.

B. ACCOUNTING POLICIES

Financial Statement Presentation.  The condensed consolidated financial statements have been developed in conformity with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period.  Actual results could differ materially from these estimates.  Our financial statements have been derived from the financial statements and accounting records of Masco using the historical results of operations and historical basis of assets and liabilities of the Services Business and reflect Masco’s net investment in the Services Business.

All intercompany transactions between the TopBuild entities have been eliminated. Transactions between TopBuild and Masco, with the exception of purchase transactions, are reflected in equity in the Condensed Consolidated Balance Sheets as “Former Parent Company investment” and in the Condensed Consolidated Statements of Cash Flows as a financing activity in “Net transfer from (to) Former Parent Company.”

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

The accompanying condensed consolidated financial statements include allocations of general corporate expenses that were incurred by Masco for functions such as corporate human resources, finance and legal, including salaries, benefits and other related costs.  These general corporate expenses were allocated to TopBuild on the basis of revenues.  Total allocated general corporate costs were $5.7 million and $5.5 million for the three months ended June 30, 2015 and 2014, respectively.  Total allocated general corporate costs were $13.6 million and $10.8 million for the six months ended June 30, 2015 and 2014, respectively.  These costs are included in selling, general and administrative expenses.

Masco incurs certain operating expenses on behalf of the Services Business that are allocated to TopBuild based on direct usage or benefit.  These allocated operating expenses were $1.2 million and $3.2 million for the three months ended June 30, 2015 and 2014, respectively, and $5.6 million and $8.0 million for the six months ended June 30, 2015 and 2014, respectively.  These costs are included in selling, general and administrative expenses.  In TopBuild’s reporting segments’ operating profit, an estimate of these operating expenses are allocated to each reporting segment based on a percentage of sales.

These condensed consolidated financial statements may not reflect the actual expenses that would have been incurred had we operated as a stand-alone company during the periods presented and may not reflect the consolidated results of operations, financial position and cash flows had we operated as a stand-alone company during the periods presented.  Actual costs that would have been incurred if we had operated as a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.

During the first quarter ended March 31, 2015, we identified an error related primarily to the misallocation of a favorable legal settlement to general corporate expenses of TopBuild in the fourth quarter of 2014.  The impact of the error was to understate the allocation of corporate expenses reported as selling, general and administrative expense and overstate operating profit by $1.9 million.  The error was not considered material to the previously reported 2014 combined financial statements.  The Company recorded the correction of the error by an out-of-period adjustment in the first quarter of 2015 which is therefore reflected in the six months ended June 30, 2015 Condensed Consolidated Statement of Operations.

Recently Issued Accounting Pronouncements:  In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard for revenue recognition, Accounting Standards Codification 606 (“ASC 606”). The purpose of ASC 606 is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability across industries. ASC 606 is effective for us for annual periods beginning January 1, 2018. We are currently evaluating the impact the adoption of this new standard will have on our results of operations.

In April 2014, the FASB issued Accounting Standards Update 2014-8 (“ASU 2014-8”) “Reporting of Discontinued Operations and Disclosure of Disposals of Components of an Entity,” which changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements.  On January 1, 2015, we adopted ASU 2014-8.  The adoption of the new standard did not have an impact on our financial position or results of operations.

In April 2015, the FASB issued Accounting Standards Update 2015-03 (“ASU 2015-03”) “Interest – Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs,” that requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt.  ASU 2015-3 is effective for us for annual periods beginning January 1, 2016.  We do not expect that the adoption of the new standard will have a material impact on our financial position.

In July 2015, the FASB issued Accounting Standards Update 2015-11 (“ASU 2015-11”) “Simplifying the Measurement of Inventory.” Under the amendment, ASU 2015-11, inventory should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This guidance is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. We do not expect the adoption of this amendment to have an impact on our financial position or results of operations.

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

C. GOODWILL AND OTHER INTANGIBLES

The changes in the carrying amount of goodwill for the six months ended June 30, 2015, by segment, were as follows, in thousands:

	Gross Goodwill	Gross Goodwill	Accumulated	Net Goodwill
	at	at	Impairment	at
	December 31, 2014	June 30, 2015	Losses	June 30, 2015
Installation	$1,389,750	$1,389,750	$(762,000)	$627,750
Distribution	416,290	416,290	—	416,290
Total	$1,806,040	$1,806,040	$(762,000)	$1,044,040

Other intangible assets, net includes the carrying value of our definite-lived intangible assets of $2.1 million (net of accumulated amortization of $17.7 million) at June 30, 2015 and $2.6 million (net of accumulated amortization of $17.2 million) at December 31, 2014.

D. DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $3.1 million and $6.5 million for the three months ended June 30, 2015 and 2014, respectively.  Depreciation and amortization expense was $6.1 million and $13.1 million for the six months ended June 30, 2015 and 2014, respectively.

E. LONG-TERM DEBT

In connection with the Separation, the Company and wholly-owned domestic subsidiaries (collectively, the “Guarantors”) entered into a credit agreement and related collateral and guarantee documentation (collectively, the “Credit Agreement”) with PNC Bank, National Association, as administrative agent, and the other lenders and agents party thereto.  The Credit Agreement was executed by the parties thereto on June 9, 2015, with an effective date of June 30, 2015.

The Credit Agreement consists of a senior secured term loan facility (“term loan facility”) of $200 million and a senior secured revolving credit facility (“revolving facility”) which provides borrowing availability of up to $125 million.  Together, the term loan facility and revolving facility are referred to as the credit facility.  Up to $100 million of additional borrowing capacity under the credit facility may be extended after the June 30, 2015 effective date at the request of the Company in an aggregate amount not to exceed $100 million without the consent of the lenders, subject to certain conditions (including existing or new lenders providing commitments in respect of such additional borrowing capacity).  The credit facility is scheduled to mature on June 30, 2020.

The revolving facility includes a $100 million sublimit for the issuance of letters of credit and a $15 million sublimit for swingline loans.  Swingline loans and letters of credit issued under the revolving facility reduce availability under the revolving facility.

The proceeds of the $200 million term loan facility were used to finance a cash distribution to Masco in connection with the Separation.  We expect to use the borrowing capacity under the revolving facility from time to time for working capital and funds for general corporate purposes.

Interest payable on the credit facility is based on either:

-	the London interbank offered rate (“LIBOR”), adjusted for statutory reserve requirements (the “Adjusted LIBOR Rate”); or
-	the Base Rate, which is defined as the highest of (a) the prime rate, (b) the federal funds open rate plus 0.50 percent and (c) the daily LIBOR rate for a one-month interest period plus 1.0 percent,

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

plus, (A) in the case of Adjusted LIBOR Rate borrowings, applicable margins ranging from 1.00 percent to 2.00 percent per annum and (B) in the case of Base Rate borrowings, spreads ranging from 0.00 percent to 1.00 percent per annum, depending on, in each of (A) and (B), Company’s Total Leverage Ratio, defined as the ratio of debt to EBITDA, ranging from less than or equal to 1.00:1.00 to greater than 2.50:1.00.The interest rate period with respect to the Adjusted LIBOR Rate interest rate option can be set at one-, two-, three-, or six-months, and in certain circumstances one-week or 12-months, as selected by the Company in accordance with the terms of the Credit Agreement.  The interest rate as of June 30, 2015 was 2.19 percent.

The Company shall make payments on the outstanding principal amount of the term loan in quarterly principal installments based on annual amortization of (a) for the first year, 5.0 percent, (b) for the second, third and fourth years, 10 percent per year and (c) for the fifth year, 15 percent, with the remaining balance payable on the scheduled maturity date of the term loan.

Borrowings under the credit facility are prepayable at the Company’s option without premium or penalty.  The Company is required to prepay the term loan with the net cash proceeds of certain asset sales, debt issuances or casualty events, subject to certain exceptions.

The Credit Agreement contains certain covenants that limit, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness or liens, to make certain investments or loans, to make certain restricted payments, to enter into consolidations, mergers or sales of material assets and other fundamental changes, to transact with affiliates, to enter into agreements restricting the ability of subsidiaries to incur liens or pay dividends, or to make certain accounting changes.  In addition, the Credit Agreement requires us to maintain a net leverage ratio (defined as the ratio of debt (less certain cash) to EBITDA that is less than (i) from the date the Credit Agreement is entered into through December 31, 2015, 3.50:1.00, (ii) from March 31, 2016 through September 30, 2016, 3.25:1.00, and (iii) from and after December 31, 2016, 3.00:1.00).  In addition, the Credit Agreement requires us to maintain a minimum fixed charge coverage ratio of 1.10:1.00.  The Credit Agreement also contains customary events of default.  We believe we were compliant with all covenants as of June 30, 2015.

All obligations under the Credit Agreement are guaranteed by the Guarantors, and all obligations under the Credit Agreement, including the guarantees of those obligations, are secured by substantially all of the assets of the Company and the Guarantors.

We have standby letters of credit outstanding of approximately $57 million. The standby letters of credit were issued to secure financial obligations related to our workers compensation, general insurance and auto liability programs.

F. FAIR VALUE MEASUREMENTS

The fair value measurement standard defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an “exit price”). Authoritative guidance on fair value measurements and disclosures clarifies that a fair value measurement for a liability should reflect the entity’s non-performance risk. In addition, a fair value hierarchy is established that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted market prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

Fair Value on Recurring Basis

The carrying values of cash and cash equivalents, receivables, net and accounts payables are considered to be representative of their respective fair values due to the short-term nature of these instruments.

Fair Value on Non-Recurring Basis

Fair value measurements were applied with respect to our non-financial liabilities measured on a non-recurring basis, which consists of our current portion of long-term debt and long-term debt.  The carrying value of our long-term debt approximates the fair value due to the debt being issued on June 30, 2015.

During the periods presented, there were no transfers between fair value hierarchical levels.

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

G. SEGMENT INFORMATION

Information about us by segment is as follows, in thousands:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	2015	2014	2015	2014	2015	2014

	Net Sales		Operating Profit		Net Sales		Operating Profit
Our operations by segment were:
Installation	$265,300	$242,390	$7,070	$7,020	$498,660	$454,400	$6,040	$100
Distribution	160,840	160,080	11,890	12,960	305,450	298,220	23,270	21,720
Intercompany eliminations and other adjustments (A)	(22,380)	(19,680)	(1,740)	(4,250)	(41,890)	(36,250)	(5,340)	(8,690)
Total	$403,760	$382,790	$17,220	$15,730	$762,220	$716,370	$23,970	$13,130
General corporate expense, net			(5,720)	(5,510)			(13,620)	(10,780)
Operating profit, as reported			11,500	10,220			10,350	2,350
Other expense, net			(3,170)	(3,100)			(6,320)	(6,190)
Income (loss) from continuing operations before income taxes			$8,330	$7,120			$4,030	$(3,840)

(A)

Intercompany eliminations include the elimination of intercompany profit of $4.0 million and $3.8 million for the three months ended June 30, 2015 and 2014, respectively.  Intercompany eliminations were $7.4 million and $6.3 million for the six month period ended June 30, 2015 and 2014, respectively.  Other adjustments primarily include the difference between the estimated corporate costs from which each segment receives a direct benefit and the actual costs incurred for the period, as well as adjustments for insurance reserves previously managed by Masco.  During the three month period ended June 30, 2015 and 2014, other adjustments were $(2.3) million and $0.5 million, respectively. During the six month period ended June 30, 2015 and 2014, other adjustments were $(2.1) million and $2.4 million, respectively.

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

H. OTHER COMMITMENTS AND CONTINGENCIES

We are subject to claims, charges, litigation and other proceedings in the ordinary course of our business, including those arising from or related to contractual matters, intellectual property, personal injury, environmental matters, product liability, product recalls, construction defects, insurance coverage, personnel and employment disputes, antitrust and other matters, including class actions.  We believe we have adequate defenses in these matters and that the likelihood that the outcome of these matters would have a material adverse effect on us is remote.  However, there is no assurance that we will prevail in these matters, and we could in the future incur judgments, enter into settlements of claims or revise our expectations regarding the outcome of these matters, which could materially impact our results of operations.

A corporate leased asset used by Masco was terminated and an accrual was established in 2014 for the difference between estimated proceeds and the contractual value.  The corporate leased asset was disposed of on April 1, 2015 for the expected proceeds, and we received reimbursement from Masco.

I. INCOME TAXES

Our effective tax rate was 20 percent and 30 percent for the three and six months ended June 30, 2015, respectively, primarily due to the decrease in the valuation allowance resulting from the partial utilization of our U.S. Federal net operating loss carryforward.

For the three and six months ended June 30, 2014, we incurred a 13 percent effective tax rate expense on pre-tax income and a 50 percent effective tax rate benefit on pre-tax loss, respectively, primarily due to the decrease in the valuation allowance resulting from the anticipated partial utilization of our U.S. Federal net operating loss carryforward and from a tax benefit recorded in the second quarter of 2014 to adjust certain income tax returns to amounts as filed.

Although we recorded an income tax benefit on a loss from continuing operations for the six months ended June 30, 2014, based on actual results, we recorded an income tax expense on income from continuing operations for the full year 2014.

We file our tax returns as a member of the Masco consolidated group for U.S. Federal and certain state jurisdictions through June 30, 2015, the Effective Date. As a result, certain tax attributes, primarily the net operating loss carryforward, are treated as an asset of the Masco consolidated group and may be utilized by the Masco consolidated group through the end of December 31, 2015, Masco’s tax year end.

Of the $434 million deferred tax assets on net operating loss carryforwards recorded at December 31, 2014, all but $32 million has been and is anticipated to be utilized  by the Masco consolidated group by December 31, 2015, resulting in a reduction in the corresponding deferred tax asset and valuation allowance as of June 30, 2015.

It is reasonably possible that the continued improvements in our operations could result in the objective positive evidence necessary to warrant the reversal of all or a portion of the valuation allowance for U.S. Federal and certain state jurisdictions by the end of 2015.

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

J. EARNINGS PER SHARE

Basic and diluted earnings per share was computed as follows (in thousands except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income (loss)	$6,400	$5,830	$2,600	$(2,750)

Basic earnings (loss) per common share:
Basic weighted-average shares outstanding	37,667,947	37,667,947	37,667,947	37,667,947
Basic earnings (loss) per share	$0.17	$0.15	$0.07	$(0.07)

Diluted earnings (loss) per common share:
Diluted weighted-average shares outstanding	37,667,947	37,667,947	37,667,947	37,667,947
Diluted earnings (loss) per share	$0.17	$0.15	$0.07	$(0.07)

On June 30, 2015, we distributed 37.7 million shares of our common stock to Masco shareholders in conjunction with the Separation.  The computation of basic and diluted earnings per common share for all periods presented was calculated using the shares distributed on the Effective Date.

Subsequent to June 30, 2015, a total of 1.0 million of restricted stock award replacements, stock option replacements, founders restricted stock awards, founders stock options and Director restricted stock awards were issued.

K. SHARE-BASED  COMPENSATION

Prior to the Separation, our employees participated in the Masco share-based compensation program and received restricted stock awards and stock options. Effective July 1, 2015, our employees participate in the TopBuild Long-Term Incentive Plan.  For the three and six months ended June 30, 2015 and 2014, share-based compensation expense has been allocated to TopBuild based on the awards and options previously granted to TopBuild employees.    Outstanding unvested Masco stock options and restricted stock held by employees of TopBuild as of June 30, 2015 were forfeited upon the Separation from Masco and replaced with TopBuild long-term incentive awards of generally equivalent value.

Included in selling, general and administrative expenses is share-based compensation expense of $0.9 million and $1.0 million for the three months ended June 30, 2015 and 2014, respectively.  For the six-month period ended June 30, 2015 and 2014,  share-based compensation was $1.7 million and $2.0 million, respectively.

TOPBUILD CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER 2015 AND THE FIRST SIX MONTHS 2015 VERSUS

SECOND QUARTER 2014 AND THE FIRST SIX MONTHS 2014

The discussion and analysis below for the Company, which contains forward-looking statements, should be read in conjunction with the unaudited condensed consolidated financial statements, the notes to such condensed consolidated financial statements and the “Forward-Looking Statements” included elsewhere in this Form 10-Q.

The following table sets forth our net sales and operating profit margins by business segment, dollars in thousands:

	Three Months Ended		Percent
	June 30,		Increase
	2015	2014	2015 vs. 2014
Net Sales:
Installation	$265,300	$242,390	9.5%
Distribution	160,840	160,080	0.5%
Intercompany eliminations and other adjustments	(22,380)	(19,680)	13.7%
Total	$403,760	$382,790	5.5%

	Six Months Ended		Percent
	June 30,		Increase
	2015	2014	2015 vs. 2014
Net Sales:
Installation	$498,660	$454,400	9.7%
Distribution	305,450	298,220	2.4%
Intercompany eliminations and other adjustments	(41,890)	(36,250)	15.6%
Total	$762,220	$716,370	6.4%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Operating Profit Margins:
Installation	2.7%	2.9%	1.2%	—%
Distribution	7.4%	8.1%	7.6%	7.3%
Total operating profit margin, as reported	2.8%	2.7%	1.4%	0.3%

We report our financial results in accordance with generally accepted accounting principles (“GAAP”) in the United States.  However, we believe that certain non-GAAP performance measures and ratios used in managing the business may provide users of this financial information with additional meaningful comparisons between current results and results in prior periods.  Non-GAAP performance measures and ratios should be viewed in addition to, and not as an alternative for, our reported results.

Sales and Operations

Net sales increased 5.5 percent and 6.4 percent for the three and six-month periods ended June 30, 2015, respectively, from the comparable periods of 2014.  The increase in the three-month period ended June 30, 2015 was principally driven by sales volume growth in the Installation segment, with both the Installation and Distribution segments contributing to the increase for the six-month period ended June 30, 2015.  Our sales benefited from increased volume in residential new construction and commercial construction activity, increased insulation sales volume driven by changing building code requirements, as well as increased selling prices.

TOPBUILD CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our gross profit margins were 21 percent for the three and six-month periods ended June 30, 2015, respectively, compared with 22 percent and 21 percent for the comparable periods of 2014.

Gross profit margins for the three and six-month periods ending June 30, 2015 were negatively impacted by an unfavorable relationship between selling prices and material costs and to a lesser degree higher insurance reserves and claims costs; partially offset by a favorable leverage on higher sales volume.

Selling, general and administrative expenses as a percent of sales were 18 percent and 20 percent for the three and six-month periods ended June 30, 2015, respectively, compared with 20 percent and 21 percent for the comparable periods of 2014.  Reduced selling, general and administrative expense as a percent of sales is a result of increasing volume, benefits associated with cost savings initiatives and lower depreciation expense; partially offset by higher general Masco corporate expenses,  rationalization costs and losses on fixed asset disposals.

Our selling, general and administrative expenses include allocations of Masco general corporate expenses of $5.7 million and $13.6 million for the three and six months ended June 30, 2015, respectively.  Selling, general and administrative expenses for the three months and six months ended June 30, 2014 include allocations of Masco general corporate expenses of $5.5 million and $10.8 million, respectively.  Such expenses may not be indicative of our general corporate expense in the future.

Operating margins, as reported, for the three-month period ended June 30, 2015 and 2014 were 2.8 percent and 2.7 percent, respectively.  Operating margins before general corporate expenses were 4.3 percent and 4.1 percent for the three-month period ended June 30, 2015 and 2014, respectively.  Second quarter 2015 margins were positively impacted by increased sales volumes and benefits associated with cost savings initiatives; partially impacted by an unfavorable relationship between selling prices and material costs.  Operating margins, as reported, for the six-month period ended June 30, 2015 and 2014 were 1.4 percent and 0.3 percent, respectively.  Operating margins before general corporate expenses were 3.1 percent and 1.8 percent for the six-month period ended June 30, 2015 and 2014, respectively. Operating margins for the six months ended June 30, 2015 were positively affected by increased sales volumes, a more favorable relationship between selling prices and commodity costs, and the benefits associated with cost savings initiatives.

Installation

Sales

Net sales in the Installation segment increased $22.9 million and $44.3 million or 9.5 percent and 9.7 percent for the three and six-month periods ended June 30, 2015, respectively, compared to the same periods in 2014, due to increased sales volume related to a higher level of activity in new home construction and an increased sales volume of commercial installation.  Net sales also increased one percent for the three month period and two percent for the six month period ended June 30, 2015 due to increased selling prices.

Operating results

Operating margins in the Installation segment for the three-month period ended June 30, 2015 and 2014 were 2.7 percent and 2.9 percent, respectively.  Second quarter 2015 margins were negatively impacted by an unfavorable relationship between selling prices and material costs, resulting in a decrease over the second quarter of 2014 as well as higher rationalization costs and losses on fixed asset disposals; partially offset by volume and cost savings. Operating margins for the six-month period ended June 30, 2015 and 2014 were 1.2 percent and zero percent, respectively.  The 2015 operating margins compared to the same period of 2014 were positively impacted by increased sales volume and the related absorption of fixed costs and the benefits associated from cost savings initiatives; partially offset by an unfavorable relationship between selling prices and material costs, current rationalization costs and losses on fixed asset disposals.

TOPBUILD CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Distribution

Sales

Net sales in the Distribution segment increased $0.8 million and $7.2 million or 0.5 percent and 2.4 percent for the three and six-month periods ended June 30, 2015, respectively, compared to the same periods in 2014.  Sales for the three and six month periods ended June 30, 2015 increased from the same periods in 2014, due to higher sales to the Installation segment and higher selling prices.  This increase was offset in the second quarter of 2015 by lower sales relative to the second quarter of 2014 due to increased second quarter 2014 customer purchases driven by a pending second quarter 2014 selling price increase.

Operating results

Operating margins in the Distribution segment for the three and six-month periods ended June 30, 2015 changed by $(1.1) million and $1.6 million, or (0.7) percent and 0.3 percent, respectively, compared to the same periods of 2014.  Operating margins for the three-month period ended June 30, 2015 were negatively impacted by higher insurance reserves and claim costs and a bad debt write-off.   Operating margins for the six-month period ended June 30, 2015 increased primarily, due to sales volume, a more favorable relationship between selling prices and material costs and the benefits associated with cost saving initiatives; partially offset by current rationalization charges, insurance reserves and claim costs as compared to the same period in 2014.

Other Income (Expense), Net

Interest expense was $3.2 million and $6.3 million for the three and six months ended June 30, 2015, respectively, compared with $3.1 million and $6.2 million for the three and six months ended June 30, 2014, respectively.  Interest expense was allocated by Masco and such expense may not be indicative of our interest expense in the future.  Utilizing our current rate of 2.19 percent as of June 30, 2015, our expected interest expense is $2.2 million for the remaining six months of 2015.

Income from Continuing Operations

Income from continuing operations was $6.6 million and $6.2 million for the three months ended June 30, 2015 and 2014, respectively.  Income (loss) from continuing operations was  $2.8 million and $(1.9) million for the six months ended June 30, 2015 and 2014, respectively.

Our effective tax rate of 20 percent and 30 percent for the three and six months ended June 30, 2015, respectively, is lower than our normalized rate of 36 percent, primarily due to the decrease in the valuation allowance resulting from the anticipated partial utilization of our U.S. Federal net operating loss carryforward.

For the three and six months ended June 30, 2014, we incurred a 13 percent effective tax rate expense on pre-tax income and a 50 percent effective tax rate benefit on pre-tax loss, respectively, primarily due to the decrease in the valuation allowance resulting from the anticipated partial utilization of our U.S. Federal net operating loss carryforward and from a tax benefit recorded in the second quarter of 2014 to adjust certain income tax returns to amounts as filed.

We file our tax returns as a member of the Masco consolidated group for U.S. Federal and certain state jurisdictions through June 30, 2015, the Effective Date. As a result, certain tax attributes, primarily the net operating loss carryforward, are treated as an asset of the Masco consolidated group and may be utilized by the Masco consolidated group through the end of December 31, 2015, Masco’s tax year end.

Of the $434 million deferred tax assets on net operating loss carryforwards recorded at December 31, 2014, all but $32 million has been and is  anticipated to be utilized by the Masco consolidated group by December 31, 2015, resulting in a reduction in the corresponding deferred tax asset and valuation allowance as of June 30, 2015.

TOPBUILD CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

It is reasonably possible that the continued improvements in our operations could result in the objective positive evidence necessary to warrant the reversal of all or a portion of the valuation allowance for U.S. Federal and certain state jurisdictions by the end of 2015.

Cash Flows

Significant sources and (uses) of cash and cash equivalents for the six months ended June 30, 2015 and 2014, are summarized as follows, in thousands:

	2015	2014

Net cash (used) provided by operating activities	$(8,960)	$16,890
Capital expenditures	(7,120)	(6,050)
Other, net	910	1,050
Net transfer from (to) Former Parent Company	77,190	(9,840)
Cash distribution paid to Former Parent Company	(200,000)	—
Proceeds from issuance of long-term debt	200,000	—
Payment of debt issuance costs	(1,720)	—
Cash and cash equivalents increase	$60,300	$2,050

Working capital (receivables, net plus inventories, net less accounts payable) as a percentage of last twelve months of net sales	8.3%	8.2%

The change in net cash (used) provided by operating activities when comparing the six months ended June 30, 2015 to the comparable period in 2014 was primarily due to the buildup of inventory and the resulting payables in response to a pending cost increase in the second quarter of 2014, and the lack thereof in the same period of 2015.

As of June 30, 2015 and 2014, our working capital was 8.3 percent and 8.2 percent of net sales, respectively.  One of our objectives in managing working capital is to reduce working capital as a percentage of net sales.  The increase in working capital as a percentage of net sales from the six months ended June 2014 to June 2015 is related to higher levels of accounts receivable.

Historically, we have largely funded our growth through cash provided by our operations, combined with support from Masco through its operating cash flows, its long-term debt and its issuance of securities in the financial markets, including issuances for certain mergers and acquisitions.

On June 9, 2015, we entered into a credit agreement with a bank group.  The credit agreement consists of a senior secured term loan facility of $200 million and a senior secured revolving facility which provides borrowings of up to $125 million.  See Note E to the condensed consolidated financial statements.

Following the Separation, we have access to liquidity through our cash from operations and available borrowing capacity under our new credit facility.  Cash flows are seasonally stronger in the second and third quarters as a result of increased new construction activity.

TOPBUILD CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

We prepare our condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales, costs and expenses during the reporting period. Actual results could differ from those estimates. Our critical accounting policies have not changed materially from those previously reported in Amendment No. 3 to our Registration Statement on Form 10 as filed with the SEC on June 8, 2015.

APPLICATION OF NEW ACCOUNTING STANDARDS

Information regarding application of new accounting standards is incorporated by reference from Note B to our unaudited condensed consolidated financial statements in Part I, Item 1 of this report.

FORWARD-LOOKING STATEMENTS

Statements contained in this report that reflect our views about our future performance constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by words such as “believe,” “anticipate,” “appear,” “may,” “might,” “will,” “should,” “intend,” “plan,” “estimate,” “expect,” “assume,” “seek,” “forecast,” “anticipates,” “appears,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and similar references to future periods. These views involve risks and uncertainties that are difficult to predict and, accordingly, our actual results may differ materially from the results discussed in our forward-looking statements.  We caution you against relying on any of these forward-looking statements.  Our future performance may be affected by our reliance on residential new construction, residential repair/remodel and commercial construction, our reliance on third-party suppliers and manufacturers, our ability to attract, develop and retain talented personnel and our sales and labor force, our ability to maintain consistent practices across our locations, our ability to maintain our competitive position, and our ability to realize the expected benefits of the Separation.  We discuss many of the risks we face under the caption entitled “Risk Factors” in our Registration Statement on Form 10 filed with the SEC.  Our forward-looking statements in this filing speak only as of the date of this filing.  Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Prior to the Separation, we participated in Masco’s centralized cash management program and were funded through an intercompany loan arrangement whereby Masco provided daily liquidity, as needed, to fund our operations.  As a result of this intercompany funding arrangement, prior to the Separation, we had no external indebtedness that exposed us to interest rate risk.    Our historical financial statements include standby letter of credit costs, as Masco allocated these costs to TopBuild in related party interest expense allocations.

On June 9, 2015, we entered into the Credit Agreement. The Credit Agreement consists of a senior secured term loan facility in the amount of $200 million and a senior secured revolving facility in the amount of $125 million. The proceeds from the $200 million term loan facility were used to finance a $200 million cash distribution from us to Masco, which was paid on the date of the Separation. In addition, we have standby letters of credit outstanding of approximately $57 million. The standby letters of credit were issued to secure financial obligations related to our workers compensation, general insurance and auto liability programs.   We expect to use the borrowing capacity under the revolving credit facility from time to time for working capital and other general corporate purposes.

Interest payable on both the term loan facility and revolving facility is based on a variable interest rate.  As a result, we are exposed to market risks related to fluctuations in interest rates on our outstanding indebtedness. Based on the current interest rate of 2.19 percent under the senior secured term loan facility, a 100 basis point increase in the interest rate would result in a $2.0 million increase in our annualized interest expense.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have concluded, based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

Before the Separation, we relied on certain financial information and resources of Masco to manage specific aspects of our business and report results. These included investor relations, corporate communications, accounting, tax, legal, human resources, benefit plan administration, benefit plan reporting, general management, real estate, treasury, insurance and risk management, and oversight functions. In conjunction with the Separation, we enhanced our financial, administrative, and other support systems and expanded our accounting, reporting, legal and internal audit departments. We also revised and adopted policies, as needed, to meet all regulatory requirements applicable to us as a standalone publicly traded company. We continue to review and document our internal controls over financial reporting and may, from time to time, make changes aimed at enhancing their effectiveness. These efforts may lead to changes in our internal control over financial reporting.

Other than those noted above, there were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in Amendment No. 3 to our Registration Statement on Form 10 as filed with the SEC on June 8, 2015.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 30, 2015, we issued 37,667,947 shares of common stock, par value $0.01 per share, to Masco as a distribution to our sole shareholder.  We did not register the issuance of these shares under the Securities Act of 1933, as amended (the “Securities Act”), because such issuance did not constitute a public offering and therefore was exempt from registration pursuant to Section 4(a)(2) of the Securities Act.  All of these shares were subsequently distributed on a pro rata basis to Masco’s shareholders in connection with the Separation.

Neither we nor any “affiliated purchaser” repurchased any shares of our common stock during the quarter ended June 30, 2015.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

The Exhibits listed on the accompanying Index to Exhibits are filed part of this Form 10-Q and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOPBUILD CORP.

By:	/s/ John S. Peterson
Name:	John S. Peterson
Title:	Vice President and Chief Financial Officer

August 11, 2015

INDEX TO EXHIBITS

Exhibit No.	Exhibit Title

2.1†

Separation and Distribution Agreement, dated as of June 29, 2015, by and between Masco Corporation and TopBuild Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2015).

3.1	Amended and Restated Certificate of Incorporation of TopBuild Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2015).

3.2	Amended and Restated Bylaws of TopBuild Corp. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2015).

10.1*	Credit Agreement, dated as of June 9, 2015, among TopBuild Corp. and PNC Bank, National Association, as administrative agent, and the other lenders and agents party thereto.

10.2

Tax Matters Agreement, dated as of June 29, 2015, between Masco Corporation and TopBuild Corp. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 6, 2015).

10.3

Transition Services Agreement, dated as of June 29, 2015, by and between Masco Corporation and TopBuild Corp. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2015).

10.4

Employee Matters Agreement, dated as of June 29, 2015, by and between Masco Corporation and TopBuild Corp. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2015.

10.5*	TopBuild Corp. 2015 Long Term Stock Incentive Plan.

10.6*	Form of Restricted Stock Award under the TopBuild Corp. 2015 Long-Term Stock Incentive Plan.

10.7*	Form of Non-Qualified Stock Option Award under the TopBuild Corp. 2015 Long-Term Stock. Incentive Plan.

10.8*	Form of Restricted Stock Award for Non-Employee Directors under the TopBuild Corp. 2015 Long Term Stock Incentive Plan.

31.1*	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	The schedules to this agreement are omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to supplementally furnish to the SEC, upon request, a copy of any omitted schedule.
*	Filed herewith.
**	Furnished herewith.