Form 10-Q
period 2015-09-30
TopBuild Corp
filed 2015-11-03
CIK 1633931

UNITED STATES

SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

                                                 ☒ Yes            ☐ No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                 ☐ Yes            ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at October 30, 2015
Common stock, par value $.01 per share	37,681,765

TOPBUILD CORP.

PART I – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

TOPBUILD CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands except share data)

	September 30,	December 31,
ASSETS	2015	2014
Current assets:
Cash and cash equivalents	$108,340	$2,970
Receivables, net	247,250	220,180
Inventories, net	103,400	106,970
Deferred income taxes, net	6,350	910
Prepaid expenses and other current assets	7,120	4,210
Total current assets	472,460	335,240

Property and equipment, net	92,390	93,160
Goodwill	1,044,040	1,044,040
Other intangible assets, net	2,250	2,960
Other assets	2,170	1,030
Total assets	$1,613,310	$1,476,430

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$238,870	$228,720
Current portion of long-term debt	12,500	—
Accrued liabilities	88,830	72,750
Total current liabilities	340,200	301,470

Long-term debt	185,000	—
Deferred income taxes, net	194,480	182,280
Other liabilities	41,650	40,390
Total liabilities	761,330	524,140

Equity:
Preferred stock, $0.01 par value: 10,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2015	—	—
Common stock, $0.01 par value: 250,000,000 shares authorized; 37,681,765 shares issued and outstanding at September 30, 2015	380	—
Additional paid-in capital	834,970	—
Retained earnings	16,630	—
Former Parent investment	—	952,290
Total equity	851,980	952,290
Total liabilities and equity	$1,613,310	$1,476,430

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands except per common share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net sales	$427,890	$397,650	$1,190,110	$1,114,020
Cost of sales	333,890	309,270	936,600	875,120
Gross profit	94,000	88,380	253,510	238,900
Selling, general and administrative expenses	63,810	74,600	212,970	222,770
Operating profit	30,190	13,780	40,540	16,130
Other expense, net:
Interest expense	(1,570)	(3,100)	(7,890)	(9,300)
Other, net	10	10	10	20
	(1,560)	(3,090)	(7,880)	(9,280)
Income from continuing operations before income taxes	28,630	10,690	32,660	6,850
Income tax expense from continuing operations	(12,000)	(4,220)	(13,200)	(2,290)
Income from continuing operations	16,630	6,470	19,460	4,560
Loss from discontinued operations, net	—	(90)	(230)	(930)
Net income	$16,630	$6,380	$19,230	$3,630

Income (loss) per common share:
Basic:
Income from continuing operations	$0.44	$0.17	$0.52	$0.12
Loss from discontinued operations, net	—	—	(0.01)	(0.02)
Net income	$0.44	$0.17	$0.51	$0.10

Diluted:
Income from continuing operations	$0.44	$0.17	$0.52	$0.12
Loss from discontinued operations, net	—	—	(0.01)	(0.02)
Net income	$0.44	$0.17	$0.51	$0.10

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2015	2014

NET CASH FROM (FOR) OPERATING ACTIVITIES
Net income	$19,230	$3,630
Adjustments to reconcile net income to net cash from (for) operating activities:
Depreciation and amortization	9,160	19,590
Share-based compensation	3,150	2,920
Loss on sale of property and equipment	2,260	—
Deferred income taxes, net	5,410	880
Changes in assets and liabilities:
Receivables, net	(27,070)	(20,540)
Inventories, net	3,570	3,890
Prepaids and other current assets	(2,910)	470
Accounts payable and accrued liabilities	29,140	28,740
Other, net	1,210	100
Net cash from operating activities	43,150	39,680
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
Capital expenditures	(10,590)	(8,810)
Other, net	1,270	1,210
Net cash for investing activities	(9,320)	(7,600)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
Net transfer from (to) Former Parent	75,930	(32,060)
Cash distribution paid to Former Parent	(200,000)	—
Proceeds from issuance of long-term debt	200,000	—
Repayment of long-term debt	(2,500)	—
Payment of debt issuance costs	(1,720)	—
Other, net	(170)	—
Net cash from (for) financing activities	71,540	(32,060)
CASH AND CASH EQUIVALENTS:
Increase for the period	105,370	20
At December 31	2,970	3,020
At September 30	$108,340	$3,040

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

(In thousands)

				Former
		Additional		Parent
	Common	Paid-in	Retained	Company
	Stock	Capital	Earnings	Investment	Equity
Balance at December 31, 2013	$—	$—	$—	$1,002,690	$1,002,690
Net income	—	—	—	3,630	3,630
Net transfers to Former Parent	—	—	—	(29,150)	(29,150)
Balance at September 30, 2014	$—	$—	$—	$977,170	$977,170

Balance at December 31, 2014	$—	$—	$—	$952,290	$952,290
Net income	—	—	16,630	2,600	19,230
Separation-related adjustments	—	—	—	(120,850)	(120,850)
Reclassification of Former Parent investment in connection with the Separation	—	834,040	—	(834,040)	—
Issuance of common stock at Separation	380	(380)	—	—	—
Share-based compensation	—	1,310	—	—	1,310
Balance at September 30, 2015	$380	$834,970	$16,630	$—	$851,980

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A. BASIS OF PRESENTATION

On June 30, 2015 (the “Effective Date”), Masco Corporation (“Masco” or the “Former Parent”) completed the separation (the “Separation”) of its Installation and Other Services businesses (the “Services Business”) from its other businesses.  On the Effective Date, TopBuild Corp. (“TopBuild” or the “Company”), a Delaware corporation formed in anticipation of the Separation, became an independent public company which holds, through its subsidiaries, the assets and liabilities associated with the Services Business.  For more information regarding the Separation, see the Company’s Registration Statement on Form 10 filed with the Securities and Exchange Commission (“SEC”) on March 4, 2015 (as amended) (“Form 10”).  References to “TopBuild,” the “Company,” “we,” “our,” and “us” refer to TopBuild Corp. and its consolidated subsidiaries.

These condensed consolidated financial statements and related notes should be read in conjunction with the audited financial statements included in the Company’s Form 10 for the year ended December 31, 2014.

The condensed consolidated financial statements of TopBuild were prepared, on a stand-alone basis, in connection with the Separation and reflect the combined historical results of operations, financial position, and cash flows of Masco’s Services Business, including an allocable portion of corporate costs.  The 2014 prior year amounts and the 2015 statement of operation and cash flow amounts were reported on a combined basis.  Separation related adjustments recorded in the Consolidated Statements of Changes in Equity primarily relate to a cash distribution of $200 million made by TopBuild to Masco immediately prior to the Separation, offset by net transfers from the Former Parent.  During the three months ending September 30, 2015, we recorded a $1.4 million post-Separation adjustment to additional paid-in capital.

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

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to state fairly our financial position as of September 30, 2015, our results of operations for the three and nine months ended September 30, 2015 and 2014, and cash flows for the nine months ended September 30, 2015 and 2014.  The Condensed Consolidated Balance Sheet at December 31, 2014, was derived from the audited combined financial statement, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

B. ACCOUNTING POLICIES

Financial Statement Presentation.  The condensed consolidated financial statements have been developed in conformity with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.  Actual results could differ materially from these estimates.  Our financial statements for the periods prior to the Separation have been derived from the financial statements and accounting records of Masco using the historical results of operations and historical basis of assets and liabilities of the Services Business, and reflect Masco’s net investment in the Services Business.

All intercompany transactions between TopBuild entities have been eliminated. Transactions between TopBuild and Masco prior to the Separation, with the exception of purchase transactions, are reflected in equity in the Condensed Consolidated Balance Sheets as “Former Parent investment” and in the Condensed Consolidated Statements of Cash Flows as a financing activity in “Net transfer from (to) Former Parent.”

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

The accompanying condensed consolidated financial statements include allocations of general corporate expenses that were incurred by Masco for the periods prior to the Separation for functions such as corporate human resources, finance, and legal, including salaries, benefits, and other related costs.  These general corporate expenses were allocated to TopBuild on the basis of revenues.  Total allocated general corporate costs were $6.3 million for the three months ended September 30,  2014.  Total allocated general corporate costs were $13.6 million and $17.0 million for the nine months ended September 30, 2015 and 2014, respectively.  These costs were included in selling, general and administrative expenses.

Masco, prior to the Separation, incurred certain operating expenses on behalf of the Services Business that were allocated to TopBuild based on direct benefit or usage.  These allocated operating expenses were $6.5 million for the three months ended September 30,  2014, and $5.6 million and $14.5 million for the nine months ended September 30, 2015 and 2014, respectively.  These costs were included in selling, general and administrative expenses.  In TopBuild’s reporting segments’ operating profit, an estimate of these operating expenses were allocated to each reporting segment based on a percentage of sales.

For the periods prior to the Separation, these condensed consolidated financial statements may not reflect the actual expenses that would have been incurred had we operated as a stand-alone company and may not reflect the consolidated results of operations, financial position, and cash flows had we operated as a stand-alone.  Actual costs that would have been incurred if we had operated as a stand-alone company prior to the Separation would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.

Our share-based compensation program consists of restricted stock and stock option awards.  We grant restricted stock awards with a fair value determined based on our closing stock price on the date of grant.  Restricted stock awards generally vest ratably over five years.  We also grant stock options for a fixed number of shares to certain employees with an exercise price equal to the market price of our common stock on the date of grant.  Stock options generally become exercisable (vest ratably) over five years beginning on the first anniversary from the date of grant and expire no later than 10 years after the grant date. The fair value of stock option awards is determined using the Black-Scholes Options Pricing Model.  We have elected to use the straight-line method to recognize compensation expense related to the restricted stock awards and stock option grants evenly over their respective service period.  Share-based compensation expense is reported in selling, general and administrative expense.

During the first quarter ended March 31, 2015, we identified an error related primarily to the misallocation of a favorable legal settlement to general corporate expenses of TopBuild in the fourth quarter of 2014.  The impact of the error was to understate the allocation of corporate expenses reported as selling, general and administrative expense and overstate operating profit by $1.9 million.  The error was not considered material to the previously reported 2014 combined financial statements.  The Company recorded the correction of the error by an out-of-period adjustment in the first quarter of 2015 which is therefore reflected in the nine months ended September 30, 2015 Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows.

Recently Issued Accounting Pronouncements:  In May 2014 the Financial Accounting Standards Board (FASB) issued a new standard for revenue recognition, Accounting Standards Codification 606 (“ASC 606”). The purpose of ASC 606 is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability across industries. ASC 606 is effective for us for annual periods beginning January 1, 2018. We are currently evaluating the impact the adoption of this new standard will have on our results of operations.

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

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

In April 2015, the FASB issued Accounting Standards Update 2015-03 (“ASU 2015-03”) “Interest – Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs,” which requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt.  ASU 2015-3 is effective for us for annual periods beginning January 1, 2016.  While adoption of this amendment will impact presentation on our Condensed Consolidated Balance Sheets, it will not affect the results of operations.

In July 2015, the FASB issued Accounting Standards Update 2015-11 (“ASU 2015-11”) “Simplifying the Measurement of Inventory.” Under the amendment, ASU 2015-11, inventory should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This guidance is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. We do not expect the adoption of this amendment to have a material impact on our financial position or results of operations.

C. GOODWILL AND OTHER INTANGIBLES

The changes in the carrying amount of goodwill for the nine months ended September 30, 2015, by segment, were as follows, in thousands:

	Gross Goodwill	Gross Goodwill	Accumulated	Net Goodwill
	at	at	Impairment	at
	December 31, 2014	September 30, 2015	Losses	September 30, 2015
Installation	$1,389,750	$1,389,750	$(762,000)	$627,750
Distribution	416,290	416,290	—	416,290
Total	$1,806,040	$1,806,040	$(762,000)	$1,044,040

Other intangible assets, net includes the carrying value of our definite-lived intangible assets of $1.8 million (net of accumulated amortization of $18.0 million) at September 30, 2015, and $2.6 million (net of accumulated amortization of $17.2 million) at December 31, 2014.

D. DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $3.0 million and $6.5 million for the three months ended September 30, 2015 and 2014, respectively.  Depreciation and amortization expense was $9.2 million and $19.6 million for the nine months ended September 30, 2015 and 2014, respectively.

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

The Credit Agreement consists of a senior secured term loan facility (“term loan facility”) of $200 million and a senior secured revolving credit facility (“revolving facility”) which provides borrowing availability of up to $125 million.  Together, the term loan facility and revolving facility are referred to as the credit facility.  Up to $100 million of additional borrowing capacity under the credit facility may be extended at the request of the Company in an aggregate amount not to exceed $100 million without the consent of the lenders, subject to certain conditions (including existing or new lenders providing commitments in respect of such additional borrowing capacity).  The credit facility is scheduled to mature on June 30, 2020.

The revolving facility includes a $100 million sublimit for the issuance of letters of credit and a $15 million sublimit for swingline loans.  Swingline loans and letters of credit issued under the revolving facility reduce availability under the revolving facility.

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

The proceeds of the $200 million term loan facility were used to finance a cash distribution to Masco in connection with the Separation.  We expect to use the borrowing capacity under the revolving facility from time to time for working capital and funds for general corporate purposes.

Interest payable on the credit facility is based on either:

-	the London interbank offered rate (“LIBOR”), adjusted for statutory reserve requirements (the “Adjusted LIBOR Rate”); or
-	the Base Rate, which is defined as the highest of (a) the prime rate, (b) the federal funds open rate plus 0.50 percent, and (c) the daily LIBOR rate for a one-month interest period plus 1.0 percent,

plus, (A) in the case of Adjusted LIBOR Rate borrowings, applicable margins ranging from 1.00 percent to 2.00 percent per annum, and (B) in the case of Base Rate borrowings, spreads ranging from 0.00 percent to 1.00 percent per annum, depending on, in each of (A) and (B), the Company’s Total Leverage Ratio, defined as the ratio of debt to EBITDA, ranging from less than or equal to 1.00:1.00 to greater than 2.50:1.00.The interest rate period with respect to the Adjusted LIBOR Rate interest rate option can be set at one-, two-, three-, or six-months, and in certain circumstances one-week or 12-months, as selected by the Company in accordance with the terms of the Credit Agreement.  The interest rate as of September 30, 2015, was 2.20 percent.

The Company shall make payments on the outstanding principal amount of the term loan in quarterly principal installments based on annual amortization of (a) for the first year, 5 percent, (b) for the second, third, and fourth years, 10 percent per year, and (c) for the fifth year, 15 percent, with the remaining balance payable on the scheduled maturity date of the term loan.

Borrowings under the credit facility are prepayable at the Company’s option without premium or penalty.  The Company is required to prepay the term loan with the net cash proceeds of certain asset sales, debt issuances, or casualty events, subject to certain exceptions.

The Credit Agreement contains certain covenants that limit, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness or liens; to make certain investments or loans; to make certain restricted payments; to enter into consolidations, mergers, sales of material assets, and other fundamental changes; to transact with affiliates; to enter into agreements restricting the ability of subsidiaries to incur liens or pay dividends; or to make certain accounting changes.  In addition, the Credit Agreement requires us to maintain a net leverage ratio (defined as the ratio of debt (less certain cash) to EBITDA that is less than (i) from the date the Credit Agreement is entered into through December 31, 2015, 3.50:1.00, (ii) from March 31, 2016 through September 30, 2016, 3.25:1.00, and (iii) from and after December 31, 2016, 3.00:1.00).  In addition, the Credit Agreement requires us to maintain a minimum fixed charge coverage ratio of 1.10:1.00.  The Credit Agreement also contains customary events of default.  We were compliant with all covenants as of September 30, 2015.

All obligations under the Credit Agreement are guaranteed by the Guarantors, and all obligations under the Credit Agreement, including the guarantees of those obligations, are secured by substantially all of the assets of the Company and the Guarantors.

We have standby letters of credit outstanding of approximately $57 million as of September 30, 2015. The standby letters of credit were issued to secure financial obligations related to our workers compensation, general insurance, and auto liability programs.

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

F. FAIR VALUE MEASUREMENTS

The fair value measurement standard defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date (referred to as an “exit price”). Authoritative guidance on fair value measurements and disclosures clarifies that a fair value measurement for a liability should reflect the entity’s non-performance risk. In addition, a fair value hierarchy is established that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted market prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

Fair Value on Recurring Basis

The carrying values of cash and cash equivalents, receivables, net, and accounts payables are considered to be representative of their respective fair values due to the short-term nature of these instruments.

Fair Value on Non-Recurring Basis

Fair value measurements were applied to our current portion of long-term debt and long-term debt.  The carrying value of our long-term debt approximates the fair market value primarily due to the fact that the non-performance risk of servicing our debt obligations, as reflected in our business and credit risk profile, has not materially changed since the debt obligations were assumed on June 30, 2015. In addition, due to the floating-rate nature of our long-term debt, the market value is not subject to variability solely due to changes in the general level of interest rates as is the case with a fixed-rate debt obligation.

During the periods presented, there were no transfers between fair value hierarchical levels.

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

G. SEGMENT INFORMATION

Information about us by segment is as follows, in thousands:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	2015	2014	2015	2014	2015	2014

	Net Sales		Operating Profit		Net Sales		Operating Profit
Our operations by segment were:
Installation	$279,810	$257,310	$20,670	$11,890	$778,470	$711,710	$26,710	$11,990
Distribution	170,880	162,120	16,910	15,010	476,330	460,340	40,180	36,730
Intercompany eliminations and other adjustments (A)	(22,800)	(21,780)	(2,990)	(6,860)	(64,690)	(58,030)	(8,340)	(15,550)
Total	$427,890	$397,650	$34,590	$20,040	$1,190,110	$1,114,020	$58,550	$33,170
General corporate expense, net			(4,400)	(6,260)			(18,010)	(17,040)
Operating profit, as reported			30,190	13,780			40,540	16,130
Other expense, net			(1,560)	(3,090)			(7,880)	(9,280)
Income from continuing operations before income taxes			$28,630	$10,690			$32,660	$6,850

(A)

Intercompany eliminations include the elimination of intercompany profit of $4.2 million and $4.0 million for the three months ended September 30, 2015 and 2014, respectively.  Intercompany eliminations were $11.6 million and $10.3 million for the nine months ended September 30, 2015 and 2014, respectively.  Other adjustments primarily include segment specific expenses managed at the corporate level but attributable to segment operations, as well as corporate expenses which were allocated to the segment based on direct benefit or usage.  During the three months ended September 30, 2015 and 2014, other adjustments were $(1.2) million and $2.9 million, respectively. During the nine months ended September 30, 2015 and 2014, other adjustments were $(3.2) million and $5.3 million, respectively.

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

H. OTHER COMMITMENTS AND CONTINGENCIES

We are subject to claims, charges, litigation, and other proceedings in the ordinary course of our business, including those arising from or related to contractual matters, intellectual property, personal injury, environmental matters, product liability, product recalls, construction defects, insurance coverage, personnel and employment disputes, antitrust, and other matters, including class actions.  We believe we have adequate defenses in these matters and that the likelihood that the outcome of these matters would have a material adverse effect on us is remote.  However, there is no assurance that we will prevail in these matters, and we could in the future incur judgments, enter into settlements of claims, or revise our expectations regarding the outcome of these matters, which could materially impact our results of operations.

A corporate leased asset used by Masco was terminated and an accrual was established in 2014 for the difference between estimated proceeds and the contractual value.  The corporate leased asset was disposed of on April 1, 2015, for the expected proceeds, and we received reimbursement from Masco.

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

Our effective tax rate was 42 percent and 40 percent for the three and nine months ended September 30, 2015, respectively, primarily due to (i) the change in the valuation allowance in relation to the amortization of indefinite lived assets, and (ii) the increase in the Company’s current U.S. Federal tax resulting from the use, by the Masco consolidated group, of a large portion of the U.S. Federal net operating losses.

For the three and nine months ended September 30, 2014, we incurred a 39 percent and a 33 percent effective tax rate, respectively, primarily due to a decrease in the valuation allowance resulting from the anticipated partial utilization of our U.S. Federal net operating loss carryforward and from a tax benefit recorded in the second quarter of 2014 to adjust certain income tax returns to amounts as filed.

Of the $434 million deferred tax assets on net operating loss carryforwards recorded at December 31, 2014, all but $31 million has been, and is anticipated to be, utilized  by the Masco consolidated group by December 31, 2015, which resulted in a reduction in the corresponding deferred tax asset and valuation allowance as of June 30, 2015.

Continued improvements in our operations may result in the objective positive evidence necessary to warrant the reversal of all or a portion of the valuation allowance for U.S. Federal and certain state jurisdictions by the end of 2015.

J. EARNINGS PER SHARE

Basic net income per share is calculated by dividing net income by the weighted average shares outstanding during the period, without consideration for common stock equivalents.

Diluted net income per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method.

For comparative purposes, the computation of basic and diluted earnings per common share for prior year periods presented was calculated using the shares distributed at Separation.

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Basic and diluted earnings per share were computed as follows (in thousands except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Income from continuing operations	$16,630	$6,470	$19,460	$4,560
Loss from discontinued operations, net	—	(90)	(230)	(930)
Net income - basic and diluted	$16,630	$6,380	$19,230	$3,630

Weighted average number of common shares outstanding - basic	37,681,765	37,667,947	37,672,570	37,667,947

Dilutive effect of common stock equivalents:
Restricted stock awards	201,619	—	67,963	—
Stock options	24,400	—	8,223	—

Weighted average number of common shares outstanding - diluted	37,907,784	37,667,947	37,748,756	37,667,947

Basic earnings (loss) per common share:
Income from continuing operations	$0.44	$0.17	$0.52	$0.12
Loss from discontinued operations, net	—	—	(0.01)	(0.02)
Net income	$0.44	$0.17	$0.51	$0.10

Diluted earnings (loss) per common share:
Income from continuing operations	$0.44	$0.17	$0.52	$0.12
Loss from discontinued operations, net	—	—	(0.01)	(0.02)
Net income	$0.44	$0.17	$0.51	$0.10

Certain restricted stock awards and stock options were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive.

On June 30, 2015, we distributed 37.7 million shares of our common stock to Masco shareholders in conjunction with the Separation.

K. SHARE-BASED COMPENSATION

Prior to the Separation, our employees participated in the Masco share-based compensation program and received restricted stock awards and stock options. Effective July 1, 2015, our employees participate in the 2015 TopBuild Long-Term Incentive Plan (the “2015 Plan”).  The 2015 Plan authorizes the Board of Directors to grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, and dividend equivalents.  No more than 4.0 million shares of common stock may be issued under the 2015 Plan.

Prior to the Separation, share-based compensation expense was allocated to TopBuild based on the awards and options previously granted by Masco to TopBuild employees.  Outstanding, unvested Masco stock options and restricted stock awards held by employees of TopBuild as of June 30, 2015, were forfeited upon Separation and replaced with TopBuild long-term incentive awards immediately subsequent to the Separation.  The replacement awards are subject to the same terms and conditions in effect prior to the Separation and are of generally equivalent value.

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Included in selling, general and administrative expenses is share-based compensation expense of $1.5 million and $0.9 million for the three months ended September 30, 2015 and 2014, respectively.  For the nine months ended September 30, 2015 and 2014, share-based compensation was $3.2 million and $2.9 million, respectively.  We measure share-based compensation expense using the fair value of the awards at grant date.

The following table presents a summary of our share-based compensation activity for the three months ended September 30, 2015 (in thousands, except per share amounts):

	Restricted Stock Awards		Stock Options
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance, June 30, 2015	—	$—	—	$—	$—	$—
Replacement awards	468.7	20.32	162.5	7.84	19.78
Granted	131.0	27.49	225.1	10.44	27.10
Vested/Exercised	(21.0)	23.81	—	—	—
Forfeited	(0.9)	17.91	—	—	—
Balance, September 30, 2015	577.8	$21.82	387.6	$9.35	$24.03	$2,689.2

As of September 30, 2015, there was $9.8 million of unrecognized compensation expense related to unvested restricted stock awards; such awards had a weighted average remaining vesting period of 1.7 years.

As of September 30, 2015, there was $3.2 million of unrecognized compensation expense related to unvested stock options; such options had a weighted average remaining vesting period of 2.2 years and a weighted average remaining contractual life of 8.8 years.

The fair value of stock options granted under the 2015 Plan was calculated using the Black-Scholes Options Pricing Model.  The following table presents the assumptions used to estimate the fair values of the options granted:

Risk free interest rate	1.82%
Expected volatility	37.00%
Expected life (in years)	6.00
Dividend yield	0.00%
Weighted average estimated fair value of options granted during the year	$10.44

TOPBUILD CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 2015 AND THE FIRST NINE MONTHS 2015 VERSUS

THIRD QUARTER 2014 AND THE FIRST NINE MONTHS 2014

The discussion and analysis below for the Company, which contains forward-looking statements, should be read in conjunction with the unaudited condensed consolidated financial statements, the notes to such condensed consolidated financial statements, and the “Forward-Looking Statements” included elsewhere in this Form 10-Q.

The following table sets forth our net sales and operating profit margins by business segment, dollars in thousands:

	Three Months Ended		Percent
	September 30,		Increase
	2015	2014	2015 vs. 2014
Net Sales:
Installation	$279,810	$257,310	8.7%
Distribution	170,880	162,120	5.4%
Intercompany eliminations and other adjustments	(22,800)	(21,780)	4.7%
Total	$427,890	$397,650	7.6%

	Nine Months Ended		Percent
	September 30,		Increase
	2015	2014	2015 vs. 2014
Net Sales:
Installation	$778,470	$711,710	9.4%
Distribution	476,330	460,340	3.5%
Intercompany eliminations and other adjustments	(64,690)	(58,030)	11.5%
Total	$1,190,110	$1,114,020	6.8%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Operating Profit Margins:
Installation	7.4%	4.6%	3.4%	1.7%
Distribution	9.9%	9.3%	8.4%	8.0%
Total operating profit margin, as reported	7.1%	3.5%	3.4%	1.4%

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

Sales and Operations

Net sales increased 7.6 percent and 6.8 percent for the three and nine months ended September 30, 2015, respectively, from the comparable periods of 2014.  The increase for both the three and nine months ended September 30, 2015,  was principally driven by sales volume growth in both the Installation and Distribution segments.  Our sales benefited from increased volume in residential new construction and commercial construction activity, increased insulation sales volume driven by changing building code requirements, as well as increased selling prices.

TOPBUILD CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our gross profit margins were 22 percent and 21 percent for the three and nine months ended September 30, 2015, respectively, compared with 22 percent and 21 percent for the comparable periods of 2014.

Gross profit margins for the three and nine months ended September 30, 2015, were positively impacted by favorable leverage on higher sales volume, partially offset by higher insurance adjustments.

Selling, general and administrative expenses as a percent of sales were 15 percent and 18 percent the three and nine months ended September 30, 2015, respectively, compared with 19 percent and 20 percent for the comparable periods of 2014.  Reduced selling, general and administrative expense as a percent of sales is a result of lower corporate expenses, increased volume, benefits associated with cost savings initiatives, lower depreciation expense, and rationalization charges for the three months ended September 30, 2015.  Year-to-date changes were driven by the same factors as third quarter changes, as well as legal and insurance adjustments and losses on fixed asset disposals.

Our selling, general and administrative expenses include allocations of Masco general corporate expenses of $13.6 million for the nine months ended September 30, 2015.  Selling, general and administrative expenses for the three and nine months ended September 30, 2014, include allocations of Masco general corporate expenses of $6.3 million and $17.0 million, respectively.  Such expenses may not be indicative of our general corporate expense in the future.

Operating margins, as reported, for the three months ended September 30, 2015 and 2014 were 7.1 percent and 3.5 percent, respectively.  Operating margins before general corporate expenses were 8.1 percent and 5.0 percent for the three months ended September 30, 2015 and 2014, respectively.  Third quarter 2015 margins were positively impacted by increased sales volumes and benefits associated with cost savings initiatives.  Operating margins, as reported, for the nine months ended September 30, 2015 and 2014 were 3.4 percent and 1.4 percent, respectively.  Operating margins before general corporate expenses were 4.9 percent and 3.0 percent for the nine months ended September 30, 2015 and 2014, respectively. Operating margins for the nine months ended September 30, 2015, were positively affected by increased sales volumes, a more favorable relationship between selling prices and commodity costs, and the benefits associated with cost savings initiatives, partially offset by higher rationalization/spin-off charges, higher legal and insurance costs, and losses on fixed asset disposals.

Installation

Sales

Net sales in the Installation segment increased $22.5 million and $66.8 million, or 8.7 percent and 9.4 percent, for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014, due to increased sales volume related to a higher level of activity in new home construction and an increased sales volume of commercial installation.  Net sales also increased approximately 3 percent for the three months ended, and approximately 2 percent for the nine months ended,  September 30, 2015, due to increased selling prices.

Operating results

Operating margins in the Installation segment for the three months ended September 30, 2015 and 2014 were 7.4 percent and 4.6 percent, respectively.  Third quarter operating margins were positively impacted by increased sales volumes, benefits associated with cost savings initiatives, and lower corporate expenses which were allocated to the segments based on direct benefit or usage.  Operating margins for the nine months ended September 30, 2015 and 2014 were 3.4 percent and 1.7 percent, respectively.  The 2015 operating margins, compared to the same period of 2014, were positively impacted by increased sales volume and related absorption of fixed costs, the benefits associated from cost savings initiatives, and lower corporate expenses which were allocated to the segments based on direct benefit or usage, partially offset by higher current rationalization charges, higher legal and insurance adjustments, and losses on fixed asset disposals.

TOPBUILD CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Distribution

Sales

Net sales in the Distribution segment increased $8.8 million and $16.0 million, or 5.4 percent and 3.5 percent, for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014.  Sales for the three months ended September 30, 2015, increased from the same period in 2014 due to higher sales to both external customers and the Installation segment.  Sales for the nine months ended September 30, 2015, increased from the same period in 2014 due to higher sales to both external customers and the Installation segment and higher selling prices. Sales for the third quarter of 2015 compared favorably with the prior year due to increased second quarter sales in 2014, driven by higher customer purchases due to a pending, late second quarter 2014 selling price increase.  This had the effect of lowering third quarter 2014 customer purchases.

Operating results

Operating margins in the Distribution segment for the three months ended September 30, 2015 and 2014 were 9.9 percent and 9.3 percent, respectively.  Third quarter 2015 margins were positively impacted by increased volume in new residential construction and increased insulation sales driven by changing building code requirements.   Operating margins for the nine months ended September 30, 2015 and 2014 were 8.4 percent and 8.0 percent, respectively.  The operating margins for the nine months ended September 30, 2015, compared to the same period of 2014, were positively impacted by increased volume, a more favorable relationship between selling prices and material costs, and benefits associated with cost savings initiatives, partially offset by rationalization charges, and insurance reserves and claims costs.

OTHER ITEMS

Other Expense, net

Interest expense was $1.6 million and $7.9 million for the three and nine months ended September 30, 2015, respectively, compared with $3.1 million and $9.3 million for the three and nine months ended September 30, 2014, respectively.  Prior to the Separation, interest expense was allocated by Masco and such expense may not be indicative of our interest expense in the future.  Utilizing our current interest rate of 2.20 percent as of September 30, 2015, our expected interest expense is $1.5 million for the remaining three months of 2015.

Income from Continuing Operations

Income from continuing operations was $16.6 million and $6.5 million the three months ended September 30, 2015 and 2014, respectively.  Income from continuing operations was $19.5 million and $4.6 million for the nine months ended September 30, 2015 and 2014, respectively.

Income Taxes

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

Our effective tax rate of 42 percent and 40 percent for the three and nine months ended September 30, 2015, respectively, is higher than our normalized rate of 36 percent, primarily due to (i) the change in the valuation allowance in relation to the amortization of indefinite lived assets, and (ii) the increase in the Company’s current U.S. Federal tax resulting from the use, by the Masco consolidated group, of a large portion of the U.S. Federal net operating losses.

TOPBUILD CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the three and nine months ended September 30, 2014, we incurred a 39 percent and a 33 percent effective tax rate, respectively, primarily due to a decrease in the valuation allowance resulting from the anticipated partial utilization of our U.S. Federal net operating loss carryforward and from a tax benefit recorded in the second quarter of 2014 to adjust certain income tax returns to amounts as filed.

Of the $434 million deferred tax assets on net operating loss carryforwards recorded at December 31, 2014, all but $31 million has been, and is anticipated to be, utilized by the Masco consolidated group by December 31, 2015, resulting in a reduction in the corresponding deferred tax asset and valuation allowance as of June 30, 2015.

Continued improvements in our operations may result in the objective positive evidence necessary to warrant the reversal of all or a portion of the valuation allowance for U.S. Federal and certain state jurisdictions by the end of 2015.

Cash Flows

Significant sources (uses) of cash and cash equivalents for the nine months ended September 30, 2015 and 2014 are summarized as follows, in thousands:

	2015	2014

Net cash from operating activities	$43,150	$39,680
Capital expenditures	(10,590)	(8,810)
Other investing, net	1,270	1,210
Net transfer from (to) Former Parent	75,930	(32,060)
Cash distribution paid to Former Parent	(200,000)	—
Proceeds from issuance of long-term debt	200,000	—
Repayment of long-term debt	(2,500)
Payment of debt issuance costs	(1,720)	—
Other financing, net	(170)
Cash and cash equivalents increase	$105,370	$20

Working capital (receivables, net plus inventories, net less accounts payable) as a percentage of last twelve months of net sales	7.0%	8.1%

The change in net cash from operating activities when comparing the nine months ended September 30, 2015, to the comparable period in 2014 was primarily due to improved net income and a decrease in deferred taxes, partially offset by an increase in customer receivables resulting from higher sales.

As of September 30, 2015 and 2014,  our working capital was 7.0 percent and 8.1 percent of net sales, respectively. One of our objectives in managing working capital is to reduce working capital as a percentage of net sales. The decrease in working capital as a percentage of net sales for the nine months ended September 30, 2015 and 2014 is primarily related to the timing of payments to our suppliers.

Historically, we have largely funded our growth through cash provided by our operations, combined with support from Masco, prior to the Separation, through its operating cash flows, its long-term debt, and its issuance of securities in the financial markets, including issuances for certain mergers and acquisitions.

On June 9, 2015, we entered into a Credit Agreement with a bank group.  The credit agreement consists of a senior secured term loan facility of $200 million and a senior secured revolving facility which provides for borrowing and/or standby letter of credit issuances of up to $125 million.  See Note E to the condensed consolidated financial statements.

TOPBUILD CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following the Separation, we have access to liquidity through our cash from operations and available borrowing capacity under our new credit facility.  Cash flows are seasonally stronger in the second and third quarters as a result of increased new construction activity.

CRITICAL ACCOUNTING POLICIES

We prepare our condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of sales, costs, and expenses during the reporting period. Actual results could differ from those estimates. Our critical accounting policies have not changed materially from those previously reported in Amendment No. 3 to our Registration Statement on Form 10 as filed with the SEC on June 8, 2015.

APPLICATION OF NEW ACCOUNTING STANDARDS

Information regarding application of new accounting standards is incorporated by reference from Note B to our unaudited condensed consolidated financial statements in Part I, Item 1 of this report.

FORWARD-LOOKING STATEMENTS

Statements contained in this report that reflect our views about our future performance constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by words such as “will,” “would,” “anticipate,” “expect,” “believe,” or “intend,” the negative of these terms, and similar references to future periods. These views involve risks and uncertainties that are difficult to predict and, accordingly, our actual results may differ materially from the results discussed in our forward-looking statements.  We caution you against relying on any of these forward-looking statements.  Our future performance may be affected by our reliance on residential new construction, residential repair/remodel, and commercial construction; our reliance on third-party suppliers and manufacturers; our ability to attract, develop and retain talented personnel and our sales and labor force; our ability to maintain consistent practices across our locations; our ability to maintain our competitive position; and our ability to realize the expected benefits of the Separation.  We discuss many of the risks we face under the caption entitled “Risk Factors” in our Registration Statement on Form 10 filed with the SEC.  Our forward-looking statements in this filing speak only as of the date of this filing.  Factors or events that could cause our actual results to differ may emerge from time to time and it is not possible for us to predict all of them.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements as a result of new information, future events, or otherwise.

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

On June 9, 2015, we entered into the Credit Agreement. The Credit Agreement consists of a senior secured term loan facility in the amount of $200 million and a senior secured revolving facility in the amount of $125 million. The proceeds from the $200 million term loan facility were used to finance a $200 million cash distribution from us to Masco, which was paid on the date of the Separation. In addition, we have standby letters of credit outstanding of approximately $57 million as of September 30, 2015. The standby letters of credit were issued to secure financial obligations related to our workers compensation, general insurance, and auto liability programs.   We expect to use the borrowing capacity under the revolving credit facility from time to time for working capital and other general corporate purposes.

Interest payable on both the term loan facility and revolving facility is based on a variable interest rate.  As a result, we are exposed to market risks related to fluctuations in interest rates on our outstanding indebtedness. Based on the current interest rate of 2.20 percent under the senior secured term loan facility, a 100 basis point increase in the interest rate would result in a $1.9 million increase in our annualized interest expense.

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

Changes in Internal Control Over Financial Reporting

Before the Separation, we relied on certain financial information and resources of Masco to manage specific aspects of our business and report results. These included investor relations, corporate communications, accounting, tax, legal, human resources, benefit plan administration, benefit plan reporting, general management, real estate, treasury, insurance and risk management, and oversight functions. In conjunction with the Separation, we enhanced our financial, administrative, and other support systems and expanded our accounting, reporting, legal, and internal audit departments. We also revised and adopted policies, as needed, to meet all regulatory requirements applicable to us as a standalone publicly traded company. We continue to review and document our internal controls over financial reporting and may, from time to time, make changes aimed at enhancing their effectiveness. These efforts may lead to changes in our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any equity securities during the three months ended September 30, 2015, that were not registered under the Securities Act of 1933, as amended.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Although our Board of Directors has not yet taken action to set the date for our 2016 Annual Meeting of Stockholders, we currently anticipate the meeting will be held on May 2, 2016, and expect the mailing date of our proxy materials will be on or about March 23, 2016.   Accordingly, any proper proposal which a stockholder wishes to have included in our proxy statement and form of proxy for the 2016 Annual Meeting should be received by the Secretary of the Company by November 24, 2015.   Such proposals must meet the requirements set forth in the rules and regulations of the SEC in order to be eligible for inclusion in the proxy statement for the 2016 Annual Meeting.   In addition to the SEC rules concerning stockholder proposals that may be included in our proxy statement, in order for any proposed business to be brought before the 2016 Annual Meeting, other than by or at the direction of the Board of Directors, to be considered timely, any stockholder who wishes to submit a proposal to be acted upon at the 2016 Annual Meeting should deliver written notice of such stockholder’s intent to the Secretary of the Company not later than March 18, 2016, and such written notice must otherwise comply with the applicable requirements of the Company’s Amended and Restated Bylaws.

Item 6. EXHIBITS

The Exhibits listed on the accompanying Index to Exhibits are filed part of this Form 10-Q and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOPBUILD CORP.

By:	/s/ John S. Peterson
Name:	John S. Peterson
Title:	Vice President and Chief Financial Officer

November 3, 2015

INDEX TO EXHIBITS

Exhibit No.	Exhibit Title

31.1*	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.