Form 10-Q
period 2016-03-31
TopBuild Corp
filed 2016-05-11
CIK 1633931

UNITED STATES

SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                 ☐ Yes            ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at May 2, 2016
Common stock, par value $.01 per share	38,460,478

TOPBUILD CORP.

PART I – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

TOPBUILD CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands except share data)

	As of
	March 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$108,150	$112,848
Receivables, net of an allowance for doubtful accounts of $3,334 and $3,399 at March 31, 2016 and December 31, 2015, respectively	243,000	235,549
Inventories, net	108,016	118,701
Prepaid expenses and other current assets	6,096	13,263
Total current assets	465,262	480,361

Property and equipment, net	92,098	93,066
Goodwill	1,044,041	1,044,041
Other intangible assets, net	1,778	1,987
Deferred tax assets, net	20,549	20,549
Other assets	2,127	2,245
Total assets	$1,625,855	$1,642,249

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$223,308	$253,311
Current portion of long-term debt	17,500	15,000
Accrued liabilities	65,527	58,369
Total current liabilities	306,335	326,680

Long-term debt	173,543	178,457
Deferred tax liabilities, net	181,251	181,254
Long-term portion of insurance reserves	38,641	39,655
Other liabilities	435	474
Total liabilities	700,205	726,520

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value: 10,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value: 250,000,000 shares authorized; 38,480,200 and 38,268,375 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	385	377
Treasury stock, 53,408 shares at March 31, 2016, at cost	(1,539)	—
Additional paid-in capital	839,312	838,976
Retained earnings	87,492	76,376
Total equity	925,650	915,729
Total liabilities and equity	$1,625,855	$1,642,249

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands except per common share data)

	Three Months Ended March 31,
	2016	2015
Net sales	$414,024	$358,460
Cost of sales	324,569	284,644
Gross profit	89,455	73,816

Selling, general, and administrative expense	69,688	74,963
Operating profit (loss)	19,767	(1,147)

Other income (expense), net:
Interest expense	(1,673)	(3,161)
Other, net	75	8
Other expense, net	(1,598)	(3,153)
Income (loss) from continuing operations before income taxes	18,169	(4,300)

Income tax (expense) benefit from continuing operations	(7,053)	500
Income (loss) from continuing operations	11,116	(3,800)

Income from discontinued operations, net	—	1
Net income (loss)	$11,116	$(3,799)

Income (loss) per common share:
Basic:
Income (loss) from continuing operations	$0.29	$(0.10)
Income from discontinued operations, net	—	—
Net income (loss)	$0.29	$(0.10)

Diluted:
Income (loss) from continuing operations	$0.29	$(0.10)
Income from discontinued operations, net	—	—
Net income (loss)	$0.29	$(0.10)

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2016	2015
Net Cash From (For) Operating Activities:
Net income (loss)	$11,116	$(3,799)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities:
Depreciation and amortization	2,895	3,053
Share-based compensation	1,600	808
Loss on sale or abandonment of property and equipment	950	97
Provision for bad debt expense	1,054	944
Loss from inventory obsolescence	335	358
Deferred income taxes, net	(3)	(500)
Changes in certain assets and liabilities:
Receivables, net	(8,505)	2,047
Inventories, net	10,350	2,223
Prepaid expenses and other current assets	7,167	450
Accounts payable	(29,846)	(31,265)
Long-term portion of insurance reserves	(1,014)	1,713
Accrued liabilities	7,158	5,232
Other, net	96	—
Net cash from (for) operating activities	3,353	(18,639)

Cash Flows From (For) Investing Activities:
Purchases of property and equipment	(2,900)	(2,298)
Proceeds from sale of property and equipment	76	369
Other, net	68	140
Net cash for investing activities	(2,756)	(1,789)

Cash Flows From (For) Financing Activities:
Net transfer from Former Parent	—	21,062
Repayment of long-term debt	(2,500)	—
Taxes withheld and paid on employees' equity awards	(1,256)	—
Repurchase of shares of common stock	(1,539)	—
Net cash (for) from financing activities	(5,295)	21,062

Cash and Cash Equivalents
(Decrease) increase for the period	(4,698)	634
Beginning of year	112,848	2,965
End of period	$108,150	$3,599

Supplemental disclosure of noncash investing activities:
Accruals for property and equipment	$426	$—

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

(In thousands except share data)

	Common	Treasury	Additional		Former
	Stock	Stock	Paid-in	Retained	Parent
	($0.01 par value)	at cost	Capital	Earnings	Investment	Equity
Balance at December 31, 2014	$—	$—	$—	$—	$952,292	$952,292
Net loss	—	—	—	—	(3,799)	(3,799)
Net transfers from Former Parent	—	—	—	—	24,770	24,770
Balance at March 31, 2015	$—	$—	$—	$—	$973,263	$973,263

Balance at December 31, 2015	$377	$—	$838,976	$76,376	$—	$915,729
Net income	—	—	—	11,116	—	11,116
Share-based compensation	—	—	1,600	—	—	1,600
Issuance of restricted share awards under long-term equity incentive plan	8	—	(8)	—	—	—
Repurchase of 53,408 shares of common stock pursuant to Share Repurchase Program	—	(1,539)	—	—	—	(1,539)
50,728 shares of common stock withheld to satisfy statutory withholding requirements	—	—	(1,256)	—	—	(1,256)
Balance at March 31, 2016	$385	$(1,539)	$839,312	$87,492	$—	$925,650

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. BASIS OF PRESENTATION

On June 30, 2015 (the “Effective Date”), Masco Corporation (“Masco” or the “Former Parent”) completed the separation (the “Separation”) of its Installation and Other Services businesses (the “Services Business”) from its other businesses.  On the Effective Date, TopBuild Corp. (“TopBuild” or the “Company”), a Delaware corporation formed in anticipation of the Separation, became an independent public company which holds, through its subsidiaries, the assets and liabilities associated with the Services Business.  The Separation was achieved through the distribution of 100 percent of the outstanding capital stock of TopBuild to holders of Masco common stock.  References to “TopBuild,” the “Company,” “we,” “our,” and “us” refer to TopBuild Corp. and its consolidated subsidiaries.

These condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to state fairly our financial position as of March 31, 2016, our results of operations for the three months ended March 31, 2016, and cash flows for the three months ended March 31, 2016.  The Condensed Consolidated Balance Sheet at December 31, 2015, was derived from our audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (“U.S. GAAP”).

2. ACCOUNTING POLICIES

Financial Statement Presentation.  The condensed consolidated financial statements have been developed in conformity with U.S. GAAP, which requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.  Actual results could differ materially from these estimates.  Our financial statements for the periods prior to the Separation have been derived from the financial statements and accounting records of Masco using the historical results of operations and historical basis of assets and liabilities of the Services Business, and reflect Masco’s net investment in the Services Business.

All intercompany transactions between TopBuild entities have been eliminated. Transactions between TopBuild and Masco prior to the Separation, with the exception of purchase transactions, are reflected in the Condensed Consolidated Statements of Cash Flows as a financing activity in “Net transfer from Former Parent” and in the Condensed Consolidated Statements of Changes in Equity as “Former Parent Investment.”

The accompanying condensed consolidated financial statements for the periods prior to the Separation include allocations of general corporate expenses incurred by Masco for functions such as corporate human resources, finance, and legal, including salaries, benefits, and other related costs.  These general corporate expenses were allocated to TopBuild on the basis of sales.  Total allocated general corporate costs were $7.9 million for the three months ended March 31, 2015.  These costs were included in selling, general, and administrative expenses.

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Prior to the Separation, Masco incurred certain operating expenses on behalf of the Services Business that were allocated to TopBuild based on direct benefit or usage.  These allocated operating expenses were $4.4 million for the three months ended March 31, 2015.  These costs were included in selling, general, and administrative expenses.  An estimate of these operating expenses was allocated to each of TopBuild’s reporting segments based on a percentage of sales.

For the periods prior to the Separation, these condensed consolidated financial statements may not reflect the actual expenses that would have been incurred had we operated as a stand-alone company and may not reflect the consolidated results of operations, financial position, and cash flows had we operated as a stand-alone company.  Actual costs that would have been incurred if we had operated as a stand-alone company prior to the Separation would have depended on multiple factors, including organizational structure and strategic decisions made in various areas, including, without limitation, information technology and infrastructure.

During the quarter ended March 31, 2015, we identified an error related primarily to the misallocation of a favorable legal settlement to general corporate expenses of TopBuild in the fourth quarter of 2014.  The impact of the error was to understate the allocation of corporate expenses reported as selling, general, and administrative expense and overstate operating profit by $1.9 million.  The error was not considered material to the previously reported 2014 financial statements.  The Company recorded the correction of the error by an out-of-period adjustment in the first quarter of 2015, which is therefore reflected in the three months ended March 31, 2015, Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows.

Share-based Compensation.  Our share-based compensation program currently consists of restricted share awards (“RSAs”) and stock option awards (“Options”).  Share-based compensation is reported in selling, general, and administrative expense.

The following table details our award types and accounting policies:

Award Type:	Fair Value Determination	Vesting	Expense Recognition‡	Expense Measurement
Restricted Share Awards
Service Condition	Closing stock price on date of grant	Ratably; 3 or 5 years	Straight-line	Fair value at grant date
Performance Condition	Closing stock price on date of grant	Cliff; 3 years	Straight-line; Adjusted based on meeting or exceeding performance targets	Evaluated quarterly; 0 - 200% of fair value at grant date depending on performance
Market Condition	Monte-Carlo Simulation	Cliff; 3 years	Straight-line; Recognized even if condition is not met	Fair value at grant date
Stock Options†	Black-Scholes Options Pricing Model	Ratably; 3 or 5 years	Straight-line	Fair value at grant date

†Stock options expire no later than 10 years after the grant date.

‡Expense is reversed if award is forfeited prior to vesting.

Recently Issued Accounting Pronouncements:    In May 2014 the Financial Accounting Standards Board (“FASB”) issued a new standard for revenue recognition, Accounting Standards Codification 606 (“ASC 606”).  The purpose of ASC 606 is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability across industries.  ASC 606 is effective for us for annual periods beginning January 1, 2018.  We are currently evaluating the impact the adoption of this new standard will have on our results of operations.

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In July 2015, the FASB issued Accounting Standards Update 2015-11 (“ASU 2015-11”) “Simplifying the Measurement of Inventory.”  Under the amendment, ASU 2015-11, inventory should be measured at the lower of cost and net realizable value.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  This guidance is effective for fiscal years beginning after December 15, 2016.  Early adoption is permitted; however, we do not anticipate adopting this standard until the first quarter of 2017.  We do not anticipate the adoption of this amendment will have a material impact on our financial position or results of operations.

In February 2016, the FASB issued Accounting Standards Update 2016-02 (“ASU 2016-02”), “Leases.”  This standard requires a lessee to recognize most leases on their balance sheet.  Companies are required to use a modified retrospective transition method for all existing leases.  This standard is effective for annual periods beginning after December 15, 2018, and interim periods therein.  Early adoption is permitted.  We have not yet selected an adoption date nor have we determined the effect on our financial position or results of operations.

In March 2016, the FASB issued Accounting Standards Update 2016-09 (“ASU 2016-09”), “Improvements to Employee Share-Based Payment Accounting.”  This update is intended to simplify several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.  Under this guidance, an entity recognizes all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement.  This update is effective for annual and interim periods beginning after December 15, 2016, which will require us to adopt these provisions in the first quarter of 2017.  Early adoption is permitted.  We have not yet selected an adoption date nor have we determined the effect on our financial position or results of operations.

3. GOODWILL AND OTHER INTANGIBLES

The changes in the carrying amount of goodwill for the three months ended March 31, 2016, by segment, were as follows, in thousands:

	Gross Goodwill	Gross Goodwill	Accumulated	Net Goodwill
	at	at	Impairment	at
	December 31, 2015	March 31, 2016	Losses	March 31, 2016
Installation	$1,389,775	$1,389,775	$(762,021)	$627,754
Distribution	416,287	416,287	—	416,287
Total	$1,806,062	$1,806,062	$(762,021)	$1,044,041

Other intangible assets, net includes the carrying value of our definite-lived intangible assets of $1.8 million (net of accumulated amortization of $18.1 million) at March 31, 2016, and $2.0 million (net of accumulated amortization of $17.9 million) at December 31, 2015.

4. DEPRECIATION AND AMORTIZATION

The following table sets forth our depreciation and amortization expense for the three months ended March 31, 2016 and 2015, in thousands:

	Three Months Ended March 31,
	2016	2015
Depreciation	$2,686	$2,782
Amortization	209	271
Total	$2,895	$3,053

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. LONG-TERM DEBT

In connection with the Separation, the Company and its wholly-owned domestic subsidiaries (collectively, the “Guarantors”) entered into a credit agreement and related collateral and guarantee documentation (collectively, the “Credit Agreement”) with PNC Bank, National Association, as administrative agent, and the other lenders and agents party thereto.  The Credit Agreement was executed by the parties thereto on June 9, 2015, with an effective date of June 30, 2015.

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

The revolving facility includes a $100 million sublimit for the issuance of letters of credit and a $15 million sublimit for swingline loans.  Swingline loans and letters of credit issued under the revolving facility reduce the availability under the revolving facility.

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

plus, (A) in the case of Adjusted LIBOR Rate borrowings, applicable margins ranging from 1.00 percent to 2.00 percent per annum, and (B) in the case of Base Rate borrowings, spreads ranging from 0.00 percent to 1.00 percent per annum, depending on, in each of (A) and (B), the Company’s Total Leverage Ratio, defined as the ratio of debt to EBITDA, ranging from less than or equal to 1.00:1.00 to greater than 2.50:1.00.  The interest rate period with respect to the Adjusted LIBOR Rate interest rate option can be set at one-, two-, three-, or six-months, and in certain circumstances one-week or 12-months, as selected by the Company in accordance with the terms of the Credit Agreement.  The interest rate as of March 31, 2016, was 2.44 percent.

The Company shall make payments on the outstanding principal amount of the term loan in quarterly principal installments based on annual amortization of (a) for the first year, 5 percent, (b) for the second, third, and fourth years, 10 percent per year, and (c) for the fifth year, 15 percent, with the remaining balance payable on the scheduled maturity date of the term loan.

The following table reconciles the principal balance of our long-term debt to our Condensed Consolidated Balance Sheets, in thousands:

	As of
	March 31,	December 31,
	2016	2015
Current portion of long-term debt	$17,500	$15,000
Long-term portion of long-term debt	175,000	180,000
Unamortized debt issuance costs	(1,457)	(1,543)
Long-term debt	$191,043	$193,457

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Borrowings under the credit facility are prepayable at the Company’s option without premium or penalty.  The Company is required to prepay the term loan with the net cash proceeds of certain asset sales, debt issuances, or casualty events, subject to certain exceptions.

The Credit Agreement contains certain covenants that limit, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness or liens; to make certain investments or loans; to make certain restricted payments; to enter into consolidations, mergers, sales of material assets, and other fundamental changes; to transact with affiliates; to enter into agreements restricting the ability of subsidiaries to incur liens or pay dividends; or to make certain accounting changes.  In addition, the Credit Agreement requires us to maintain a net leverage ratio (defined as the ratio of debt (less certain cash) to EBITDA that is less than (i) from the date the Credit Agreement is entered into through December 31, 2015, 3.50:1.00, (ii) from March 31, 2016 through September 30, 2016, 3.25:1.00, and (iii) from and after December 31, 2016, 3.00:1.00).  In addition, the Credit Agreement requires us to maintain a minimum fixed charge coverage ratio of 1.10:1.00.  The Credit Agreement also contains customary events of default.  We were compliant with all covenants as of March 31, 2016.

All obligations under the Credit Agreement are guaranteed by the Guarantors, and all obligations under the Credit Agreement, including the guarantees of those obligations, are secured by substantially all of the assets of the Company and the Guarantors.

We had standby letters of credit outstanding of approximately $55.1 million as of March 31, 2016.  The standby letters of credit were issued to secure financial obligations related to our workers compensation, general insurance, and auto liability programs.

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

Fair Value on Recurring Basis

The carrying values of cash and cash equivalents, receivables, net, and accounts payable are considered to be representative of their respective fair values due to the short-term nature of these instruments.

Fair Value on Non-Recurring Basis

Fair value measurements were applied to our long-term debt.  The carrying value of our long-term debt approximates the fair market value primarily due to the fact that the non-performance risk of servicing our debt obligations, as reflected in our business and credit risk profile, has not materially changed since we assumed our debt obligations under the credit facility on June 30, 2015.  In addition, due to the floating-rate nature of our long-term debt, the market value is not subject to variability solely due to changes in the general level of interest rates as is the case with a fixed-rate debt obligation.

During the periods presented, there were no transfers between fair value hierarchical levels.

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. SEGMENT INFORMATION

Information about us by segment is as follows, in thousands:

	Three Months Ended March 31,
	2016	2015	2016	2015
	Net Sales		Operating Profit (Loss) (2)
Our operations by segment were (1):
Installation	$272,878	$233,363	$13,506	$(1,032)
Distribution	160,888	144,611	14,333	11,377
Intercompany eliminations and other adjustments (3)	(19,742)	(19,514)	(3,352)	(3,589)
Total	$414,024	$358,460	24,487	6,756
General corporate expense, net (4)			(4,720)	(7,903)
Operating profit (loss), as reported			19,767	(1,147)
Other expense, net			(1,598)	(3,153)
Income (loss) from continuing operations before income taxes			$18,169	$(4,300)

(1)	All of our operations are located in the United States.

(2)

Segment operating profit for the three months ended March 31, 2016, includes an allocation of general corporate expenses attributable to the operating segments which is based on direct benefit or usage (such as salaries of corporate employees who directly support the segment).  Segment operating profit for the three months ended March 31, 2015, includes an estimate of general corporate expenses calculated based on a percentage of sales.  For the three months ended March 31, 2015, the $0.4 million difference between estimated expenses and actual corporate expenses is recorded in intercompany eliminations and other adjustments.

(3)

Intercompany eliminations include the elimination of intercompany profit of $3.4 million for each of the three months ended March 31, 2016 and 2015.  Other adjustments primarily include differences between estimated and actual corporate costs allocated to the segments for the three months ended March 31, 2015, as noted in footnote (2) above.

(4)	General corporate expense, net included those expenses not specifically attributable to our segments.

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

8. OTHER COMMITMENTS AND CONTINGENCIES

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

We occasionally use performance bonds to ensure completion of our work on certain larger customer contracts that can span multiple accounting periods.  Performance bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed.  Other types of bonds outstanding are principally license and insurance related.

9. INCOME TAXES

Our effective tax rates were 38.8 percent and 11.6 percent for the three months ended March 31, 2016 and 2015, respectively.  The lower rate in 2015 was primarily due to a decrease in our valuation allowance resulting from a partial use of our Federal net operating loss carryforward.

For 2015 activity through the Separation, we file our tax returns as a member of the Masco consolidated group for U.S. Federal and certain State jurisdictions.  As a result, certain tax attributes, primarily the Federal and State net operating loss carryforwards, were treated as assets of the Masco consolidated group, which they were able to utilize through December 31, 2015.  Masco fully utilized the Federal net operating loss and certain State net operating losses by the end of 2015.

In the fourth quarter of 2015, we released all but $0.8 million of our valuation allowance against U.S. Federal and certain state deferred tax assets, due primarily to a return to sustainable operating profitability.

10. INCOME (LOSS) PER SHARE

Basic net income per share is calculated by dividing net income by the weighted average shares outstanding during the period, without consideration for common stock equivalents.

Diluted net income per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method.

For comparative purposes, the computation of basic and diluted income per common share for prior year periods presented was calculated using the shares distributed at Separation.  On June 30, 2015, we distributed 37.7 million shares of our common stock to Masco shareholders in conjunction with the Separation.

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Basic and diluted income (loss) per share were computed as follows (in thousands except share and per share amounts):

	Three Months Ended March 31,
	2016	2015
Income (loss) from continuing operations	$11,116	$(3,800)
Income from discontinued operations, net	—	1
Net income (loss) - basic and diluted	$11,116	$(3,799)

Weighted average number of common shares outstanding - basic	37,761,423	37,667,947

Dilutive effect of common stock equivalents:
RSAs with service-based conditions	113,683	—
RSAs with market-based conditions	—	—
RSAs with performance-based conditions	—	—
Stock options	24,004	—

Weighted average number of common shares outstanding - diluted	37,899,110	37,667,947

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.29	$(0.10)
Income from discontinued operations, net	—	—
Net income (loss)	$0.29	$(0.10)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.29	$(0.10)
Income from discontinued operations, net	—	—
Net income (loss)	$0.29	$(0.10)

The following table summarizes the shares excluded from the calculation of diluted income (loss) per share because their effect would have been anti-dilutive:

Three Months Ended March 31,
2016
Anti-dilutive common stock equivalents:
RSAs with service-based conditions	99,734
RSAs with market-based conditions	25,293
RSAs with performance-based conditions	—
Stock options	484,284
Total anti-dilutive common stock equivalents:	609,311

11. SHARE-BASED COMPENSATION

Prior to the Separation, our employees participated in the Masco share-based compensation program and received restricted share awards and stock options. Effective July 1, 2015, our employees participate in the 2015 TopBuild Long-Term Incentive Plan (the “2015 Plan”).  The 2015 Plan authorizes the Board of Directors to grant stock options, stock appreciation rights, restricted shares, restricted share units, performance awards, and dividend equivalents.  No more than 4.0 million shares of common stock may be issued under the 2015 Plan.

Prior to the Separation, share-based compensation expense was allocated to TopBuild based on the awards and options previously granted by Masco to TopBuild employees.  Outstanding, unvested Masco stock options and restricted share awards held by employees of TopBuild as of June 30, 2015, were forfeited upon Separation and replaced with TopBuild long-term incentive awards, issued under the 2015 Plan, immediately subsequent to the Separation.  The replacement awards are subject to the same terms and conditions in effect prior to the Separation and are of generally equivalent value.

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Included in selling, general, and administrative expenses is share-based compensation expense of $1.6 million and $0.8 million for the three months ended March 31, 2016 and 2015, respectively.

The following table presents a summary of our share-based compensation activity for the three months ended March 31, 2016 (in thousands, except per share amounts):

	Restricted Share Awards		Stock Options
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance December 31, 2015	586.6	$21.97	387.6	$9.35	$24.03	$2,611.7
Granted	317.2	28.41	409.3	10.20	26.30
Converted/Exercised	(152.1)	19.16	—	—	—
Forfeited	(1.2)	23.20	—	—	—
Balance March 31, 2016	750.5	$25.25	796.9	$9.79	$25.20	$3,620.4

Exercisable March 31, 2016			71.7	$6.69	$16.86	$923.9

As of March 31, 2016, there was $16.8 million of unrecognized compensation expense related to unvested restricted share awards; such awards had a weighted average remaining vesting period of 2.2 years.

As of March 31, 2016, there was $6.8 million of unrecognized compensation expense related to unvested stock options; such options had a weighted average remaining vesting period of 2.3 years and weighted average remaining contractual life of 9.4 years.

Our RSAs with performance-based conditions are evaluated on a quarterly basis with adjustments to compensation expense based on the likelihood of the performance target being achieved or exceeded.  The following table shows the range of payouts and the related expense for our RSAs with performance-based conditions, dollars in thousands:

		Payout Ranges and related expense
RSAs with performance-based conditions	Grant Date Fair Value	0%	25%	100%	200%
February 22, 2016	$2,351.7	$—	$587.9	$2,351.7	$4,703.4

The fair value of our RSAs with a market-based condition granted under the 2015 Plan was determined using a Monte Carlo simulation.  The following are key inputs in the Monte Carlo analysis:

2016
Remaining measurement period (years)	2.86
Risk free interest rate	0.90%
Dividend yield	0.00%
Estimated fair value of market-based RSAs granted	$33.77

The fair values of stock options granted under the 2015 Plan were calculated using the Black-Scholes Options Pricing Model.  The following table presents the assumptions used to estimate the fair values of options granted in 2016 and 2015:

	2016	2015
Risk free interest rate	1.51%	1.82%
Expected volatility	38.00%	37.00%
Expected life (in years)	6.00	6.00
Dividend yield	0.00%	0.00%
Estimated fair value of options granted	$10.20	$10.44

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 12. SHARE REPURCHASE PROGRAM

On March 1, 2016, our Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which we may purchase up to $50 million of our common stock.  Share repurchases may be executed through various means including, without limitation, open market purchases, privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan.  The Share Repurchase Program does not obligate us to purchase any shares and expires in one year.  In its discretion, the Board of Directors may terminate, modify, or amend the Share Repurchase Program at any time.

During the three months ended March 31, 2016, we repurchased 53,408 shares of our common stock at a cost of approximately $1.5 million.

NOTE 13. CLOSURE COSTS

We continuously evaluate our national footprint to ensure we are strategically located throughout the U.S. to serve our customers and position ourselves for continued growth.  As a result of this evaluation, management approved a plan to close 13 locations within our Installation and Distribution segments during the first and second quarters of 2016.  In conjunction with this evaluation, we eliminated certain positions at our corporate headquarters located in Daytona Beach, Florida.  We recognize expenses related to branch closures and position eliminations at the time of announcement or notification.  Such costs may include termination and other severance benefits, lease abandonment costs, and other contract termination costs.  Closure costs are accrued on our Condensed Consolidated Balance Sheets as part of accrued liabilities and reflected in our Condensed Consolidated Statements of Operations as selling, general, and administrative expense.  Unpaid amounts noted as of March 31, 2016, are expected to be paid within the next 12 months.

The following table details our total estimated closure costs by cost type and segment related to the above closures and position eliminations, dollars in thousands:

Segment / Cost Type	Closure Costs Liability at December 31, 2015	Closure Costs Incurred for the Three Months Ended March 31, 2016	Cash Payments for the Three Months Ended March 31, 2016	Closure Costs Liability at March 31, 2016
Installation:
Severance	$—	$582.7	$(71.9)	$510.8
Lease abandonment	—	212.6	(26.4)	186.2
Total Installation:	—	795.3	(98.3)	697.0

Distribution:
Severance	—	12.6	(12.6)	—
Lease abandonment	—	70.0	—	70.0
Total Distribution:	—	82.6	(12.6)	70.0

Corporate:
Severance	—	97.8	—	97.8
Total Corporate:	—	97.8	—	97.8

Consolidated:
Severance	—	693.1	(84.5)	608.6
Lease abandonment	—	282.6	(26.4)	256.2
Total Consolidated:	$—	$975.7	$(110.9)	$864.8

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 14. SUBSEQUENT EVENTS

On May 9, 2016, the Company and its lenders executed an amendment to the Credit Agreement (“the Amendment”).  The Amendment provides for the exclusion of up to $50 million of completed share repurchases (on a trailing twelve month basis) from the Credit Agreement’s definition of “Fixed Charges” for the purposes of determining the Company’s compliance with the quarterly Fixed Charge Coverage Ratio (“FCCR”) financial covenant.  The Amendment provides for an initial exclusion of up to $25 million and allows for the exclusion of an additional $25 million of completed share repurchases from the FCCR calculation provided that the Company’s Total Leverage Ratio is below 2.0X at the time of such share repurchase and after giving pro forma effect to any such share repurchase.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

TopBuild Corp., headquartered in Daytona Beach, Florida, is the leading installer and distributor of insulation products to the United States construction industry, based on revenue.  Prior to June 30, 2015, we operated as a subsidiary of Masco Corporation.  We were incorporated in Delaware in February 2015 as Masco SpinCo Corp. and we changed our name to TopBuild Corp. on March 20, 2015.  On June 30, 2015, the separation from Masco (the “Separation”) was completed and on July 1, 2015, we began trading on the NYSE under the symbol “BLD.”

We operate in two segments:  Installation (TruTeam) and Distribution (Service Partners).  Through our Installation segment, we provide insulation installation services nationwide through our TruTeam contractor services business which has over 175 branches located in 40 states.  We install various insulation applications, including fiberglass batts and rolls, blown-in loose fill fiberglass, blown-in loose fill cellulose, and polyurethane spray foam.  Additionally, we install other building products, including rain gutters, garage doors, fireplaces, shower enclosures, and closet shelving.  We handle every stage of the installation process, including material procurement supplied by leading manufacturers, project scheduling and logistics, multi-phase professional installation, and installation quality assurance.

Through our Distribution segment, we distribute insulation and other building products, including rain gutters, fireplaces, closet shelving, and roofing materials through our Service Partners business, which has over 70 branches in 33 states.  Our Service Partners customer base consists of thousands of insulation contractors of all sizes, gutter contractors, weatherization contractors, other contractors, dealers, metal building erectors, and modular home builders.

For additional details pertaining to our operating results by segment see Note 7 – Segment Information – in the notes to the unaudited condensed consolidated financial statements, which is incorporated herein by reference.

FIRST QUARTER 2016 VERSUS  FIRST QUARTER 2015

The following discussion and analysis contains forward-looking statements and should be read in conjunction with the unaudited condensed consolidated financial statements, the notes therein, and the section entitled “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q.

The following table sets forth our net sales, gross profit, operating profit, and margins, as reported in our Consolidated Statements of Operations, in thousands:

	Three Months Ended March 31,
	2016	2015
Net sales	$414,024	$358,460
Cost of sales	324,569	284,644
Cost of sales ratio	78.4%	79.4%

Gross profit	89,455	73,816
Gross profit margin	21.6%	20.6%

Selling, general, and administrative expense	69,688	74,963
Selling, general, and administrative expense to sales ratio	16.8%	20.9%

Operating profit (loss)	19,767	(1,147)
Operating profit margin	4.8%	(0.3)%

Other expense, net	(1,598)	(3,153)
Income tax (expense) benefit from continuing operations	(7,053)	500
Income (loss) from continuing operations	$11,116	$(3,800)
Net margin on continuing operations	2.7%	(1.1)%

We report our financial results in accordance with generally accepted accounting principles (“GAAP”) in the United States.  However, we believe that certain non-GAAP performance measures and ratios used in managing the business may provide users of this financial information with additional meaningful comparisons between current results and results in prior periods.  Non-GAAP performance measures and ratios should be viewed in addition to, and not as an alternative for, our financial results reported in accordance with GAAP.

Sales and Operations

Net sales increased 15.5 percent for the three months ended March 31, 2016, from the comparable period of 2015.  The increase was principally driven by sales volume growth in both the Installation and Distribution segments.  Our sales benefited from mild winter weather conditions which contributed to increased volume in residential new construction and commercial construction activity, one additional business day compared to the same period in the prior year, increased insulation sales volume driven by changing building code requirements, as well as increased selling prices.

Our gross profit margin was 21.6 percent for the three months ended March 31, 2016, compared with 20.6 percent for the comparable period of 2015.  Gross profit margins were positively impacted by favorable leverage on higher sales volume, partially offset by higher insurance claims.

Selling, general, and administrative expense, as a percent of sales, was 16.8 percent for the three months ended March 31, 2016, compared with 20.9 percent for the comparable period of 2015.  Reduced selling, general, and administrative expense as a percent of sales was a result of lower corporate expenses, increased sales volume, and benefits associated with cost savings initiatives, partially offset by higher share-based compensation expense, losses on fixed asset disposals, and higher rationalization charges related to closure costs and the costs associated with position eliminations, as noted below.  Selling, general, and administrative expense for the three months ended March 31, 2015, included allocations of Masco general corporate expenses of $7.9 million.

Operating margins for the three months ended March 31, 2016 and 2015, were 4.8 percent and (0.3) percent, respectively.  Operating margins before general corporate expenses were 5.9 percent and 1.9 percent for the three months ended March 31, 2016 and 2015, respectively.  Operating margins were positively impacted by increased sales volume, lower corporate expenses, and benefits associated with cost savings initiatives, partially offset by higher insurance claims, share-based compensation expense, and losses on fixed asset disposals.

Closure and Related Costs

We incurred expense of $1.0 million during the three months ended March 31, 2016, related to management’s approval to close 13 locations within our Installation and Distribution segments and elimination of certain positions at our corporate headquarters.  We anticipate recovering these costs within the next 12 months.

Business Segment Results

The following table sets forth our net sales and operating profit margins by business segment, in thousands:

	Three Months Ended March 31,		Percent Change
	2016	2015	2016 vs. 2015
Sales by business segment:
Installation	$272,878	$233,363	16.9%
Distribution	160,888	144,611	11.3%
Intercompany eliminations and other adjustments	(19,742)	(19,514)
Net sales	$414,024	$358,460	15.5%

Operating profit (loss) by business segment:
Installation	$13,506	$(1,032)	1,408.7%
Distribution	14,333	11,377	26.0%
Intercompany eliminations and other adjustments	(3,352)	(3,589)
Operating profit before general corporate expense	24,487	6,756	262.4%
General corporate expense, net	(4,720)	(7,903)	40.3%
Operating profit (loss)	$19,767	$(1,147)	1,823.5%

Operating profit margins:
Installation	4.9%	(0.4)%
Distribution	8.9%	7.9%
Operating profit margin before general corporate expense	5.9%	1.9%
Operating profit margin	4.8%	(0.3)%

Installation

Sales

Sales in the Installation segment increased $39.5 million, or 16.9 percent, for the three months ended March 31, 2016, compared to the same period in 2015.  Mild winter weather conditions contributed to increased sales volume, which increased sales by 14.4 percent, related to a higher level of activity in new home construction and an increased sales volume of commercial installation, as well as one additional business day compared to the same period in the prior year.  Sales also increased 3.0 percent due to increased selling prices.

Operating results

Operating margins in the Installation segment for the three months ended March 31, 2016 and 2015, were 4.9 percent and (0.4) percent, respectively.  Operating margins were positively impacted by increased sales volume, higher selling prices, and related absorption of fixed costs, the benefits associated from cost savings initiatives, and lower corporate expenses which were allocated to the segments based on direct benefit or usage, partially offset by higher insurance claims, current rationalization charges related to the closure costs noted above, and losses on fixed asset disposals.

Distribution

Sales

Sales in the Distribution segment increased $16.3 million, or 11.3 percent, for the three months ended March 31, 2016, compared to the same period in 2015.  Mild winter weather conditions contributed to increased sales volume, which increased sales by 13.1 percent, as well as one additional business day compared to the same period in the prior year, partially offset by a 1.9 percent decrease in sales as a result of lower selling prices.

Operating results

Operating margins in the Distribution segment for the three months ended March 31, 2016 and 2015, were 8.9 percent and 7.9 percent, respectively.  Operating margins were positively impacted by increased volume and related absorption of fixed costs, as well as benefits associated with cost savings initiatives, partially offset by a decrease in selling prices.

OTHER ITEMS

Other expense, net

Interest expense was $1.7 million and $3.2 million for the three months ended March 31, 2016 and 2015, respectively. Prior to the Separation, interest expense was allocated by Masco and as such, this expense is not indicative of our future interest expense.  Utilizing our current interest rate of 2.44 percent as of March 31, 2016, our expected interest expense, including the amortization of debt issuance costs, is estimated to be $3.7 million for the remaining nine months of 2016.

Income tax (expense) benefit from continuing operations

Income tax (expense) benefit from continuing operations was $(7.1) million or 38.8 percent for the three months ended March 31, 2016 compared with $0.5 million or 11.6 percent for the three months ended March 31, 2015.  The lower 2015 rate was primarily due to the decrease in valuation allowance resulting from the partial use of the Federal net operating loss carryforward.

Cash Flows and Liquidity

Significant sources (uses) of cash and cash equivalents for the three months ended March 31, 2016 and 2015, are summarized as follows, in thousands:

	Three Months Ended March 31,
	2016	2015
Net cash from (for) operating activities	$3,353	$(18,639)
Purchases of property and equipment	(2,900)	(2,298)
Proceeds from sale of property and equipment	76	369
Other investing, net	68	140
Net transfer from Former Parent	—	21,062
Repayment of long-term debt	(2,500)	—
Acquisition of common stock for tax withholding obligations	(1,256)	—
Repurchase of shares of common stock	(1,539)	—
Cash and cash equivalents (decrease) increase	$(4,698)	$634

Working capital (receivables, net plus inventories, less accounts payable) as a percentage of net sales for the trailing 12 months	7.6%	8.1%

As of March 31, 2016 and 2015, our working capital was 7.6 percent and 8.1 percent of net sales, respectively.  One of our objectives in managing working capital is to reduce working capital as a percentage of net sales.  Working capital was relatively flat, only increasing $3.6 million to $127.7 million at March 31, 2016, compared to March 31, 2015.  As such, the decrease in working capital as a percentage of net sales for the trailing 12 months ended March 31, 2016 and 2015 was primarily due to an increase of $135.2 million in trailing twelve-months sales.

The change in net cash from operating activities when comparing the three months ended March 31, 2016, to the comparable period in 2015 was primarily due to improved net income and a decrease in inventory (both of which related to an increase in sales), and a decrease in prepaid expenses and other current assets, partially offset by an increase in customer receivables resulting from higher sales.

Net cash used for investing activities was $2.8 million for the three months ended March 31, 2016, primarily comprised of $2.9 million in purchases of property and equipment, partially offset by $0.1 million of proceeds from sale of property and equipment.  Net cash used for investing activities was $1.8 million for the three months ended March 31, 2015, primarily comprised of $2.3 million in purchases of property and equipment, partially offset by $0.4 million of proceeds from sale of property and equipment.

Net cash used for financing activities was $5.3 million for the three months ended March 31, 2016, primarily comprised of $2.5 million of repayments of our long-term debt, $1.5 million of repurchases of our common stock related to our $50 million share repurchase program announced in March 2016, and $1.3 million of purchases of common stock for tax withholding obligations related to the vesting of restricted share awards during the three months ended March 31, 2016.  Net cash from financing activities for the three months ended March 31, 2015, was comprised of $21.1 million in transfers from our Former Parent.

Prior to the Separation, we largely funded our growth through cash provided by our operations, combined with support from Masco, through its operating cash flows, its long-term debt, and its issuance of securities in the financial markets.

In June 2015, we entered into a Credit Agreement with a bank group.  The Credit Agreement consists of a senior secured term loan facility of $200 million, which was used to finance a $200 million cash distribution to Masco in connection with the Separation, and a senior secured revolving facility which provides for borrowing and/or standby letter of credit issuances of up to $125 million.  Additional borrowing capacity under the credit facility may be accessed by the Company without the consent of the lenders in an aggregate amount not to exceed $100 million, subject to certain conditions.

Following the Separation, we have access to liquidity through our cash from operations and available borrowing capacity under our credit facility.  We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to support our ongoing operations and to fund our debt service requirements, capital expenditures, and working capital for at least the next 12 months.  Cash flows are seasonally stronger in the third and fourth quarters as a result of increased new construction activity.

The following table summarizes our liquidity, in thousands:

	As of
	March 31,	December 31,
	2016	2015
Cash and cash equivalents	$108,150	$112,848
Revolving credit facility	125,000	125,000
Less: standby letters of credit	(55,096)	(55,096)
Available borrowings	69,904	69,904
Total liquidity	$178,054	$182,752

We occasionally use performance bonds to ensure completion of our work on certain larger customer contracts that can span multiple accounting periods.  Performance bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed.  We also have bonds outstanding for licensing and insurance.  The following table summarizes our outstanding bonds, dollars in thousands:

	As of
	March 31,	December 31,
	2016	2015
Performance bonds	$20,789	$19,475
Licensing, insurance, and other bonds	9,975	9,976
Total	$30,764	$29,451

CRITICAL ACCOUNTING POLICIES

We prepare our condensed consolidated financial statements in conformity with GAAP.  The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of sales, costs, and expenses during the reporting period.  Actual results could differ from those estimates.  Our critical accounting policies have not changed materially from those previously reported in our Annual Report on Form 10-K for year ended December 31, 2015, as filed with the SEC on March 3, 2016.

APPLICATION OF NEW ACCOUNTING STANDARDS

Information regarding application of new accounting standards is incorporated by reference from Note 2 to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

FORWARD-LOOKING STATEMENTS

Statements contained in this report that reflect our views about our future performance constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by words such as “will,” “would,” “anticipate,” “expect,” “believe,” or “intend,” the negative of these terms, and similar references to future periods. These views involve risks and uncertainties that are difficult to predict and, accordingly, our actual results may differ materially from the results discussed in our forward-looking statements.  We caution you against unduly relying on any of these forward-looking statements.  Our future performance may be affected by our reliance on residential new construction, residential repair/remodel, and commercial construction; our reliance on third-party suppliers and manufacturers; our ability to attract, develop and retain talented personnel and our sales and labor force; our ability to maintain consistent practices across our locations; our ability to maintain our competitive position; and our ability to realize the expected benefits of the Separation.  We discuss many of the risks we face under the caption entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC.  Our forward-looking statements in this filing speak only as of the date of this filing.  Factors or events that could cause our actual results to differ may emerge from time to time and it is not possible for us to predict all of them.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements as a result of new information, future events, or otherwise.

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

Interest payable on both the term loan facility and revolving facility is based on a variable interest rate.  As a result, we are exposed to market risks related to fluctuations in interest rates on our outstanding indebtedness. Based on the current interest rate of 2.44 percent under the senior secured term loan facility, a 100 basis point increase in the interest rate would result in a $1.9 million increase in our annualized interest expense.  There was no outstanding balance under the revolving facility as of March 31, 2016.

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

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2016, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  We continue to review and document our internal controls over financial reporting and may, from time to time, make changes aimed at enhancing their effectiveness.

PART II – OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K as filed with the SEC on March 3, 2016.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding the repurchase of Company common stock for the three months ended March 31, 2016 (in thousands, except share data):

Period	Total Number of Shares Purchased	Average Price Paid per Common Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
January 1 - January 31, 2016	—	$—	—	$—
February 1 - February 29, 2016	—	$—	—	$—
March 1 - March 31, 2016	53,408	$28.81	53,408	$48,461
Total	53,408	$28.81	53,408	$48,461

(a)

On March 1, 2016, our Board of Directors authorized a share repurchase program, which we publicly announced on March 3, 2016 (the “Share Repurchase Program”), pursuant to which we may purchase up to $50 million of our common stock.  The Share Repurchase program does not obligate us to purchase any shares and expires in one year.  The Share Repurchase Program may be terminated, increased, or decreased by our Board of Directors at its discretion at any time.

During the three months ended March 31, 2016, we repurchased 53,408 shares of our common stock for approximately $1.5 million under the $50 million Share Repurchase Program.  All repurchases were made using cash resources.  Our common stock repurchases occurred on the open market pursuant to a Rule 10b5-1 plan.  Excluded from this disclosure are shares repurchased to settle statutory employee tax withholding related to the vesting of stock awards.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

As noted in Part 1.  Financial Information, Item 1: Note 14 – Subsequent Events, on May 9, 2016, the Company and its lenders executed an amendment to the Credit Agreement (the “Amendment”).  The Amendment provides for the exclusion of up to $50 million of completed share repurchases (on a trailing twelve month basis) from the Credit Agreement’s definition of “Fixed Charges” for the purposes of determining the Company’s compliance with the quarterly Fixed Charge Coverage Ratio (“FCCR”) financial covenant.  The Amendment provides for an initial exclusion of up to $25 million and allows for the exclusion of an additional $25 million of completed share repurchases from the FCCR calculation provided that the Company’s Total Leverage Ratio is below 2.0X at the time of such share repurchase and after giving pro forma effect to any such share repurchase.  The foregoing description of the Amendment is only a summary and is qualified in its entirety by reference to the full text of the Amendment, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6. EXHIBITS

The Exhibits listed on the accompanying Index to Exhibits are filed or furnished (as noted on such Index) as part of this Form 10-Q and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOPBUILD CORP.

By:	/s/ John S. Peterson
Name:	John S. Peterson
Title:	Vice President and Chief Financial Officer

May 11, 2016

INDEX TO EXHIBITS

		Incorporated By Reference			Filed
Exhibit No.	Exhibit Title	Form	Exhibit	Filing Date	Herewith

10.1	1st Amendment to Credit Agreement, dated May 9, 2016, among TopBuild Corp. and PNC Bank, National Association, as administrative agent, and the other lenders and agents party thereto.				X

10.2	Amended and Restated TopBuild Corp. 2015 Long Term Stock Incentive Plan.				X

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

†Furnished herewith.