Form 10-Q
period 2016-06-30
TopBuild Corp
filed 2016-08-04
CIK 1633931

UNITED STATES

SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                 ☐ Yes            ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 29, 2016
Common stock, par value $.01 per share	38,444,480

TOPBUILD CORP.

PART I – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

TOPBUILD CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands except share data)

	As of
	June 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$102,090	$112,848
Receivables, net of an allowance for doubtful accounts of $3,481 and $3,399 at June 30, 2016 and December 31, 2015, respectively	254,998	235,549
Inventories, net	102,216	118,701
Prepaid expenses and other current assets	16,529	13,263
Total current assets	475,833	480,361

Property and equipment, net	91,829	93,066
Goodwill	1,044,041	1,044,041
Other intangible assets, net	1,584	1,987
Deferred tax assets, net	20,549	20,549
Other assets	1,581	2,245
Total assets	$1,635,417	$1,642,249

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$214,012	$253,311
Current portion of long-term debt	20,000	15,000
Accrued liabilities	73,371	58,369
Total current liabilities	307,383	326,680

Long-term debt	168,628	178,457
Deferred tax liabilities, net	181,251	181,254
Long-term portion of insurance reserves	37,801	39,655
Other liabilities	436	474
Total liabilities	695,499	726,520

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value: 10,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value: 250,000,000 shares authorized; 38,519,953 issued and 38,366,521 outstanding at June 30, 2016, and 38,217,647 shares issued and outstanding at December 31, 2015	385	377
Treasury stock, 153,432 shares at June 30, 2016, at cost	(4,962)	—
Additional paid-in capital	841,388	838,976
Retained earnings	103,107	76,376
Total equity	939,918	915,729
Total liabilities and equity	$1,635,417	$1,642,249

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands except per common share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	$431,589	$403,761	$845,613	$762,221
Cost of sales	333,901	318,071	658,470	602,715
Gross profit	97,688	85,690	187,143	159,506

Selling, general, and administrative expense	70,898	74,200	140,586	149,163
Operating profit	26,790	11,490	46,557	10,343

Other income (expense), net:
Interest expense	(1,371)	(3,156)	(3,044)	(6,317)
Other, net	61	(4)	136	4
Other expense, net	(1,310)	(3,160)	(2,908)	(6,313)
Income from continuing operations before income taxes	25,480	8,330	43,649	4,030

Income tax expense from continuing operations	(9,865)	(1,700)	(16,918)	(1,200)
Income from continuing operations	15,615	6,630	26,731	2,830

Loss from discontinued operations, net	—	(235)	—	(234)
Net income	$15,615	$6,395	$26,731	$2,596

Income (loss) per common share:
Basic:
Income from continuing operations	$0.41	$0.18	$0.71	$0.08
Loss from discontinued operations, net	—	(0.01)	—	(0.01)
Net income	$0.41	$0.17	$0.71	$0.07

Diluted:
Income from continuing operations	$0.41	$0.18	$0.70	$0.08
Loss from discontinued operations, net	—	(0.01)	—	(0.01)
Net income	$0.41	$0.17	$0.70	$0.07

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2016	2015
Net Cash From (For) Operating Activities:
Net income	$26,731	$2,596
Adjustments to reconcile net income to net cash from (for) operating activities:
Depreciation and amortization	5,908	6,140
Share-based compensation	3,705	1,666
Loss on sale or abandonment of property and equipment	1,477	2,299
Provision for bad debt expense	1,986	2,507
Loss from inventory obsolescence	667	792
Deferred income taxes, net	(3)	1,202
Changes in certain assets and liabilities:
Receivables, net	(21,436)	(19,415)
Inventories, net	15,819	7,293
Prepaid expenses and other current assets	(3,266)	(412)
Accounts payable	(39,237)	(21,771)
Long-term portion of insurance reserves	(1,360)	1,882
Accrued liabilities	15,002	6,311
Other, net	153	(47)
Net cash from (for) operating activities	6,146	(8,957)

Cash Flows From (For) Investing Activities:
Purchases of property and equipment	(6,023)	(7,111)
Proceeds from sale of property and equipment	219	440
Other, net	147	460
Net cash for investing activities	(5,657)	(6,211)

Cash Flows From (For) Financing Activities:
Net transfer from Former Parent	—	77,186
Cash distribution paid to Former Parent	—	(200,000)
Proceeds from issuance of long-term debt	—	200,000
Repayment of long-term debt	(5,000)	—
Payment of debt issuance costs	—	(1,715)
Taxes withheld and paid on employees' equity awards	(1,285)	—
Repurchase of shares of common stock	(4,962)	—
Net cash (for) from financing activities	(11,247)	75,471

Cash and Cash Equivalents
(Decrease) increase for the period	(10,758)	60,303
Beginning of year	112,848	2,965
End of period	$102,090	$63,268

Supplemental disclosure of noncash investing activities:
Accruals for property and equipment	$521	$—

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

(In thousands except share data)

	Common	Treasury	Additional		Former
	Stock	Stock	Paid-in	Retained	Parent
	($0.01 par value)	at cost	Capital	Earnings	Investment	Equity
Balance at December 31, 2014	$—	$—	$—	$—	$952,292	$952,292
Net income	—	—	—	—	2,596	2,596
Separation-related adjustments	—	—	—	—	(118,249)	(118,249)
Reclassification of Former Parent investment in connection with the Separation	—	—	836,639	—	(836,639)	—
Issuance of common stock at Separation	377	—	(377)	—	—	—
Balance at June 30, 2015	$377	$—	$836,262	$—	$—	$836,639

Balance at December 31, 2015	$377	$—	$838,976	$76,376	$—	$915,729
Net income	—	—	—	26,731	—	26,731
Share-based compensation	—	—	3,705	—	—	3,705
Issuance of restricted share awards under long-term equity incentive plan	8	—	(8)	—	—	—
Repurchase of 153,432 shares of common stock pursuant to Share Repurchase Program	—	(4,962)	—	—	—	(4,962)
51,578 shares of common stock withheld to pay taxes on employees' equity awards	—	—	(1,285)	—	—	(1,285)
Balance at June 30, 2016	$385	$(4,962)	$841,388	$103,107	$—	$939,918

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. BASIS OF PRESENTATION

On June 30, 2015 (the “Effective Date”), Masco Corporation (“Masco” or the “Former Parent”) completed the separation (the “Separation”) of its Installation and Other Services businesses (the “Services Business”) from its other businesses.  On the Effective Date, TopBuild Corp., a Delaware corporation formed in anticipation of the Separation (“TopBuild” or the “Company”), became an independent public company which holds, through its subsidiaries, the assets and liabilities associated with the Services Business.  The Separation was achieved through the distribution of 100 percent of the outstanding capital stock of TopBuild to holders of Masco common stock.  References to “TopBuild,” the “Company,” “we,” “our,” and “us” refer to TopBuild Corp. and its consolidated subsidiaries.

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

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to state fairly our financial position as of June 30, 2016, our results of operations for the three and six months ended June 30, 2016 and 2015, and cash flows for the six months ended June 30, 2016 and 2015.  The Condensed Consolidated Balance Sheet at December 31, 2015, was derived from our audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (“U.S. GAAP”).

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

All intercompany transactions between TopBuild entities have been eliminated.  Transactions between TopBuild and Masco prior to the Separation, with the exception of purchase transactions, are reflected in the Condensed Consolidated Statements of Cash Flows as a financing activity in “Net transfer from Former Parent” and in the Condensed Consolidated Statements of Changes in Equity in the column, “Former Parent Investment.”

The accompanying condensed consolidated financial statements for the periods prior to the Separation include allocations of general corporate expenses incurred by Masco for functions such as corporate human resources, finance, and legal, including salaries, benefits, and other related costs.  These general corporate expenses were allocated to TopBuild on the basis of sales.  Total allocated general corporate costs were $5.7 million and $13.6 million for the three and six months ended June 30, 2015, respectively.  These costs were included in selling, general, and administrative expenses.

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Prior to the Separation, Masco incurred certain operating expenses on behalf of the Services Business that were allocated to TopBuild based on direct benefit or usage.  These allocated operating expenses were $1.2 million and $5.6 million for the three and six months ended June 30, 2015, respectively.  These costs were included in selling, general, and administrative expenses.  An estimate of these operating expenses was allocated to each of TopBuild’s reporting segments based on a percentage of sales.

For periods prior to the Separation, these condensed consolidated financial statements may not reflect the actual expenses that would have been incurred had we operated as a stand-alone company and may not reflect the consolidated results of operations, financial position, and cash flows had we operated as a stand-alone company.  Actual costs that would have been incurred if we had operated as a stand-alone company prior to the Separation would have depended on multiple factors, including organizational structure and strategic decisions made in various areas, including, without limitation, information technology and infrastructure.

During the quarter ended March 31, 2015, we identified an error related primarily to the misallocation of a favorable legal settlement to general corporate expenses of TopBuild in the fourth quarter of 2014.  The impact of the error was to understate the allocation of corporate expenses reported as selling, general, and administrative expense and overstate operating profit by $1.9 million.  The error was not considered material to the previously reported 2014 financial statements.  The Company recorded the correction of the error by an out-of-period adjustment in the first quarter of 2015, which is therefore reflected in the six months ended June 30, 2015, Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows.

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

In February 2016, the FASB issued Accounting Standards Update 2016-02 (“ASU 2016-02”), “Leases.”  This standard requires a lessee to recognize most leases on their balance sheet.  Companies are required to use a modified retrospective transition method for all existing leases.  This standard is effective for annual periods beginning after December 15, 2018, and interim periods therein.  Early adoption is permitted.  We have not yet selected an adoption date and we are currently evaluating the effect on our financial position and results of operations.

In March 2016, the FASB issued Accounting Standards Update 2016-09 (“ASU 2016-09”), “Improvements to Employee Share-Based Payment Accounting.”  This update is intended to simplify several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.  Under this guidance, an entity recognizes all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement.  This update is effective for annual and interim periods beginning after December 15, 2016, which will require us to adopt these provisions in the first quarter of 2017.  Early adoption is permitted.  We have not yet selected an adoption date and we are currently determining the effect on our financial position and results of operations.

3. GOODWILL AND OTHER INTANGIBLES

Changes in the carrying amount of goodwill for the six months ended June 30, 2016, by segment, were as follows, in thousands:

	Gross Goodwill	Gross Goodwill	Accumulated	Net Goodwill
	at	at	Impairment	at
	December 31, 2015	June 30, 2016	Losses	June 30, 2016
Installation	$1,389,775	$1,389,775	$(762,021)	$627,754
Distribution	416,287	416,287	—	416,287
Total	$1,806,062	$1,806,062	$(762,021)	$1,044,041

Other intangible assets, net includes customer relationships, non-compete agreements, and trademarks.  The following table sets forth our other intangible assets as of June 30, 2016, and December 31, 2015, in thousands:

	As of
	June 30,	December 31,
	2016	2015
Gross definite-lived intangible assets	$19,472	$19,472
Accumulated amortization	(18,295)	(17,892)
Net definite-lived intangible assets	1,177	1,580
Indefinite-lived intangible assets not subject to amortization	407	407
Other intangible assets, net	$1,584	$1,987

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. DEPRECIATION AND AMORTIZATION

The following table sets forth our depreciation and amortization expense for the three and six months ended June 30, 2016 and 2015, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Depreciation	$2,819	$2,825	$5,505	$5,608
Amortization	194	262	403	532
Total	$3,013	$3,087	$5,908	$6,140

5. LONG-TERM DEBT

The Company and its wholly-owned domestic subsidiaries (collectively, the “Guarantors”) entered into a senior secured credit agreement and related collateral and guarantee documentation (collectively, the “Credit Agreement”) with PNC Bank, National Association, as administrative agent, and the other lenders and agents party thereto.  The Credit Agreement became effective on June 30, 2015.  The following table summarizes the key terms of the Credit Agreement, dollars in thousands:

Senior secured term loan facility (original borrowing)	$200,000
Additional term loan and/or revolver capacity available under incremental facility*	$100,000
Interest rate as of June 30, 2016	1.95%
Scheduled maturity date	6/30/2020

Senior secured revolving credit facility ("Revolving Facility")	$125,000
Sublimit for issuance of letters of credit under Revolving Facility**	$100,000
Sublimit for swingline loans under Revolving Facility**	$15,000

*Subject to certain conditions (including existing or new lenders providing commitments in respect of such additional borrowing capacity).

** Use of the sublimits for the issuance of letters of credit and swingline loans reduces the availability under the Revolving Facility.

The following table sets forth our remaining principal payments for the following five years as of June 30, 2016, in thousands:

Future Principal
Payments
Schedule of Debt Maturity by Years:
2016	$10,000
2017	20,000
2018	20,000
2019	25,000
2020	115,000
Total principal maturities	$190,000

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table reconciles the principal balance of our long-term debt to our Condensed Consolidated Balance Sheets, in thousands:

	As of
	June 30,	December 31,
	2016	2015
Current portion of long-term debt	$20,000	$15,000
Long-term portion of long-term debt	170,000	180,000
Unamortized debt issuance costs	(1,372)	(1,543)
Long-term debt	$188,628	$193,457

The Company has outstanding standby letters of credit that secure our financial obligations related to our workers compensation, general insurance, and auto liability programs.  These standby letters of credit reduce the availability under the Revolving Facility.  The following table summarizes our availability under the Revolving Facility, in thousands:

	As of
	June 30,	December 31,
	2016	2015
Revolving Facility	$125,000	$125,000
Less: standby letters of credit	(55,096)	(55,096)
Capacity under Revolving Facility	$69,904	$69,904

The Credit Agreement contains certain covenants that limit, among other things, certain actions we may take and require us to maintain certain financial ratios.  On May 9, 2016, the Company and its lenders executed an Amendment to the Credit Agreement (“Amendment No. 1”).  Amendment No. 1 provides for the exclusion of up to $50 million of completed share repurchases (on a trailing twelve month basis) from the Credit Agreement’s definition of “Fixed Charges” for the purposes of determining the Company’s compliance with the quarterly Fixed Charge Coverage Ratio (“FCCR”) financial covenant.  Amendment No. 1 provides for an initial exclusion of up to $25 million and allows for the exclusion of an additional $25 million of completed share repurchases from the FCCR calculation, provided that the Company’s Total Leverage Ratio (as defined in the Credit Agreement) is below 2.0x at the time of such share repurchase and after giving pro forma effect to any such share repurchase.

The following table outlines the key financial covenants effective for the period covered by this report:

	June 30,	December 31,
	2016	2015
Maximum net leverage ratio	3.25:1.00	3.50:1.00
Minimum fixed charge coverage ratio	1.10:1.00	1.10:1.00
Compliance as of period end	In Compliance	In Compliance

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Fair Value on Non-Recurring Basis

Fair value measurements were applied to our long-term debt.  The carrying value of our long-term debt approximates the fair market value primarily due to the fact that the non-performance risk of servicing our debt obligations, as reflected in our business and credit risk profile, has not materially changed since we assumed our debt obligations under the Credit Facility.  In addition, due to the floating-rate nature of our long-term debt, the market value is not subject to variability solely due to changes in the general level of interest rates as is the case with a fixed-rate debt obligation.  During the periods presented, there were no transfers between fair value hierarchical levels.

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. SEGMENT INFORMATION

Information about us by segment is as follows, in thousands:

	Three Months Ended June 30,
	2016	2015	2016	2015
	Net Sales		Operating Profit (2)
Our operations by segment were (1):
Installation	$288,042	$265,296	$22,797	$7,067
Distribution	164,257	160,841	13,547	11,897
Intercompany eliminations and other adjustments (3)	(20,710)	(22,376)	(3,524)	(1,750)
Total	$431,589	$403,761	32,820	17,214
General corporate expense, net (4)			(6,030)	(5,724)
Operating profit, as reported			26,790	11,490
Other expense, net			(1,310)	(3,160)
Income from continuing operations before income taxes			$25,480	$8,330

	Six Months Ended June 30,
	2016	2015	2016	2015
	Net Sales		Operating Profit (2)
Our operations by segment were (1):
Installation	$560,920	$498,659	$36,303	$6,035
Distribution	325,145	305,452	27,880	23,274
Intercompany eliminations and other adjustments (3)	(40,452)	(41,890)	(6,876)	(5,339)
Total	$845,613	$762,221	57,307	23,970
General corporate expense, net (4)			(10,750)	(13,627)
Operating profit, as reported			46,557	10,343
Other expense, net			(2,908)	(6,313)
Income from continuing operations before income taxes			$43,649	$4,030

(1)	All of our operations are located in the United States.

(2)

Segment operating profit for the three and six months ended June 30, 2016, includes an allocation of general corporate expenses attributable to the operating segments which is based on direct benefit or usage (such as salaries of corporate employees who directly support the segment).  Segment operating profit for the three and six months ended June 30, 2015, includes an estimate of general corporate expense calculated based on a percentage of sales.  For the three and six months ended June 30, 2015, the $3.4 million and $3.8 million differences, respectively, between estimated expense and actual corporate expense is recorded in intercompany eliminations and other adjustments.

(3)

Intercompany eliminations include the elimination of intercompany profit of $3.5 million and $4.0 for the three months ended June 30, 2016 and 2015, respectively, and $6.9 million and $7.4 million for the six months ended June 30, 2016 and 2015, respectively.  Other adjustments primarily include differences between estimated and actual corporate costs allocated to the segments for the three and six months ended June 30, 2015, as noted in footnote (2) above.

(4)

General corporate expense, net included expenses not specifically attributable to our segments for functions such as corporate human resources, finance, and legal, including salaries, benefits, and other related costs.

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

We occasionally use performance bonds to ensure completion of our work on certain larger customer contracts that can span multiple accounting periods.  Performance bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed.  Other types of bonds outstanding were principally license and insurance related.

9. INCOME TAXES

Our effective tax rates were 38.7 percent and 38.8 percent for the three and six months ended June 30, 2016, respectively.  The effective tax rates for the three and six months ended June 30, 2015, were 20.4 percent and 29.8 percent, respectively.  The lower rate in 2015 was primarily due to decreases in our valuation allowance resulting from a partial use of our Federal net operating loss carryforward by Masco.

For 2015 activity through the Separation, we filed our tax returns as a member of the Masco consolidated group for U.S. Federal and certain State jurisdictions.  As a result, certain tax attributes, primarily the Federal and State net operating loss carryforwards, were treated as assets of the Masco consolidated group, which they were able to utilize through December 31, 2015.  Masco fully utilized the Federal net operating loss and certain State net operating losses by the end of 2015.

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

For comparative purposes, the computation of basic and diluted income per common share for prior year periods presented was calculated using the shares distributed at Separation.  On June 30, 2015, we distributed 37.7 million shares of our common stock to Masco stockholders in conjunction with the Separation.

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Basic and diluted income (loss) per share were computed as follows, in thousands, except share and per share amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Income from continuing operations	$15,615	$6,630	$26,731	$2,830
Loss from discontinued operations, net	—	(235)	—	(234)
Net income - basic and diluted	$15,615	$6,395	$26,731	$2,596

Weighted average number of common shares outstanding - basic	37,691,259	37,667,947	37,726,542	37,667,947

Dilutive effect of common stock equivalents:
RSAs with service-based conditions	176,401	—	145,042	—
RSAs with market-based conditions	58,392	—	29,196	—
RSAs with performance-based conditions	—	—	—	—
Stock options	50,651	—	37,328	—

Weighted average number of common shares outstanding - diluted	37,976,703	37,667,947	37,938,108	37,667,947

Basic income (loss) per common share:
Income from continuing operations	$0.41	$0.18	$0.71	$0.08
Loss from discontinued operations, net	—	(0.01)	—	(0.01)
Net income	$0.41	$0.17	$0.71	$0.07

Diluted income (loss) per common share:
Income from continuing operations	$0.41	$0.18	$0.70	$0.08
Loss from discontinued operations, net	—	(0.01)	—	(0.01)
Net income	$0.41	$0.17	$0.70	$0.07

The following table summarizes shares excluded from the calculation of diluted income (loss) per share because their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Anti-dilutive common stock equivalents:
RSAs with service-based conditions	12,238	—	55,986	—
RSAs with market-based conditions	—	—	12,647	—
RSAs with performance-based conditions	—	—	—	—
Stock options	445,196	—	464,740	—
Total anti-dilutive common stock equivalents:	457,434	—	533,373	—

11. SHARE-BASED COMPENSATION

Prior to the Separation, our eligible employees participated in the Masco share-based compensation program and received restricted share awards and stock options.  Effective July 1, 2015, our eligible employees participate in the 2015 TopBuild Long-Term Incentive Plan (the “2015 Plan”).  The 2015 Plan authorizes the Board of Directors to grant stock options, stock appreciation rights, restricted shares, restricted share units, performance awards, and dividend equivalents.  No more than 4.0 million shares of common stock may be issued under the 2015 Plan.  As of June 30, 2016, we had 2.4 million shares available under the 2015 Plan.

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

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Included in selling, general, and administrative expense is share-based compensation expense as presented in the following table, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Share-based compensation expense	$2,105	$858	$3,705	$1,666

The following table presents a summary of our share-based compensation activity for the six months ended June 30, 2016, in thousands, except per share amounts:

	Restricted Share Awards		Stock Options
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance December 31, 2015	586.6	$21.97	387.6	$9.35	$24.03	$2,611.7
Granted	325.8	$28.58	409.3	$10.20	$26.30
Converted/Exercised	(154.2)	$19.21	(3.7)	$10.35	$26.81
Forfeited	(23.6)	$25.70	(34.9)	$10.28	$26.58
Balance June 30, 2016	734.6	$25.36	758.3	$9.76	$25.13	$8,397.2

Exercisable June 30, 2016			71.7	$6.69	$16.86	$1,387.3

As of June 30, 2016, we had unrecognized share-based compensation expense relating to unvested awards as shown in the following table, dollars in thousands:

	As of June 30, 2016
	Unrecognized Compensation Expense on Unvested Awards	Weighted Average Remaining Vesting Period	Weighted Average Remaining Contractual Term for Vested Options
Restricted stock awards	$14,915	1.9 years
Stock options	5,929	2.0 years	9.1 years
Total unrecognized compensation expense related to unvested awards	$20,844

Our RSAs with performance-based conditions are evaluated on a quarterly basis with adjustments to compensation expense based on the likelihood of the performance target being achieved or exceeded.  The following table shows the range of payouts and the related expense for our RSAs with performance-based conditions, in thousands:

		Payout Ranges and related expense
RSAs with performance-based conditions	Grant Date Fair Value	0%	25%	100%	200%
February 22, 2016	$2,275	$—	$569	$2,275	$4,550

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The fair value of our RSAs with a market-based condition granted under the 2015 Plan was determined using a Monte Carlo simulation.  The following are key inputs in the Monte Carlo analysis for awards granted in 2016:

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

12.  SHARE REPURCHASE PROGRAM

On March 1, 2016, our Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which we may purchase up to $50 million of our common stock.  Share repurchases may be executed through various means including, without limitation, open market purchases, privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan.  The Share Repurchase Program does not obligate us to purchase any shares and expires February 28, 2017.  In its discretion, the Board of Directors may terminate, modify, or amend the Share Repurchase Program at any time.

The following table sets forth our share repurchases under the Share Repurchase Program:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2016	2016
Number of shares purchased	100,024	153,432
Share repurchase cost (in thousands)	$3,423	$4,962
Average price per share	$34.23	$32.34

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

13.  CLOSURE COSTS

We continuously evaluate our national footprint to ensure we are strategically located throughout the U.S. to serve our customers and position ourselves for continued growth.  As a result of this evaluation, management approved a plan to close 13 locations within our Installation and Distribution segments during the first and second quarters of 2016.  In conjunction with this evaluation, we eliminated certain positions at our corporate headquarters located in Daytona Beach, Florida.  We recognize expenses related to branch closures and position eliminations at the time of announcement or notification.  Such costs may include termination and other severance benefits, lease abandonment costs, and other contract termination costs.  Closure costs are accrued on our Condensed Consolidated Balance Sheets as part of accrued liabilities and reflected in our Condensed Consolidated Statements of Operations as selling, general, and administrative expense.  Unpaid amounts noted as of June 30, 2016, are expected to be paid within the next nine months.

The following table details our total estimated closure costs by cost type and segment related to the above closures and position eliminations, in thousands:

Segment / Cost Type	Closure Costs Liability at December 31, 2015	Closure Costs Incurred for the Six Months Ended June 30, 2016	Cash Payments for the Six Months Ended June 30, 2016	Non-cash Adjustments for the Six Months Ended June 30, 2016	Closure Costs Liability at June 30, 2016
Installation:
Severance	$—	$582.7	$(369.2)	$(33.2)	$180.3
Lease abandonment	—	212.6	(101.1)	(12.6)	98.9
Total Installation:	—	795.3	(470.3)	(45.8)	279.2

Distribution:
Severance	—	12.6	(12.6)	—	—
Lease abandonment	—	70.5	(50.7)	(0.5)	19.3
Total Distribution:	—	83.1	(63.3)	(0.5)	19.3

Corporate:
Severance	—	110.1	(78.1)	—	32.0
Total Corporate:	—	110.1	(78.1)	—	32.0

Consolidated:
Severance	—	705.4	(459.9)	(33.2)	212.3
Lease abandonment	—	283.1	(151.8)	(13.1)	118.2
Total Consolidated:	$—	$988.5	$(611.7)	$(46.3)	$330.5

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

TopBuild Corp., headquartered in Daytona Beach, Florida, is the leading purchaser, installer, and distributor of insulation products to the United States construction industry, based on revenue.  Prior to June 30, 2015, we operated as a subsidiary of Masco Corporation.  We were incorporated in Delaware in February 2015 as Masco SpinCo Corp. and we changed our name to TopBuild Corp. on March 20, 2015.  On June 30, 2015, the separation from Masco (the “Separation”) was completed and on July 1, 2015, we began trading on the NYSE under the symbol “BLD.”

We operate in two segments:  Installation (TruTeam) and Distribution (Service Partners).  Through our Installation segment, we provide insulation installation services nationwide through our TruTeam contractor services business which has over 175 branches located in 42 states.  We install various insulation applications, including fiberglass batts and rolls, blown-in loose fill fiberglass, blown-in loose fill cellulose, and polyurethane spray foam.  Additionally, we install other building products, including rain gutters, garage doors, fireplaces, shower enclosures, and closet shelving.  We handle every stage of the installation process, including material procurement supplied by leading manufacturers, project scheduling and logistics, multi-phase professional installation, and installation quality assurance.

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

SECOND QUARTER 2016 AND THE FIRST SIX MONTHS 2016 VERSUS SECOND QUARTER 2015 AND THE FIRST SIX MONTHS 2015

The following discussion and analysis contains forward-looking statements and should be read in conjunction with the unaudited condensed consolidated financial statements, the notes thereto, and the section entitled “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q.

The following table sets forth our net sales, gross profit, operating profit, and margins, as reported in our Consolidated Statements of Operations, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	$431,589	$403,761	$845,613	$762,221
Cost of sales	333,901	318,071	658,470	602,715
Cost of sales ratio	77.4%	78.8%	77.9%	79.1%

Gross profit	97,688	85,690	187,143	159,506
Gross profit margin	22.6%	21.2%	22.1%	20.9%

Selling, general, and administrative expense	70,898	74,200	140,586	149,163
Selling, general, and administrative expense to sales ratio	16.4%	18.4%	16.6%	19.6%

Operating profit	26,790	11,490	46,557	10,343
Operating profit margin	6.2%	2.8%	5.5%	1.4%

Other expense, net	(1,310)	(3,160)	(2,908)	(6,313)
Income tax expense from continuing operations	(9,865)	(1,700)	(16,918)	(1,200)
Income from continuing operations	$15,615	$6,630	$26,731	$2,830
Net margin on continuing operations	3.6%	1.6%	3.2%	0.4%

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

Sales and Operations

Net sales increased 6.9 percent for the three months ended June 30, 2016, from the comparable period of 2015.  The increase was principally driven by sales volume growth in both the Installation and Distribution segments.  Our sales benefited primarily from the overall continued improvement in the housing market, as well as continued focus on organically growing our residential and commercial activity.  Net sales also benefited from increased selling prices for the three months ended June 30, 2016, compared to the same period in the prior year.

Net sales increased 10.9 percent for the six months ended June 30, 2016, from the comparable period of 2015.  The increase was principally driven by sales volume growth in both the Installation and Distribution segments.  Our sales benefited primarily from the overall continued improvement in the housing market, as well as continued focus on organically growing our residential and commercial activity, mild winter weather conditions, and one additional business day for the six month period ending June 30, 2016, compared with the same period in the prior year.  Net sales also benefited from increased selling prices for the six months ended June 30, 2016, compared to the same period in the prior year.

Our gross profit margin was 22.6 percent and 21.2 percent for the three months ended June 30, 2016 and 2015, respectively.  Gross profit margin was positively impacted by favorable leverage on higher sales volume and increased selling prices, partially offset by higher insurance claims.

Our gross profit margin was 22.1 percent and 20.9 percent for the six months ended June 30, 2016 and 2015, respectively.  Gross profit margin was positively impacted by favorable leverage on higher sales volume and increased selling prices, partially offset by higher insurance claims.

Selling, general, and administrative expense, as a percent of sales, was 16.4 percent and 18.4 percent for the three months ended June 30, 2016 and 2015, respectively.  Reduced selling, general, and administrative expense as a percent of sales was a result of lower corporate expenses, increased sales volume, benefits associated with cost savings initiatives, and lower rationalization charges related to our spin-off from Masco, partially offset by higher share-based compensation expense.  Selling, general, and administrative expense for the three months ended June 30, 2015, included allocations of Masco general corporate expenses of $5.7 million.

Selling, general, and administrative expense, as a percent of sales, was 16.6 percent and 19.6 percent for the six months ended June 30, 2016 and 2015, respectively.  Reduced selling, general, and administrative expense as a percent of sales was a result of lower corporate expenses, increased sales volume, benefits associated with cost savings initiatives, and lower rationalization charges related to our spin-off from Masco, partially offset by higher share-based compensation expense and closure costs discussed below.  Selling, general, and administrative expense for the six months ended June 30, 2015, included allocations of Masco general corporate expenses of $13.6 million.

Operating margins were 6.2 percent and 2.8 percent for the three months ended June 30, 2016 and 2015, respectively.  Operating margins before general corporate expenses were 7.6 percent and 4.3 percent for the three months ended June 30, 2016 and 2015, respectively.  Operating margins were positively impacted by increased sales volume, increased selling prices, lower corporate expenses, and benefits associated with cost savings initiatives, partially offset by higher insurance claims, share-based compensation expense, and closure costs discussed below.

Operating margins were 5.5 percent and 1.4 percent for the six months ended June 30, 2016 and 2015, respectively.  Operating margins before general corporate expenses were 6.8 percent and 3.1 percent for the six months ended June 30, 2016 and 2015, respectively.  Changes in operating margins were positively impacted by increased sales volume, increased selling prices, lower corporate expenses, and benefits associated with cost savings initiatives, partially offset by higher insurance claims, share-based compensation expense, and closure costs discussed below.

Closure and Related Costs

We incurred expense of $1.0 million during the six months ended June 30, 2016, related to the closure of 13 locations within our Installation and Distribution segments and the elimination of certain positions at our corporate headquarters.  We anticipate recovering these costs within the next nine months.

Business Segment Results

The following table sets forth our net sales and operating profit margins by business segment, in thousands:

	Three Months Ended June 30,
	2016	2015	Percent Change
Sales by business segment:
Installation	$288,042	$265,296	8.6%
Distribution	164,257	160,841	2.1%
Intercompany eliminations and other adjustments	(20,710)	(22,376)
Net sales	$431,589	$403,761	6.9%

Operating profit by business segment:
Installation	$22,797	$7,067	222.6%
Distribution	13,547	11,897	13.9%
Intercompany eliminations and other adjustments	(3,524)	(1,750)
Operating profit before general corporate expense	32,820	17,214	90.7%
General corporate expense, net	(6,030)	(5,724)
Operating profit	$26,790	$11,490	133.2%

Operating profit margins:
Installation	7.9%	2.7%
Distribution	8.2%	7.4%
Operating profit margin before general corporate expense	7.6%	4.3%
Operating profit margin	6.2%	2.8%

	Six Months Ended June 30,
	2016	2015	Percent Change
Sales by business segment:
Installation	$560,920	$498,659	12.5%
Distribution	325,145	305,452	6.4%
Intercompany eliminations and other adjustments	(40,452)	(41,890)
Net sales	$845,613	$762,221	10.9%

Operating profit by business segment:
Installation	$36,303	$6,035	501.5%
Distribution	27,880	23,274	19.8%
Intercompany eliminations and other adjustments	(6,876)	(5,339)
Operating profit before general corporate expense	57,307	23,970	139.1%
General corporate expense, net	(10,750)	(13,627)
Operating profit	$46,557	$10,343	350.1%

Operating profit margins:
Installation	6.5%	1.2%
Distribution	8.6%	7.6%
Operating profit margin before general corporate expense	6.8%	3.1%
Operating profit margin	5.5%	1.4%

Installation

Sales

Sales in the Installation segment increased $22.7 million, or 8.6 percent, for the three months ended June 30, 2016, compared to the same period in 2015.  The increase in sales was primarily due to increased sales volume related to a higher level of activity in new home construction and an increased sales volume of commercial installation.  Sales also increased 3.7 percent due to increased selling prices.

Sales in the Installation segment increased $62.3 million, or 12.5 percent, for the six months ended June 30, 2016, compared to the same period in 2015.  The increase in sales was primarily due to increased sales volume related to a higher level of activity in new home construction and commercial activity, mild winter weather conditions, as well as one additional business day during the six months ended June 30, 2016.  Sales also increased 3.4 percent due to increased selling prices.

Operating results

Operating margins in the Installation segment were 7.9 percent and 2.7 percent for the three months ended June 30, 2016 and 2015, respectively.  Operating margins were positively impacted by increased sales volume, higher selling prices, and related absorption of fixed costs, as well as the benefits associated with cost savings initiatives, and lower corporate expenses which were allocated to the segments based on direct benefit or usage, partially offset by higher insurance claims, increased legal expense, and increased bonus expense.

Operating margins in the Installation segment were 6.5 percent and 1.2 percent for the six months ended June 30, 2016 and 2015, respectively.  Operating margins were positively impacted by increased sales volume, higher selling prices, and related absorption of fixed costs, as well as the benefits associated with cost savings initiatives, lower corporate expenses which were allocated to the segments based on direct benefit or usage, and lower professional fees incurred related to the spin-off in the prior year, partially offset by higher insurance claims and current rationalization charges related to the closure costs noted above.

Distribution

Sales

Sales in the Distribution segment increased $3.4 million, or 2.1 percent, for the three months ended June 30, 2016, compared to the same period in 2015.  The increase was primarily due to increased sales volume related to a higher level of activity in new home construction.  Sales were partially offset by a 2.2 percent decrease in selling prices.

Sales in the Distribution segment increased $19.7 million, or 6.4 percent, for the six months ended June 30, 2016, compared to the same period in 2015.  The increase in sales was primarily due to an increase in sales volume related to a higher level of activity in new home construction, mild winter weather conditions, and one additional business day during the six months ended June 30, 2016.  Sales were partially offset by a 2.0 percent decrease in selling prices.

Operating results

Operating margins in the Distribution segment were 8.2 percent and 7.4 percent for the three months ended June 30, 2016 and 2015, respectively.  Operating margins were positively impacted by increased volume and related absorption of fixed costs, lower corporate expenses which were allocated to the segments based on direct benefit or usage, and benefits associated with cost savings initiatives, partially offset by a decrease in selling prices.

Operating margins in the Distribution segment were 8.6 percent and 7.6 percent for the six months ended June 30, 2016 and 2015, respectively.  Operating margins were positively impacted by increased volume and related absorption of fixed costs, lower corporate expenses which were allocated to the segments based on direct benefit or usage, as well as benefits associated with cost savings initiatives, partially offset by a decrease in selling prices.

OTHER ITEMS

Other expense, net

Other expense net, which primarily consisted of interest expense, was $1.3 million and $3.2 million for the three months ended June 30, 2016 and 2015, respectively.

Other expense net, which primarily consisted of interest expense, was $2.9 million and $6.3 million for the six months ended June 30, 2016 and 2015, respectively.

For both the three and six month periods ended June 30, 2015, prior to the Separation, interest expense was allocated to us by Masco; as such, this expense is not indicative of our future interest expense.    Utilizing our current interest rate of 1.95 percent as of June 30, 2016, our expected interest expense, including the amortization of debt issuance costs, is estimated to be $2.0 million for the remaining six months of 2016.

Income tax expense from continuing operations

Income tax expense from continuing operations was $9.9 million, an effective tax rate (“ETR”) of 38.7 percent, for the three months ended June 30, 2016, compared to $1.7 million, an ETR of 20.4 percent, for the comparable period in 2015.  The lower 2015 rate was primarily due to the decrease in our valuation allowance resulting from the partial use of the Federal net operating loss carryforward by Masco.

Income tax expense from continuing operations was $16.9 million, an ETR of 38.8 percent, for the six months ended June 30, 2016, compared to $1.2 million, an ETR of 29.8 percent, for the comparable period in 2015.  The lower 2015 rate was primarily due to the decrease in our valuation allowance resulting from the partial use of the Federal net operating loss carryforward by Masco.

Cash Flows and Liquidity

Significant sources (uses) of cash and cash equivalents for the six months ended June 30, 2016 and 2015, were summarized as follows, in thousands:

	Six Months Ended June 30,
	2016	2015
Net cash from (for) operating activities	$6,146	$(8,957)
Purchases of property and equipment	(6,023)	(7,111)
Proceeds from sale of property and equipment	219	440
Other investing, net	147	460
Net transfer from Former Parent	—	77,186
Cash distribution paid to Former Parent	—	(200,000)
Proceeds from issuance of long-term debt	—	200,000
Repayment of long-term debt	(5,000)	—
Taxes withheld and paid on employees' equity awards	(1,285)	—
Repurchase of shares of common stock	(4,962)	—
Payment of debt issuance costs	—	(1,715)
Cash and cash equivalents (decrease) increase	$(10,758)	$60,303

Working capital (receivables, net plus inventories, less accounts payable) as a percentage of net sales for the trailing 12 months	8.4%	8.3%

As of as of June 30, 2016 and 2015, our working capital was 8.4 percent and 8.3 percent of net sales for the trailing twelve months, respectively.  Working capital increased $14.2 million to $143.2 million at June 30, 2016, compared to June 30, 2015.  The marginal increase in working capital as a percentage of net sales for the trailing 12 months ended June 30, 2016, compared to June 30, 2015, was due primarily to slightly accelerated supplier payment terms reducing accounts payable levels, offset by lower levels of net receivables and net inventory relative to the trailing 12 months net sales.

Net cash flows generated from (used for) operating activities were $6.1 million and $(9.0) million for the six months ended June 30, 2016 and 2015, respectively.  The increase was due primarily to improved net income for the six months ended June 30, 2016, compared with the same period in 2015.  Further benefiting net cash flows generated from operating activities was improved management of inventory purchases driven by higher sales levels during the six months ended June 30, 2016, relative to June 30, 2015.  Accrued liabilities also increased for the six months ended June 30, 2016, relative to June 30, 2015, primarily related to additional days of accrued payroll for the comparative periods, increased state income taxes payable related to our increased profitability for the comparative periods, and an increase in our group health insurance reserve based on our year-to-date claims experience compared with the prior year period.  These changes were partially offset by a larger decrease in our accounts payable for the six months ended June 30, 2016, compared to the same period for 2015, due to the satisfaction of payables related to strategic inventory purchases in the fourth quarter of 2015 and a nominal change to payment terms for select suppliers which accelerated payments.

Net cash used for investing activities was $5.7 million for the six months ended June 30, 2016, primarily comprised of $6.0 million in purchases of property and equipment, partially offset by $0.2 million of proceeds from sale of property and equipment.  Net cash used for investing activities was $6.2 million for the six months ended June 30, 2015, primarily comprised of $7.1 million in purchases of property and equipment, partially offset by $0.4 million of proceeds from sale of property and equipment.

Net cash used for financing activities was $11.2 million for the six months ended June 30, 2016, primarily comprised of $5.0 million of repayments of our long-term debt, $5.0 million of repurchases of our common stock related to our $50 million share repurchase program announced in March 2016, and $1.3 million of purchases of common stock for tax withholding obligations related to the vesting of restricted share awards during the six months ended June 30, 2016.  Net cash from financing activities for the six months ended June 30, 2015, was $75.5 million, comprised of a $77.2 million transfer from Masco, partially offset by a $1.7 million payment of debt issuance costs.  Financing activities for this period in 2015 also included $200 million proceeds from the issuance of long term debt fully offset by a $200 million distribution to Masco in conjunction with the Separation.

Prior to the Separation, we largely funded our growth through cash provided by our operations, combined with support from Masco, through its operating cash flows, its long-term debt, and its issuance of securities in the financial markets.

In June 2015, we entered into the Credit Agreement with a bank group.  The Credit Agreement consists of a senior secured term loan facility of $200 million, which was used to finance a $200 million cash distribution to Masco in connection with the Separation, and a senior secured revolving credit facility which provides for borrowing and/or standby letter of credit issuances of up to $125 million.  Additional borrowing capacity under the credit facility may be accessed by the Company without the consent of the lenders in an aggregate amount not to exceed $100 million, subject to certain conditions.

Following the Separation, we have access to liquidity through our cash from operations and available borrowing capacity under our Credit Agreement.  We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to support our ongoing operations and to fund our debt service requirements, capital expenditures, and working capital for at least the next 12 months.  Cash flows are seasonally stronger in the third and fourth quarters as a result of increased new construction activity.

The following table summarizes our liquidity, in thousands:

	As of
	June 30,	December 31,
	2016	2015
Cash and cash equivalents	$102,090	$112,848
Revolving Facility	125,000	125,000
Less: standby letters of credit	(55,096)	(55,096)
Capacity under Revolving Facility	69,904	69,904
Total liquidity	$171,994	$182,752

We occasionally use performance bonds to ensure completion of our work on certain larger customer contracts that can span multiple accounting periods.  Performance bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed.  We also have bonds outstanding for licensing and insurance.  The following table summarizes our outstanding bonds, in thousands:

	As of
	June 30,	December 31,
	2016	2015
Performance bonds	$27,362	$19,475
Licensing, insurance, and other bonds	10,635	9,976
Total	$37,997	$29,451

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

FORWARD-LOOKING STATEMENTS

Statements contained in this report that reflect our views about our future performance constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by words such as “will,” “would,” “anticipate,” “expect,” “believe,” or “intend,” the negative of these terms, and similar references to future periods.  These views involve risks and uncertainties that are difficult to predict and, accordingly, our actual results may differ materially from the results discussed in our forward-looking statements.  We caution you against unduly relying on any of these forward-looking statements.  Our future performance may be affected by our reliance on residential new construction, residential repair/remodel, and commercial construction; our reliance on third-party suppliers and manufacturers; our ability to attract, develop and retain talented personnel and our sales and labor force; our ability to maintain consistent practices across our locations; our ability to maintain our competitive position; and our ability to realize the expected benefits of the Separation.  We discuss the material risks we face under the caption entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC.  Our forward-looking statements in this filing speak only as of the date of this filing.  Factors or events that could cause our actual results to differ may emerge from time to time and it is not possible for us to predict all of them.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements as a result of new information, future events, or otherwise.

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

Our Credit Agreement became effective on June 30, 2015.  The Credit Agreement consists of a senior secured term loan facility in the amount of $200 million and a senior secured revolving facility in the amount of $125 million.

Interest payable on both the term loan facility and revolving facility is based on a variable interest rate.  As a result, we are exposed to market risks related to fluctuations in interest rates on our outstanding indebtedness.  Based on the current interest rate of 1.95 percent under the senior secured term loan facility, a 100 basis point increase in the interest rate would result in a $1.8 million increase in our annualized interest expense.  There was no outstanding balance under the revolving facility as of June 30, 2016.

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2016, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  We continue to review and document our internal controls over financial reporting and may, from time to time, make changes aimed at enhancing their effectiveness.

PART II – OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

None.

Item 1A.  RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K as filed with the SEC on March 3, 2016.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding the repurchase of our common stock for the three months ended June 30, 2016, in thousands, except share and per share data:

Period	Total Number of Shares Purchased	Average Price Paid per Common Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
April 1, 2016 - April 30, 2016	18,300	$29.55	18,300	$47,921
May 1, 2016 - May 31, 2016	33,840	$34.85	33,840	$46,741
June 1, 2016 - June 30, 2016	47,884	$35.57	47,884	$45,038
Total	100,024	$34.23	100,024

(a)

On March 1, 2016, our Board of Directors authorized a share repurchase program, which we publicly announced on March 3, 2016 (the “Share Repurchase Program”), pursuant to which we may purchase up to $50 million of our common stock.  The Share Repurchase program does not obligate us to purchase any shares and expires February 28, 2017.  The Share Repurchase Program may be terminated, increased, or decreased by our Board of Directors at its discretion at any time.

During the three months ended June 30, 2016, we repurchased 100,024 shares of our common stock for approximately $3.4 million under the $50 million Share Repurchase Program.  All repurchases were made using cash resources.  Our common stock repurchases occurred on the open market pursuant to a Rule 10b5-1 plan.  Excluded from this disclosure are shares repurchased to settle statutory employee tax withholding related to the vesting of stock awards and exercise of options.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

Item 5.  OTHER INFORMATION

None

Item 6.  EXHIBITS

The Exhibits listed on the accompanying Index to Exhibits are filed or furnished (as noted on such Index) as part of this Form 10-Q and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOPBUILD CORP.

By:	/s/ John S. Peterson
Name:	John S. Peterson
Title:	Vice President and Chief Financial Officer

August 4, 2016

INDEX TO EXHIBITS

		Incorporated By Reference			Filed
Exhibit No.	Exhibit Title	Form	Exhibit	Filing Date	Herewith

10.1	1st Amendment to Credit Agreement, dated May 9, 2016, among TopBuild Corp. and PNC Bank, National Association, as administrative agent, and the other lenders and agents party thereto.	10-Q	10.1	5/11/2016

10.2	Amended and Restated TopBuild Corp. 2015 Long Term Stock Incentive Plan ("A&R LTIP").	10-Q	10.2	5/11/2016

10.3	Form of Restricted Stock Award ("RSA") Agreement under A&R LTIP.				X

10.4	Form of Performance RSA Agreement (EPS) under A&R LTIP.				X

10.5	Form of Performance RSA Agreement (RTSR) under A&R LTIP.				X

10.6	Form of Option Award Agreement under A&R LTIP.				X

10.7	Form of RSA Agreement for Non-Employee Director under A&R LTIP.				X

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

†Furnished herewith.