Form 10-Q
period 2016-09-30
TopBuild Corp
filed 2016-11-09
CIK 1633931

UNITED STATES

SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                 ☐ Yes            ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at November 4, 2016
Common stock, par value $0.01 per share	38,042,282

TOPBUILD CORP.

PART I – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

TOPBUILD CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands except share data)

	As of
	September 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$104,497	$112,848
Receivables, net of an allowance for doubtful accounts of $3,607 and $3,399 at September 30, 2016 and December 31, 2015, respectively	265,655	235,549
Inventories, net	105,829	118,701
Prepaid expenses and other current assets	16,425	13,263
Total current assets	492,406	480,361

Property and equipment, net	91,992	93,066
Goodwill	1,045,058	1,044,041
Other intangible assets, net	2,838	1,987
Deferred tax assets, net	20,549	20,549
Other assets	3,620	2,245
Total assets	$1,656,463	$1,642,249

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$217,931	$253,311
Current portion of long-term debt	20,000	15,000
Accrued liabilities	73,524	58,369
Total current liabilities	311,455	326,680

Long-term debt	163,714	178,457
Deferred tax liabilities, net	181,730	181,254
Long-term portion of insurance reserves	39,555	39,655
Other liabilities	436	474
Total liabilities	696,890	726,520

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value: 10,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value: 250,000,000 shares authorized; 38,515,609 issued and 38,174,109 outstanding at September 30, 2016, and 38,217,647 shares issued and outstanding at December 31, 2015	385	377
Treasury stock, 341,500 shares at September 30, 2016, at cost	(11,377)	—
Additional paid-in capital	842,890	838,976
Retained earnings	127,675	76,376
Total equity	959,573	915,729
Total liabilities and equity	$1,656,463	$1,642,249

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands except per common share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	$453,102	$427,888	$1,298,715	$1,190,109
Cost of sales	344,963	333,886	1,003,433	936,601
Gross profit	108,139	94,002	295,282	253,508

Selling, general, and administrative expense	69,038	63,811	209,623	212,974
Operating profit	39,101	30,191	85,659	40,534

Other income (expense), net:
Interest expense	(1,271)	(1,576)	(4,315)	(7,893)
Other, net	65	10	201	14
Other expense, net	(1,206)	(1,566)	(4,114)	(7,879)
Income from continuing operations before income taxes	37,895	28,625	81,545	32,655

Income tax expense from continuing operations	(13,329)	(12,001)	(30,246)	(13,201)
Income from continuing operations	24,566	16,624	51,299	19,454

Loss from discontinued operations, net	—	—	—	(234)
Net income	$24,566	$16,624	$51,299	$19,220

Income (loss) per common share:
Basic:
Income from continuing operations	$0.65	$0.44	$1.36	$0.52
Loss from discontinued operations, net	—	—	—	(0.01)
Net income	$0.65	$0.44	$1.36	$0.51

Diluted:
Income from continuing operations	$0.65	$0.44	$1.35	$0.52
Loss from discontinued operations, net	—	—	—	(0.01)
Net income	$0.65	$0.44	$1.35	$0.51

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2016	2015
Net Cash Provided by (Used in) Operating Activities:
Net income	$51,299	$19,220
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,923	9,070
Share-based compensation	5,743	3,151
Loss on sale or abandonment of property and equipment	2,399	2,265
Amortization of debt issuance costs	257	86
Provision for bad debt expense	2,696	2,658
Loss from inventory obsolescence	970	1,194
Deferred income taxes, net	476	5,401
Changes in certain assets and liabilities:
Receivables, net	(32,294)	(29,729)
Inventories, net	12,103	2,378
Prepaid expenses and other current assets	(3,162)	(2,908)
Accounts payable	(35,023)	10,146
Long-term portion of insurance reserves	(1,599)	1,211
Accrued liabilities	15,159	18,983
Other, net	(13)	20
Net cash provided by operating activities	27,934	43,146

Cash Flows Provided by (Used in) Investing Activities:
Purchases of property and equipment	(10,083)	(10,589)
Acquisition of a business	(3,476)	—
Proceeds from sale of property and equipment	379	771
Other, net	93	500
Net cash used in investing activities	(13,087)	(9,318)

Cash Flows Provided by (Used in) Financing Activities:
Net transfer (to) from Former Parent	(153)	75,935
Cash distribution paid to Former Parent	—	(200,000)
Proceeds from issuance of long-term debt	—	200,000
Repayment of long-term debt	(10,000)	(2,500)
Payment of debt issuance costs	—	(1,715)
Taxes withheld and paid on employees' equity awards	(1,668)	(171)
Repurchase of shares of common stock	(11,377)	—
Net cash (used in) provided by financing activities	(23,198)	71,549

Cash and Cash Equivalents
(Decrease) increase for the period	(8,351)	105,377
Beginning of year	112,848	2,965
End of period	$104,497	$108,342

Supplemental disclosure of noncash investing activities:
Accruals for property and equipment	$110	$—

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

(In thousands except share data)

	Common	Treasury	Additional		Former
	Stock	Stock	Paid-in	Retained	Parent
	($0.01 par value)	at cost	Capital	Earnings	Investment	Equity
Balance at December 31, 2014	$—	$—	$—	$—	$952,291	$952,291
Net income	—	—	—	16,624	2,596	19,220
Separation-related adjustments	—	—	—	—	(120,854)	(120,854)
Reclassification of Former Parent investment in connection with the Separation	—	—	834,033	—	(834,033)	—
Issuance of common stock at Separation	377	—	(377)	—	—	—
Share-based compensation	—	—	1,315	—	—	1,315
Balance at September 30, 2015	$377	$—	$834,971	$16,624	$—	$851,972

Balance at December 31, 2015	$377	$—	$838,976	$76,376	$—	$915,729
Net income	—	—	—	51,299	—	51,299
Separation-related adjustments	—	—	(153)	—	—	(153)
Share-based compensation	—	—	5,743	—	—	5,743
Issuance of restricted share awards under long-term equity incentive plan	8	—	(8)	—	—	—
Repurchase of 341,500 shares of common stock pursuant to Share Repurchase Program	—	(11,377)	—	—	—	(11,377)
61,906 shares of common stock withheld to pay taxes on employees' equity awards	—	—	(1,668)	—	—	(1,668)
Balance at September 30, 2016	$385	$(11,377)	$842,890	$127,675	$—	$959,573

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. BASIS OF PRESENTATION

On June 30, 2015 (the “Effective Date”), Masco Corporation (“Masco” or the “Former Parent”) completed the separation (the “Separation”) of its Installation and Other Services businesses (the “Services Business”) from its other businesses.  On the Effective Date, TopBuild Corp., a Delaware corporation formed in anticipation of the Separation (“TopBuild” or the “Company”), became an independent public company which holds, through its consolidated subsidiaries, the assets and liabilities of the Services Business.  The Separation was achieved through the distribution of 100 percent of the outstanding capital stock of TopBuild to holders of Masco common stock.  References to “TopBuild,” the “Company,” “we,” “our,” and “us” refer to TopBuild Corp. and its consolidated subsidiaries.

These condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Prior to the Separation, the consolidated financial statements of TopBuild were prepared on a stand-alone basis and reflected the historical results of operations, financial position, and cash flows of the Services Business, including an allocable portion of corporate costs.

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

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to state fairly our financial position as of September 30, 2016, our results of operations for the three and nine months ended September 30, 2016 and 2015, and cash flows for the nine months ended September 30, 2016 and 2015.  The Condensed Consolidated Balance Sheet at December 31, 2015, was derived from our audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (“U.S. GAAP”).

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

The accompanying condensed consolidated financial statements for the periods prior to the Separation include allocations of general corporate expenses incurred by Masco for functions such as corporate human resources, finance, and legal, including salaries, benefits, and other related costs.  These general corporate expenses were allocated to TopBuild on the basis of sales.  Total allocated general corporate costs were $13.6 million for the six months ended June 30, 2015.  These costs were included in selling, general, and administrative expenses.

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Prior to the Separation, Masco incurred certain operating expenses on behalf of the Services Business that were allocated to TopBuild based on direct benefit or usage.  These allocated operating expenses were $5.6 million for the six months ended June 30, 2015.  These costs were included in selling, general, and administrative expenses.  An estimate of these operating expenses was allocated to each of TopBuild’s reporting segments based on a percentage of sales.

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

During the quarter ended March 31, 2015, we identified an error related primarily to the misallocation of a favorable legal settlement to general corporate expenses of TopBuild in the fourth quarter of 2014.  The impact of the error understated the allocation of corporate expenses reported as selling, general, and administrative expense and overstated operating profit by $1.9 million.  The error was not considered material to the previously reported 2014 financial statements.  The Company recorded the correction of the error by an out-of-period adjustment in the first quarter of 2015, which is therefore reflected in the nine months ended September 30, 2015, Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows.

Business Combinations.  The purchase price for business combinations is allocated to the estimated fair values of acquired tangible and intangible assets, including goodwill, and assumed liabilities, where applicable.  Additionally, we recognize customer relationships, trademarks and trade names, and non-competition agreements as identifiable intangible assets.  These assets are recorded at fair value as of the transaction date.  The fair value of these intangible assets is determined primarily using the income approach and using current industry information.  Goodwill is recorded when consideration transferred exceeds the fair value of identifiable assets and liabilities.  Measurement-period adjustments are recorded in the period they occur.

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

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Recently Issued Accounting Pronouncements:    In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new standard for revenue recognition, Accounting Standards Codification 606 (“ASC 606”).  The purpose of ASC 606 is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability across industries.  ASC 606 is effective for us for annual periods beginning January 1, 2018.  We are currently evaluating the impact the adoption of this new standard will have on our financial position and results of operations.

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

In June 2016, the FASB issued Accounting Standards Update 2016-13 (“ASU 2016-13”), “Financial Instruments - Credit Losses” (“ASU 2016-13”).  This guidance introduces a current expected credit loss (“CECL”) model for the recognition of impairment losses on financial assets, including trade receivables.  The CECL model replaces current GAAP’s incurred loss model.  Under CECL, companies will record an allowance through current earnings for the expected credit loss for the life of the financial asset upon initial recognition of the financial asset.  This update is effective for us at the beginning of 2020 with early adoption permitted at the beginning of 2019.  We have not yet selected an adoption date and we are currently evaluating the effect on our financial position and results of operations.

In August 2016, the FASB issued Accounting Standards Update 2016-15 (“ASU 2016-15”) “Classification of Certain Cash Receipts and Cash Payments,” an amendment to existing guidance on presentation and classification of certain cash receipts and cash payments in the statement of cash flows.  This guidance is intended to reduce diversity in the classification of transactions related to debt prepayment or debt extinguishment costs, zero-coupon debt instrument settlements, contingent consideration payments made after a business combination, insurance claim settlements and corporate-owned life insurance settlements, distributions from equity method investments and beneficial interests in securitization transactions.  This guidance is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted.  We have not yet selected an adoption date and we are currently evaluating the effect on our financial statements.

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In March 2016, the FASB issued Accounting Standards Update 2016-09 (“ASU 2016-09”), “Improvements to Employee Share-Based Payment Accounting.”  This update is intended to simplify several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.  This update is effective for annual and interim periods beginning after December 15, 2016, and early adoption is permitted.  We elected to early adopt the new guidance beginning in the third quarter of 2016.

Summary of Change in ASU 2016-09	Accounting Policy & Impact on Condensed Consolidated Financial Statements

All excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur.

For the third quarter of 2016, we have reported excess tax benefits and deficiencies as a component of income tax expense in our Condensed Consolidated Statements of Operations.  Because we have not previously recorded excess tax benefits or deficiencies due to materiality, there is no impact on our prior-period condensed consolidated financial statements as a result of this adoption.

Excess tax benefits should be classified along with other income tax cash flows as an operating activity.

For the third quarter of 2016, we have reported excess tax benefits as a component of operating cash flows in our Condensed Consolidated Statements of Cash Flows.  Because we have not previously recorded excess tax benefits due to materiality, there is no impact on our prior-period condensed consolidated financial statements as a result of this change.

An entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur.	Because of our limited forfeiture experience, we have accounted for forfeitures in the period they occur and will continue to do so under ASU 2016-09.
The threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates in the applicable jurisdictions.

We may consider withholding taxes at a rate in excess of the minimum statutory rates if permitted by any applicable long-term share-based incentive plan.  We classify all share-based awards as equity.  This change has no impact on our prior-period condensed consolidated financial statements.

Cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity.

We have historically reported shares withheld for tax-withholding in the financing activities section under the caption "Taxes withheld and paid on employees' equity awards" in our Condensed Consolidated Statements of Cash Flows.  This change has no impact on our prior-period condensed consolidated financial statements.

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3. GOODWILL AND OTHER INTANGIBLES

Changes in the carrying amount of goodwill for the nine months ended September 30, 2016, by segment, were as follows, in thousands:

	Gross Goodwill		Gross Goodwill	Accumulated	Net Goodwill
	at		at	Impairment	at
	December 31, 2015	Additions	September 30, 2016	Losses	September 30, 2016
Installation	$1,389,775	$1,017	$1,390,792	$(762,021)	$628,771
Distribution	416,287	—	416,287	—	416,287
Total	$1,806,062	$1,017	$1,807,079	$(762,021)	$1,045,058

Other intangible assets, net includes customer relationships, non-compete agreements, and trademarks.  The following table sets forth our other intangible assets as of September 30, 2016, and December 31, 2015, in thousands:

	As of
	September 30,	December 31,
	2016	2015
Gross definite-lived intangible assets	$20,932	$19,472
Accumulated amortization	(18,501)	(17,892)
Net definite-lived intangible assets	2,431	1,580
Indefinite-lived intangible assets not subject to amortization	407	407
Other intangible assets, net	$2,838	$1,987

4. DEPRECIATION AND AMORTIZATION

The following table sets forth our depreciation and amortization expense, which is reflected in cost of sales and selling, general, and administrative expense in our Condensed Consolidated Statements of Operations, for the three and nine months ended September 30, 2016 and 2015, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Depreciation	$2,809	$2,709	$8,314	$8,317
Amortization	206	221	609	753
Total	$3,015	$2,930	$8,923	$9,070

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Senior secured term loan facility (original borrowing)	$200,000
Additional term loan and/or revolver capacity available under incremental facility*	$100,000
Interest rate as of September 30, 2016	2.02%
Scheduled maturity date	6/30/2020

Senior secured revolving credit facility ("Revolving Facility")	$125,000
Sublimit for issuance of letters of credit under Revolving Facility**	$100,000
Sublimit for swingline loans under Revolving Facility**	$15,000

* Subject to certain conditions (including existing or new lenders providing commitments in respect of such additional borrowing capacity).

** Use of the sublimits for the issuance of letters of credit and swingline loans reduces the availability under the Revolving Facility.

The following table sets forth our remaining principal payments for the following five years as of September 30, 2016, in thousands:

Future Principal
Payments
Schedule of Debt Maturity by Years:
2016	$5,000
2017	20,000
2018	20,000
2019	25,000
2020	115,000
Total principal maturities	$185,000

The following table reconciles the principal balance of our long-term debt to our Condensed Consolidated Balance Sheets, in thousands:

	As of
	September 30,	December 31,
	2016	2015
Current portion of long-term debt	$20,000	$15,000
Long-term portion of long-term debt	165,000	180,000
Unamortized debt issuance costs	(1,286)	(1,543)
Long-term debt	$183,714	$193,457

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company has outstanding standby letters of credit that secure our financial obligations related to our workers compensation, general insurance, and auto liability programs.  These standby letters of credit reduce the availability under the Revolving Facility.  The following table summarizes our availability under the Revolving Facility, in thousands:

	As of
	September 30,	December 31,
	2016	2015
Revolving Facility	$125,000	$125,000
Less: standby letters of credit	(49,080)	(55,096)
Capacity under Revolving Facility	$75,920	$69,904

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

The following table outlines the key financial covenants effective for the period covered by this report:

	September 30,	December 31,
	2016	2015
Maximum net leverage ratio	3.25:1.00	3.50:1.00
Minimum fixed charge coverage ratio	1.10:1.00	1.10:1.00
Compliance as of period end	In Compliance	In Compliance

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

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. SEGMENT INFORMATION

The following table sets forth our net sales and operating results by segment, in thousands:

	Three Months Ended September 30,
	2016	2015	2016	2015
	Net Sales		Operating Profit (2)
Our operations by segment were (1):
Installation	$300,005	$279,809	$32,196	$20,678
Distribution	174,123	170,881	15,536	16,909
Intercompany eliminations and other adjustments (3)	(21,026)	(22,802)	(3,665)	(3,001)
Total	$453,102	$427,888	44,067	34,586
General corporate expense, net (4)			(4,966)	(4,395)
Operating profit, as reported			39,101	30,191
Other expense, net			(1,206)	(1,566)
Income from continuing operations before income taxes			$37,895	$28,625

	Nine Months Ended September 30,
	2016	2015	2016	2015
	Net Sales		Operating Profit (2)
Our operations by segment were (1):
Installation	$860,924	$778,469	$68,499	$26,713
Distribution	499,268	476,333	43,416	40,183
Intercompany eliminations and other adjustments (3)	(61,477)	(64,693)	(10,540)	(8,340)
Total	$1,298,715	$1,190,109	101,375	58,556
General corporate expense, net (4)			(15,716)	(18,022)
Operating profit, as reported			85,659	40,534
Other expense, net			(4,114)	(7,879)
Income from continuing operations before income taxes			$81,545	$32,655

(1)	All of our operations are located in the United States.

(2)

Segment operating profit for the three and nine months ended September 30, 2016, includes an allocation of general corporate expenses attributable to the operating segments which is based on direct benefit or usage (such as salaries of corporate employees who directly support the segment).  Segment operating profit for the three and nine months ended September 30, 2015, includes an estimate of general corporate expense calculated based on a percentage of sales.  For the three and nine months ended September 30, 2015, the $1.3 million and $5.1 million differences, respectively, between estimated expense and actual corporate expense is recorded in intercompany eliminations and other adjustments.

(3)

Intercompany eliminations include the elimination of intercompany profit of $3.7 million and $4.2 for the three months ended September 30, 2016 and 2015, respectively, and $10.5 million and $11.6 million for the nine months ended September 30, 2016 and 2015, respectively.  Other adjustments primarily include differences between estimated and actual corporate costs allocated to the segments for the three and nine months ended September 30, 2015, as noted in footnote (2) above.

(4)

General corporate expense, net included expenses not specifically attributable to our segments for functions such as corporate human resources, finance, and legal, including salaries, benefits, and other related costs.

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

8. OTHER COMMITMENTS AND CONTINGENCIES

Litigation.  We are subject to claims, charges, litigation, and other proceedings in the ordinary course of our business, including those arising from or related to contractual matters, intellectual property, personal injury, environmental matters, product liability, product recalls, construction defects, insurance coverage, personnel and employment disputes, antitrust, and other matters, including class actions.  We believe we have adequate defenses in these matters and we do not believe that the ultimate outcome of these matters will have a material adverse effect on us.  However, there is no assurance that we will prevail in these matters, and we could in the future incur judgments, enter into settlements of claims, or revise our expectations regarding the outcome of these matters, which could materially impact our liquidity and our results of operations.

Other Matters.  We enter into contracts, which include customary indemnities that are standard for the industries in which we operate.  Such indemnities include, among other things, customer claims against builders for issues relating to our products and workmanship.  In conjunction with divestitures and other transactions, we occasionally provide customary indemnities relating to various items including, among others: the enforceability of trademarks; legal and environmental issues; and asset valuations.  We evaluate the probability that we may incur liabilities under these customary indemnities and appropriately record an estimated liability when deemed probable.

We occasionally use performance bonds to ensure completion of our work on certain larger customer contracts that can span multiple accounting periods.  Performance bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed.  Other types of bonds outstanding were principally license and insurance related.

9. INCOME TAXES

Our effective tax rates were 35.2 percent and 37.1 percent for the three and nine months ended September 30, 2016, respectively.  The effective tax rates for the three and nine months ended September 30, 2015, were 41.9 percent and 40.4 percent, respectively.  The 2016 rates are lower due to an increase in the estimate of the Domestic Production Activities Deduction and some discrete items recorded in the quarter including a benefit from the adoption of the new stock compensation rules and from return to accrual adjustments for tax returns filed related to 2015.  The higher rates in 2015 were primarily due to decreases in our valuation allowance offset by increases in the Company’s current U.S. federal tax resulting from the use of our federal net operating loss carryforward by Masco.

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

During the third quarter of 2016, we recorded return to provision adjustments for tax returns filed related to 2015 tax year.

We early adopted ASU 2016-09 in the third quarter of 2016.  As a result, a tax benefit of $0.5 million related to share-based compensation was recognized in our Condensed Consolidated Statements of Operations as a discrete item in income tax expense.

In the fourth quarter of 2015, we released all but $0.8 million of our valuation allowance against U.S. Federal and certain state deferred tax assets, due primarily to a return to sustainable operating profitability.

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Basic and diluted income (loss) per share were computed as follows, in thousands, except share and per share amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Income from continuing operations	$24,566	$16,624	$51,299	$19,454
Loss from discontinued operations, net	—	—	—	(234)
Net income - basic and diluted	$24,566	$16,624	$51,299	$19,220

Weighted average number of common shares outstanding - basic	37,599,137	37,681,765	37,683,764	37,672,570

Dilutive effect of common stock equivalents:
RSAs with service-based conditions	234,699	201,619	174,928	67,963
RSAs with market-based conditions	37,031	—	31,808	—
RSAs with performance-based conditions	—	—	—	—
Stock options	81,466	24,400	52,040	8,223

Weighted average number of common shares outstanding - diluted	37,952,333	37,907,784	37,942,540	37,748,756

Basic income (loss) per common share:
Income from continuing operations	$0.65	$0.44	$1.36	$0.52
Loss from discontinued operations, net	—	—	—	(0.01)
Net income	$0.65	$0.44	$1.36	$0.51

Diluted income (loss) per common share:
Income from continuing operations	$0.65	$0.44	$1.35	$0.52
Loss from discontinued operations, net	—	—	—	(0.01)
Net income	$0.65	$0.44	$1.35	$0.51

The following table summarizes shares excluded from the calculation of diluted income (loss) per share because their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Anti-dilutive common stock equivalents:
RSAs with service-based conditions	11,812	29,475	41,261	9,933
RSAs with market-based conditions	—	—	8,431	—
RSAs with performance-based conditions	—	—	—	—
Stock options	418,517	246,126	449,332	82,944
Total anti-dilutive common stock equivalents:	430,329	275,601	499,024	92,877

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

11. SHARE-BASED COMPENSATION

Prior to the Separation, our eligible employees participated in the Masco share-based compensation program and received RSAs and Options.  Effective July 1, 2015, our eligible employees currently participate in the 2015 TopBuild Long-Term Incentive Plan, as amended from time to time (the “2015 Plan”).  The 2015 Plan authorizes the Board of Directors to grant stock options, stock appreciation rights, restricted shares, restricted share units, performance awards, and dividend equivalents.  All grants are made by issuing new shares and no more than 4.0 million shares of common stock may be issued under the 2015 Plan.  As of September 30, 2016, we had 2.4 million shares available under the 2015 Plan.

Prior to the Separation, share-based compensation expense was allocated to TopBuild based on the awards and options previously granted by Masco to TopBuild employees.  Outstanding, unvested Masco RSAs and Options held by employees of TopBuild as of June 30, 2015, were forfeited upon Separation and replaced with TopBuild long-term incentive awards, issued under the 2015 Plan, immediately subsequent to the Separation.  The replacement awards are subject to the same terms and conditions in effect prior to the Separation and are of generally equivalent value.

Share-based compensation expense is included in selling, general, and administrative expense.  The income tax effect associated with award vestings is included income tax expense.  The following table presents the amounts recognized in our Condensed Consolidated Statements of Operations, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Share-based compensation expense	$2,038	$1,485	$5,743	$3,151
Income tax benefit realized from award vestings	$511	$—	$511	$—

The following table presents a summary of our share-based compensation activity for the nine months ended September 30, 2016, in thousands, except per share amounts:

	Restricted Share Awards		Stock Options
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance December 31, 2015	586.6	$21.97	387.6	$9.35	$24.03	$2,611.7
Granted	340.9	$28.99	409.3	$10.20	$26.30
Converted/Exercised	(205.8)	$21.17	(3.7)	$10.35	$26.81	$37.3
Forfeited	(32.9)	$25.45	(34.9)	$10.28	$26.58
Balance September 30, 2016	688.8	$25.51	758.3	$9.76	$25.13	$6,122.5

Exercisable September 30, 2016 (1)			113.9	$8.08	$20.65	$1,429.2

(1)	The weighted average remaining contractual term for vested options is 6.8 years.

As of September 30, 2016, we had unrecognized share-based compensation expense relating to unvested awards as shown in the following table, dollars in thousands:

	As of September 30, 2016
	Unrecognized Compensation Expense on Unvested Awards	Weighted Average Remaining Vesting Period
Restricted stock awards	$13,703	1.8 years
Stock options	5,447	1.9 years
Total unrecognized compensation expense related to unvested awards	$19,150

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Our RSAs with performance-based conditions are evaluated on a quarterly basis with adjustments to compensation expense based on the likelihood of the performance target being achieved or exceeded.  The following table shows the range of payouts and the related expense for our outstanding RSAs with performance-based conditions, in thousands:

		Payout Ranges and related expense
RSAs with performance-based conditions	Grant Date Fair Value	0%	25%	100%	200%
February 22, 2016	$2,251	$—	$563	$2,251	$4,502

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

The fair values of stock options granted under the 2015 Plan were calculated using the Black-Scholes Options Pricing Model.  The following table presents the assumptions used to estimate the fair values of options granted in 2016 and 2015:

	2016	2015
Risk free interest rate	1.51%	1.82%
Expected volatility, using historical return volatility and implied volatility	38.00%	37.00%
Expected life (in years)	6.00	6.00
Dividend yield	0.00%	0.00%
Estimated fair value of options granted	$10.20	$10.44

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

The following table sets forth our share repurchases under the Share Repurchase Program:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2016	2016
Number of shares purchased	188,068	341,500
Share repurchase cost (in thousands)	$6,415	$11,377
Average price per share	$34.11	$33.32

13.  BUSINESS COMBINATIONS

On August 16, 2016, we acquired substantially all of the assets of Valley Insulation, Inc. (“Valley”), a Virginia-based residential insulation installer.  The purchase price consisted of cash, funded by operations, of approximately $3.5 million.  The Valley acquisition is immaterial to the Company’s financial position and results of operations.

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

14.  CLOSURE COSTS

We continuously evaluate our national footprint to ensure we are strategically located throughout the U.S. to serve our customers and position ourselves for continued growth.  As a result of this evaluation, management approved a plan to close 13 locations within our Installation and Distribution segments during the first half of 2016.  In conjunction with this evaluation, we eliminated certain positions at our corporate headquarters located in Daytona Beach, Florida.  We recognized expenses related to branch closures and position eliminations at the time of announcement or notification.  Such costs included termination and other severance benefits, lease abandonment costs, and other contract termination costs.  We incurred $0.9 million of closure and position elimination costs, primarily in our Installation segment, during the nine months ended September 30, 2016, related to this announcement.  Closure costs are reflected in our Condensed Consolidated Statements of Operations as selling, general, and administrative expense.  Remaining accrued closure costs of $0.1 million at September 30, 2016 are expected to be paid within the next three months.  Accrued closure costs are reflected in our Condensed Consolidated Balances sheets as accrued liabilities.

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

We operate in two segments:  Installation (TruTeam) and Distribution (Service Partners).  Through our Installation segment, we provide insulation installation services nationwide through our TruTeam contractor services business which has over 170 branches located in 41 states.  We install various insulation applications, including fiberglass batts and rolls, blown-in loose fill fiberglass, blown-in loose fill cellulose, and polyurethane spray foam.  Additionally, we install other building products, including rain gutters garage doors, fireplaces, shower enclosures, and closet shelving.  We handle every stage of the installation process, including material procurement supplied by leading manufacturers, project scheduling and logistics, multi-phase professional installation, and installation quality assurance.

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

THIRD QUARTER 2016 AND THE FIRST NINE MONTHS 2016 VERSUS THIRD QUARTER 2015 AND THE FIRST NINE MONTHS 2015

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

The following table sets forth our net sales, gross profit, operating profit, and margins, as reported in our Consolidated Statements of Operations, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	$453,102	$427,888	$1,298,715	$1,190,109
Cost of sales	344,963	333,886	1,003,433	936,601
Cost of sales ratio	76.1%	78.0%	77.3%	78.7%

Gross profit	108,139	94,002	295,282	253,508
Gross profit margin	23.9%	22.0%	22.7%	21.3%

Selling, general, and administrative expense	69,038	63,811	209,623	212,974
Selling, general, and administrative expense to sales ratio	15.2%	14.9%	16.1%	17.9%

Operating profit	39,101	30,191	85,659	40,534
Operating profit margin	8.6%	7.1%	6.6%	3.4%

Other expense, net	(1,206)	(1,566)	(4,114)	(7,879)
Income tax expense from continuing operations	(13,329)	(12,001)	(30,246)	(13,201)
Income from continuing operations	$24,566	$16,624	$51,299	$19,454
Net margin on continuing operations	5.4%	3.9%	3.9%	1.6%

We report our financial results in accordance with generally accepted accounting principles (“GAAP”) in the United States.  However, we believe that certain non-GAAP performance measures and ratios used in managing our business may provide users of this financial information with additional meaningful comparisons between current results and results in prior periods.  Non-GAAP performance measures and ratios should be viewed in addition to, and not as an alternative for, our financial results reported in accordance with GAAP.

Sales and Operations

Net sales increased 5.9 percent for the three months ended September 30, 2016, from the comparable period of 2015.  The increase was principally driven by overall increased sales volume and overall increased selling prices.  Our sales benefited primarily from the overall continued improvement in the housing market, as well as continued focus on organically growing our residential and commercial activity.

Net sales increased 9.1 percent for the nine months ended September 30, 2016, from the comparable period of 2015.  The increase was principally driven by overall increased sales volume and overall increased selling prices.  Our sales benefited primarily from the overall continued improvement in the housing market, as well as continued focus on organically growing our residential and commercial activity.

Our gross profit margin was 23.9 percent and 22.0 percent for the three months ended September 30, 2016 and 2015, respectively.  Gross profit margin was positively impacted by favorable leverage on overall higher sales volume, overall increased selling prices, lower material cost, and improved labor productivity.

Our gross profit margin was 22.7 percent and 21.3 percent for the nine months ended September 30, 2016 and 2015, respectively.  Gross profit margin was positively impacted by favorable leverage on overall higher sales volume, overall increased selling prices, lower material cost, and improved labor productivity.

Selling, general, and administrative expense, as a percent of sales, was 15.2 percent and 14.9 percent for the three months ended September 30, 2016 and 2015, respectively.  Increased selling, general, and administrative expense as a percent of sales was a result of higher bonus expense and share-based compensation expense, partially offset by lower rationalization charges.

Selling, general, and administrative expense, as a percent of sales, was 16.1 percent and 17.9 percent for the nine months ended September 30, 2016 and 2015, respectively.  Reduced selling, general, and administrative expense as a percent of sales was a result of lower corporate expenses, increased sales volume, benefits associated with cost savings initiatives, and lower rationalization charges related to our spin-off from Masco, partially offset by higher bonus and share-based compensation expense, as well as closure costs discussed below.  Selling, general, and administrative expense for the nine months ended September 30, 2015, included allocations of Masco general corporate expenses of $13.6 million incurred prior to the Separation.

Operating margins were 8.6 percent and 7.1 percent for the three months ended September 30, 2016 and 2015, respectively.  Operating margins before general corporate expenses were 9.7 percent and 8.1 percent for the three months ended September 30, 2016 and 2015, respectively.  Operating margins were positively impacted by overall increased  sales volume, overall increased selling prices, lower material cost, lower corporate expenses, lower rationalization charges, and benefits associated with cost savings initiatives, partially offset by higher bonus and share-based compensation expense.

Operating margins were 6.6 percent and 3.4 percent for the nine months ended September 30, 2016 and 2015, respectively.  Operating margins before general corporate expenses were 7.8 percent and 4.9 percent for the nine months ended September 30, 2016 and 2015, respectively.  Changes in operating margins were positively impacted by increased sales volume, overall increased selling prices, lower material cost, lower corporate expenses, lower rationalization charges, and benefits associated with cost savings initiatives, partially offset by higher bonus and share-based compensation expense, and closure costs discussed below.

Closure and Related Costs

We incurred expense of $0.9 million during the nine months ended September 30, 2016, related to the closure of 13 locations within our Installation and Distribution segments and the elimination of certain positions at our corporate headquarters.

Business Segment Results

The following table sets forth our net sales and operating profit margins by business segment, in thousands:

	Three Months Ended September 30,
	2016	2015	Percent Change
Sales by business segment:
Installation	$300,005	$279,809	7.2%
Distribution	174,123	170,881	1.9%
Intercompany eliminations and other adjustments	(21,026)	(22,802)
Net sales	$453,102	$427,888	5.9%

Operating profit by business segment:
Installation	$32,196	$20,678	55.7%
Distribution	15,536	16,909	(8.1)%
Intercompany eliminations and other adjustments	(3,665)	(3,001)
Operating profit before general corporate expense	44,067	34,586	27.4%
General corporate expense, net	(4,966)	(4,395)
Operating profit	$39,101	$30,191	29.5%

Operating profit margins:
Installation	10.7%	7.4%
Distribution	8.9%	9.9%
Operating profit margin before general corporate expense	9.7%	8.1%
Operating profit margin	8.6%	7.1%

	Nine Months Ended September 30,
	2016	2015	Percent Change
Sales by business segment:
Installation	$860,924	$778,469	10.6%
Distribution	499,268	476,333	4.8%
Intercompany eliminations and other adjustments	(61,477)	(64,693)
Net sales	$1,298,715	$1,190,109	9.1%

Operating profit by business segment:
Installation	$68,499	$26,713	156.4%
Distribution	43,416	40,183	8.0%
Intercompany eliminations and other adjustments	(10,540)	(8,340)
Operating profit before general corporate expense	101,375	58,556	73.1%
General corporate expense, net	(15,716)	(18,022)
Operating profit	$85,659	$40,534	111.3%

Operating profit margins:
Installation	8.0%	3.4%
Distribution	8.7%	8.4%
Operating profit margin before general corporate expense	7.8%	4.9%
Operating profit margin	6.6%	3.4%

Installation

Sales

Sales in the Installation segment increased $20.2 million, or 7.2 percent, for the three months ended September 30, 2016, compared to the same period in 2015.  The increase in sales was primarily due to increased sales volume related to a higher level of activity in new home construction and an increased sales volume of commercial installation.  Sales also increased 2.7 percent due to increased selling prices.

Sales in the Installation segment increased $82.5 million, or 10.6 percent, for the nine months ended September 30, 2016, compared to the same period in 2015.  The increase in sales was primarily due to increased sales volume related to a higher level of activity in new home and commercial construction.  Sales also increased 3.1 percent due to increased selling prices.

Operating results

Operating margins in the Installation segment were 10.7 percent and 7.4 percent for the three months ended September 30, 2016 and 2015, respectively.  Operating margins were positively impacted by increased sales volume, higher selling prices,  and related absorption of fixed costs, lower material cost, as well as the benefits associated with cost savings initiatives, partially offset by increased legal expense and bonus expense.

Operating margins in the Installation segment were 8.0 percent and 3.4 percent for the nine months ended September 30, 2016 and 2015, respectively.  Operating margins were positively impacted by increased sales volume, higher selling prices, and related absorption of fixed costs, lower material cost, as well as the benefits associated with cost savings initiatives, and lower professional fees incurred related to the spin-off in the prior year, partially offset by higher insurance claims, increased legal expenses, increased bonus expense, and rationalization charges related to the closure costs noted above.

Distribution

Sales

Sales in the Distribution segment increased $3.2 million, or 1.9 percent, for the three months ended September 30, 2016, compared to the same period in 2015.  The increase was primarily due to increased sales volume related to a higher level of activity in new home construction.  Sales were partially offset by a 2.3 percent decrease in selling prices.

Sales in the Distribution segment increased $22.9 million, or 4.8 percent, for the nine months ended September 30, 2016, compared to the same period in 2015.  The increase in sales was primarily due to an increase in sales volume related to a higher level of activity in new home construction.  Sales were partially offset by a 2.1 percent decrease in selling prices.

Operating results

Operating margins in the Distribution segment were 8.9 percent and 9.9 percent for the three months ended September 30, 2016 and 2015, respectively.  Operating margins were negatively impacted by selling price degradation, partially offset by increased sales volume related to a higher level of activity in new home construction and lower material cost.

Operating margins in the Distribution segment were 8.7 percent and 8.4 percent for the nine months ended September 30, 2016 and 2015, respectively.  Operating margins were positively impacted by increased sales volume and related absorption of fixed costs, lower material cost, as well as benefits associated with cost savings initiatives, partially offset by selling price degradation.

OTHER ITEMS

Other expense, net

Other expense net, which primarily consisted of interest expense, was $1.2 million and $1.6 million for the three months ended September 30, 2016 and 2015, respectively.

Other expense net, which primarily consisted of interest expense, was $4.1 million and $7.9 million for the nine months ended September 30, 2016 and 2015, respectively.

For periods prior to the Separation, interest expense was allocated to us by Masco; as such, this expense is not indicative of our future interest expense.    Using our current interest rate of 2.02 percent as of September 30, 2016, our expected interest expense, including the amortization of debt issuance costs but excluding letter of credit costs, is estimated to be $1.0 million for the remaining three months of 2016.

Income tax expense from continuing operations

Income tax expense from continuing operations was $13.3 million, an effective tax rate (“ETR”) of 35.2 percent, for the three months ended September 30, 2016, compared to $12.0 million, an ETR of 41.9 percent, for the comparable period in 2015.  The 2016 rates are lower due to an increase in the estimate of the Domestic Production Activities Deduction and some discrete items recorded in the quarter including a benefit from the adoption of the new stock compensation rules and from return to accrual adjustments for tax returns filed related to 2015.    The higher 2015 rate was primarily due to decreases in our valuation allowance offset by increases in the Company’s current U.S. federal tax resulting from the use of our federal net operating loss carryforward by Masco.

Income tax expense from continuing operations was $30.2 million, an ETR of 37.1 percent, for the nine months ended September 30, 2016, compared to $13.2 million, an ETR of 40.4 percent, for the comparable period in 2015.  The higher 2015 rate was primarily due to the decrease in our valuation allowance offset by increases in the Company’s current U.S. federal tax resulting from the use of our federal net operating loss carryforward by Masco.

Cash Flows and Liquidity

Significant sources (uses) of cash and cash equivalents for the nine months ended September 30, 2016 and 2015, are summarized as follows, in thousands:

	Nine Months Ended September 30,
	2016	2015
Net cash provided by operating activities	$27,934	$43,146
Purchases of property and equipment	(10,083)	(10,589)
Acquisition of a business	(3,476)	—
Proceeds from sale of property and equipment	379	771
Other investing, net	93	500
Net transfer (to) from Former Parent	(153)	75,935
Cash distribution paid to Former Parent	—	(200,000)
Proceeds from issuance of long-term debt	—	200,000
Repayment of long-term debt	(10,000)	(2,500)
Taxes withheld and paid on employees' equity awards	(1,668)	(171)
Repurchase of shares of common stock	(11,377)	—
Payment of debt issuance costs	—	(1,715)
Cash and cash equivalents (decrease) increase	$(8,351)	$105,377

Working capital (receivables, net plus inventories, net less accounts payable) as a percentage of net sales for the trailing 12 months	8.9%	7.0%

Net cash flows provided by operating activities were $27.9 million and $43.2 million for the nine months ended September 30, 2016 and 2015, respectively.  The decrease was due to a lower level of accounts payable in the current year period resulting from temporary changes in timing and mix of supplier payments and the timing of purchases, which was partially offset by improved net income between the two periods.  As of September 30, 2016 and 2015, our working capital was 8.9 percent and 7.0 percent of net sales for the trailing twelve months, respectively.  Working capital increased $41.8 million to $153.6 million at September 30, 2016, compared to September 30, 2015.  The increase in working capital as a percentage of net sales for the trailing 12 months was primarily due to reduced accounts payable, partially offset by lower levels of net receivables and net inventory relative to the trailing 12 months net sales.

Net cash used in investing activities was $13.1 million for the nine months ended September 30, 2016, primarily comprised of $10.1 million for purchases of property and equipment and $3.5 million for the acquisition of substantially all of the assets of Valley Insulation, Inc., partially offset by $0.4 million of proceeds from the sale of property and equipment.  Net cash used in investing activities was $9.3 million for the nine months ended September 30, 2015, primarily comprised of $10.6 million for purchases of property and equipment, partially offset by $0.8 million of proceeds from the sale of property and equipment.

Net cash used in financing activities was $23.2 million for the nine months ended September 30, 2016, primarily comprised of $11.4 million of repurchases of our common stock related to our $50 million share repurchase program announced in March 2016, $10.0 million of repayments of our long-term debt, and $1.7 million of purchases of common stock for tax withholding obligations related to the vesting of share-based incentive awards during the nine months ended September 30, 2016.  Net cash provided by financing activities for the nine months ended September 30, 2015, was $71.5 million, primarily comprised of a $75.9 million transfer from Masco, partially offset by $2.5 million of repayments of our long-term debt and $1.7 million payment of debt issuance costs.  Financing activities for this period in 2015 also included $200 million of proceeds from the issuance of long term debt fully offset by a $200 million distribution to Masco in conjunction with the Separation.

Prior to the Separation, we largely funded our growth through cash provided by our operations, combined with support from Masco, through its operating cash flows, its long-term debt, and its issuance of securities in the financial markets.

In June 2015, we entered into the Credit Agreement with a bank group.  The Credit Agreement consists of a senior secured term loan facility of $200 million, which was used to finance a $200 million cash distribution to Masco in connection with the Separation, and a senior secured revolving credit facility which provides for borrowing and/or standby letter of credit issuances of up to $125 million.  Additional borrowing capacity under the credit facility may be accessed by the Company in an aggregate amount not to exceed $100 million, subject to certain conditions including existing or new lenders providing commitments in respect of such additional borrowing capacity.

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

The following table summarizes our liquidity, in thousands:

	As of
	September 30,	December 31,
	2016	2015
Cash and cash equivalents	$104,497	$112,848
Revolving Facility	125,000	125,000
Less: standby letters of credit	(49,080)	(55,096)
Capacity under Revolving Facility	75,920	69,904
Total liquidity	$180,417	$182,752

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

	As of
	September 30,	December 31,
	2016	2015
Performance bonds	$29,938	$19,475
Licensing, insurance, and other bonds	12,933	9,976
Total	$42,871	$29,451

OUTLOOK

In general, the residential and commercial new construction industries are continuing to recover.  Household formations and the available housing supply point towards continued growth in new home construction.  Increasing rental demand across multiple markets has led to an increase in multi-family housing construction and the demand for commercial space is also increasing.  However, residential construction activity remains below historical averages.  We believe a number of factors, including credit availability, student debt, labor availability, and attitudes towards home ownership will continue to cause volatility in the housing market.

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

FORWARD-LOOKING STATEMENTS

Statements contained in this report that reflect our views about our future performance constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by words such as “will,” “would,” “anticipate,” “expect,” “believe,” or “intend,” the negative of these terms, and similar references to future periods.  These views involve risks and uncertainties that are difficult to predict and, accordingly, our actual results may differ materially from the results discussed in our forward-looking statements.  We caution you against unduly relying on any of these forward-looking statements.  Our future performance may be affected by our reliance on residential new construction, residential repair/remodel, and commercial construction; our reliance on third-party suppliers and manufacturers; our ability to attract, develop and retain talented personnel and our sales and labor force; our ability to maintain consistent practices across our locations; our ability to maintain our competitive position; and our ability to realize the expected benefits of the Separation.  We discuss the material risks we face under the caption entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC.  Our forward-looking statements in this filing speak only as of the date of this filing.  Factors or events that could cause our actual results to differ may emerge from time to time and it is not possible for us to predict all of them.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements as a result of new information, future events, or otherwise.

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

Interest payable on both the term loan facility and revolving facility is based on a variable interest rate.  As a result, we are exposed to market risks related to fluctuations in interest rates on our outstanding indebtedness.  Based on the current interest rate, as of September 30, 2016, of 2.02 percent under the senior secured term loan facility, a 100 basis point increase in the interest rate would result in a $1.8 million increase in our annualized interest expense.  There was no outstanding balance under the revolving facility as of September 30, 2016.

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2016, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  We continue to review and document our internal controls over financial reporting and may, from time to time, make changes aimed at enhancing their effectiveness.

PART II – OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

None.

Item 1A.  RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in our 2015 Annual Report on Form
10-K as filed with the SEC on March 3, 2016.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding the repurchase of our common stock for the three months ended September 30, 2016, in thousands, except share and per share data:

Period	Total Number of Shares Purchased	Average Price Paid per Common Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
July 1, 2016 - July 31, 2016	21,968	$35.69	21,968	$44,254
August 1, 2016 - August 31, 2016	73,400	$34.27	73,400	$41,738
September 1, 2016 - September 30, 2016	92,700	$33.61	92,700	$38,623
Total	188,068	$34.11	188,068

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

During the three months ended September 30, 2016, we repurchased 188,068 shares of our common stock for approximately $6.4 million under the $50 million Share Repurchase Program.  All repurchases were made using cash resources.  Our common stock repurchases occurred on the open market pursuant to a Rule 10b5-1 plan.  Excluded from this disclosure are shares repurchased to settle statutory employee tax withholding related to the vesting of stock awards and exercise of options.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

Item 5.  OTHER INFORMATION

On November 3, 2016, TopBuild’s Board of Directors appointed Mr. Paul Joachimczyk, age 44, to serve as TopBuild’s principal accounting officer.  Mr. Joachimczyk joined TopBuild as Vice President, Controller in October 2016.  From May 2014 until July 2016, Mr. Joachimczyk held various executive positions within Stanley Black and Decker, most recently a division CFO.  Prior to his tenure at Stanley Black and Decker, Mr. Joachimczyk served in various controller positions at General Electric from March 2005 thru May 2014.  Prior to General Electric, he was a Senior Financial Analyst at We Energies and Blue Cross Blue Shield Wisconsin.  Mr. Joachimczyk began his career as a financial auditor with Ernst and Young, LLP.  He earned a Bachelor’s degree in Business Administration from the University of Wisconsin, Milwaukee and is a Certified Public Accountant in the State of Wisconsin.

Mr. Joachimczyk’s cash compensation is currently $300,000 per year, together with a target bonus opportunity of 40% of annual salary.  On November 7, 2016, in connection with Mr. Joachimczyk's appointment as principal accounting officer, the Compensation Committee of the Company's Board of Directors granted to Mr. Joachimczyk 6,440 shares of restricted stock, vesting in substantially equal increments over three years.

There are no arrangements or understandings between Mr. Joachimczyk and any other person pursuant to which Mr. Joachimczyk was selected as an officer of TopBuild.  Since the beginning of TopBuild’s last fiscal year, except as described in this Item 5, TopBuild has not engaged in any transaction, or any currently proposed transaction, in which Mr. Joachimczyk had or will have a direct or indirect material interest in which the amount involved exceeded or would exceed $120,000.

On November 3, 2016, in connection with Mr. Joachimczyk’s appointment as principal accounting officer, Mr. Nicholas R. Thompson resigned his office as principal accounting officer.

Item 6.  EXHIBITS

The Exhibits listed on the accompanying Index to Exhibits are filed or furnished (as noted on such Index) as part of this Form 10-Q and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOPBUILD CORP.

By:	/s/ John S. Peterson
Name:	John S. Peterson
Title:	Vice President and Chief Financial Officer

November 9, 2016

INDEX TO EXHIBITS

		Incorporated By Reference			Filed
Exhibit No.	Exhibit Title	Form	Exhibit	Filing Date	Herewith

10.1	1st Amendment to Credit Agreement, dated May 9, 2016, among TopBuild Corp. and PNC Bank, National Association, as administrative agent, and the other lenders and agents party thereto	10-Q	10.1	5/11/2016

10.2	Amended and Restated TopBuild Corp. 2015 Long Term Stock Incentive Plan ("A&R LTIP")	10-Q	10.2	5/11/2016

10.3	Form of Restricted Stock Award ("RSA") Agreement under A&R LTIP	10-Q	10.3	8/4/2016

10.4	Form of Performance RSA Agreement (EPS) under A&R LTIP	10-Q	10.4	8/4/2016

10.5	Form of Performance RSA Agreement (RTSR) under A&R LTIP	10-Q	10.5	8/4/2016

10.6	Form of Option Award Agreement under A&R LTIP	10-Q	10.6	8/4/2016

10.7	Form of RSA Agreement for Non-Employee Director under A&R LTIP	10-Q	10.7	8/4/2016

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

	†Furnished herewith