Form 10-K
period 2016-12-31
TopBuild Corp
filed 2017-02-28
CIK 1633931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 1-36870

TopBuild Corp.

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	47-3096382 (I.R.S. Employer Identification No.)

475 North Williamson Boulevard Daytona Beach, Florida (Address of Principal Executive Offices)	32114 (Zip Code)

(386) 304-2200

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☒ Yes            ☐ No

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

☒ Yes           ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form
10-K.☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☒      Accelerated filer   ☐      Smaller reporting company   ☐      Non-accelerated filer ☐ (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes            ☒ No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based on the closing price of $36.20 per share as reported on the New York Stock Exchange on June 30, 2016, was approximately $1.4 billion.

Number of shares of common stock outstanding as of February 21,  2017: 37,718,605

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2017 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2016, are incorporated by reference into Part III of this Form 10-K.

TOPBUILD CORP.

PART I

Item 1.  BUSINESS

Overview

TopBuild Corp., headquartered in Daytona Beach, Florida, is the leading installer and distributor of insulation products to the United States construction industry, based on revenue.  Prior to June 30, 2015, we operated as a subsidiary of Masco Corporation (“Masco” or “Former Parent”), which trades on the New York Stock Exchange (“NYSE”) under the symbol “MAS.”  We were incorporated in Delaware in February 2015 as Masco SpinCo Corp. and we changed our name to TopBuild Corp. on March 20, 2015.  On June 30, 2015, the separation from Masco (“Separation”) was completed and on July 1, 2015, we began trading on the NYSE under the symbol “BLD.”

Segment Overview

We operate in two segments:  TruTeam, our Installation segment, which accounts for 62% of our sales and Service Partners, our  Distribution segment, which accounts for 38% of our sales.

Installation (TruTeam)

We provide insulation installation services nationwide through our TruTeam contractor services business which has over 170 installation branches located in 41 states.

Various insulation applications we install include:

•	Fiberglass batts and rolls
•	Blown-in loose fill fiberglass
•	Blown-in loose fill cellulose
•	Polyurethane spray foam

In addition to insulation products, which represented 74% of our installation segment’s sales, we also install other building products including rain gutters, garage doors, fireplaces, shower enclosures, and closet shelving.

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

Through our Home Services subsidiary and our Environments For Living® program, we offer a number of services and tools designed to assist builders with applying the principles of building science to new home construction.  We offer pre-construction plan reviews using industry-standard home-energy analysis software, various inspection services, and diagnostic testing.  We believe our Home Services subsidiary is one of the largest Home Energy Rating System Index (HERS) raters in the U.S.

Distribution  (Service Partners)

We distribute insulation and other building products including rain gutters, fireplaces, closet shelving, and roofing materials through our Service Partners business, which has over 70 distribution centers located in 33 states.

Our Service Partners customer base consists of thousands of insulation contractors of all sizes, gutter contractors, weatherization contractors, other contractors, dealers, metal building erectors, and modular home builders.

For further information on our segments, see Item 8, Financial Statements and Supplementary Data, Note 7 - Segment Information.

Demand for Our Products and Services

Demand for our insulation products and services is driven by new single-family residential and multi-family home construction, commercial construction, remodeling and repair activity, changing building codes which require additional insulation, and the growing need for energy efficiency.  Being a leader in both installation and distribution allows us to more effectively reach a broader set of customers, regardless of their size or geographic location within the U.S.  We recognize that competition for the installation and sale of insulation and other building products occurs in localized geographic markets throughout the country, and as such our operating model is based on branches building and maintaining local customer relationships.  At the same time, our local operations benefit from centralized functions such as information technology, credit, and purchasing.

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

Diversified lines of business.  In response to the housing downturn in prior years, we enhanced our ability to serve the commercial construction markets and residential repair/remodel.    Although the commercial construction and residential repair/remodel markets are affected by many of the same macroeconomic and local economic factors that drive residential new construction, commercial construction and residential repair/remodel have historically followed different cycles than residential new construction.  We have thus positioned our business to benefit from a greater mix of residential repair/remodel activity and commercial construction activity than we have historically, which helps reduce volatility because we are less dependent on residential new construction, and also enables us to better respond to changes in customer demand.

Strong local presence.  Competition for the installation and sale of insulation and other building products to builders occurs in localized geographic markets throughout the country.  Builders in each local market have different options in terms of choosing among insulation installers and distributors for their projects, and value local relationships, quality, and timeliness.  Our installation branches are locally branded businesses that are recognized within the communities in which they operate.  Our distribution centers service primarily local contractors, lumberyards, retail stores and others who, in turn, service local homebuilders and other customers.  Our branch and distribution center operating model, in which individual branches and distribution centers maintain local customer relationships, enables us to develop local, long‑tenured relationships with these customers, build local reputations for quality, service and timeliness, and provide specialized products and personalized services tailored to a geographic region.  At the same time, our local operations benefit from centralized functions such as information technology, credit and purchasing, and the resources and scale efficiencies of an installation and distribution business that has a presence across the U.S.

Reduced exposure to residential housing cyclicality.  During industry downturns, many insulation contractors who buy directly from manufacturers during industry peaks, return to purchasing through distributors for small, “Less Than Truckload” shipments, reduced warehousing needs, and access to purchases on credit.  This drives incremental customers to Service Partners during these points in the business cycle, offsetting decreases at TruTeam as a result of a downturn.  Our leadership position in both installation and distribution helps to reduce exposure to cyclical swings in our lines of business.

Strong cash flow, low capital investment, and favorable working capital fund organic growth.  Over the last several years, we have reduced fixed costs and improved our labor utilization.  As a result, we can achieve profitability at lower levels of demand as compared to historical periods.  For further discussion on our cash flows and liquidity, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.

Major Customers

We have a diversified portfolio of customers and no single customer accounted for 3 percent or more of our total revenues.  Our top ten customers accounted for approximately 11 percent of our total sales in 2016.

Backlog

Due to our customers’ need for timely installation of our products, our installation jobs are scheduled and completed within a short timeframe.  We do not consider backlog material to our business.

Suppliers

Our businesses depend on our ability to obtain an adequate supply of high quality products and components from manufacturers and other suppliers.  We rely heavily on third party suppliers for our products and key components.  We source the majority of our building products from four primary U.S. based residential fiberglass insulation manufacturers: CertainTeed, Johns Manville, Knauf, and Owens Corning.  Failure by our suppliers to provide us with an adequate supply of high quality products on commercially reasonable terms, or to comply with applicable legal requirements, could have a material, adverse effect on our financial condition or operating results.  We believe we have generally positive relationships with our suppliers.

Employees

At December 31, 2016, we had approximately 7,900 employees.  Approximately 600 of our employees are currently covered by collective bargaining or other similar labor agreements.

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

Additional Information

We make available free of charge on our website, www.topbuild.com, our Annual Report on Form 10-K (the “Report”), our Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K as soon as reasonably practicable after these reports are filed with or furnished to the Securities and Exchange Commission (the “SEC”).

Item 1A.  RISK FACTORS

There are a number of business risks and uncertainties that could affect our business and cause our actual results to differ from past performance or expected results.  We consider the following risks and uncertainties to be most relevant to our business activities.  Additional risks and uncertainties not presently known to us, or that we currently believe to be immaterial, also may impact our business, financial condition, and results of operations.  We urge investors to consider carefully the risk factors described below in evaluating the information contained in this Report.

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

•

Our working capital requirements and capital expenditures for the periods prior to the Separation were satisfied as part of Masco’s corporate‑wide cash management and capital expenditure programs, and our cost of debt and other capital may have significantly differed from that reflected in our historical financial statements.

•	The historical financial information prior to the Separation may not fully reflect the costs associated with being an independent public company.

Our business relies on residential new construction activity, and to a lesser extent on residential repair/remodel and commercial construction activity, all of which are cyclical.

Macroeconomic and local economic conditions, including consumer confidence levels, fluctuations in home prices, unemployment and underemployment levels, student loan debt, household formation rates, the age and volume of the housing stock, the availability of home equity loans and mortgages and the interest rates for such loans, and other factors, affect consumers’ discretionary spending on both residential new construction projects and residential repair/remodel activity.  The commercial construction market is affected by macroeconomic and local economic factors such as interest rates, credit availability for commercial construction projects, material costs, employment rates, office vacancy rates, and office absorption rates.  Changes or uncertainty regarding these and other factors could adversely affect our results of operations and our financial position.

We may not be successful in identifying and making or integrating acquisitions.

Part of our growth strategy is dependent on our ability to make acquisitions.  We may be unable to make accretive acquisitions or realize expected benefits of any acquisitions for any of the following reasons:

•	failure to identify attractive targets in the marketplace;

•

incorrect assumptions regarding the future results of acquired operations or assets or expected cost reductions or other synergies expected to be realized as a result of acquiring operations or assets;

•	failure to obtain acceptable financing;

•	restrictions in our debt agreements;

We are dependent on third‑party suppliers and manufacturers providing us with an adequate supply of quality products, and the loss of a large supplier or manufacturer could negatively affect our operating results.

Failure by our suppliers to provide us with an adequate supply of quality products on commercially reasonable terms, or to comply with applicable legal requirements, could have a material adverse effect on our financial condition or operating results.  While we believe that we have generally positive relationships with our suppliers, the fiberglass insulation industry has encountered both shortages and periods of significant oversupply during past housing market cycles, leading to volatility in prices and allocations of supply, affecting our results.  While we do not believe we depend on any sole or limited source of supply, we do source the majority of our building products, primarily insulation, from a limited number of large suppliers.  The loss of a large supplier, or a substantial decrease in the availability of products or components from our suppliers, could disrupt our business and adversely affect our operating results.

The long‑term performance of our businesses relies on our ability to attract, develop, and retain talented personnel, including sales representatives, branch managers, installers, and truck drivers, while controlling our labor costs.

We are highly dependent on the skills and experience of our senior management team and other skilled and experienced personnel.  The failure to attract and retain key employees could negatively affect our competitive position and operating results.

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

Because we operate our business through highly dispersed locations across the U.S., our operations may be materially adversely affected by inconsistent local practices and the operating results of individual branches and distribution centers may vary.

Our operating structure can make it difficult for us to coordinate procedures across our operations.  In addition, our branches and distribution facilities may require significant oversight and coordination from headquarters to support their growth.  Inconsistent implementation of corporate strategy at the local or regional level could materially and adversely affect our overall profitability, business, results of operations, financial condition, and prospects.

Our profit margins could decrease due to changes in the costs of the products we install and/or distribute.

The principal building products that we install and distribute have been subject to price changes in the past, some of which have been significant.  Our results of operations for individual quarters can be, and have been, hurt by a delay between the time building product cost increases are implemented and the time we are able to increase prices for our installation or distribution services, if at all.  Our supplier purchase prices may depend on our purchasing volume or other arrangements with any given supplier.  While we have been able to achieve cost savings through volume purchasing or other arrangements with suppliers in the past, we may not be able to continue to or consistently receive advantageous pricing for the products we distribute and install.  If we are unable to maintain pricing consistent with prior periods, our costs could increase and our margins may be adversely affected.

We face significant competition.

The market for the distribution and installation of building products is highly fragmented and competitive and barriers to entry are relatively low.  Our installation competitors include national contractors, regional contractors, and local contractors, and we face many or all of these competitors for each project on which we bid.  Our insulation distribution competitors include specialty insulation distributors (one multi‑regional, several regional, and numerous local).  In some instances, our insulation distribution business sells products to companies that may compete directly with our installation service business.  We also compete with broad line building products distributors, big box retailers, and insulation manufacturers.  In addition to price, we believe that competition in our industry is based largely on customer service and the quality and timeliness of installation services and distribution product deliveries in each local market.

Our business is seasonal and is susceptible to adverse weather conditions and natural disasters.  We also may be adversely affected by any natural or man-made disruptions to our facilities.

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

Any widespread disruption to our facilities resulting from a natural disaster, an act of terrorism, or any other cause could damage a significant portion of our inventory and supply stock, and could materially impair our ability to provide installation and/or distribution services for our customers.

Claims and litigation could be costly.

We are, from time to time, involved in various claims, litigation matters, and regulatory proceedings that arise in the ordinary course of our business and which could have a material adverse effect on us.  These matters may include contract disputes, automobile liability and other personal injury claims, warranty disputes, environmental claims or proceedings, other tort claims, employment and tax matters, the quality of products sourced from our suppliers, and other proceedings and litigation, including class actions.  In addition, we are exposed to potential claims by our employees or others based on job related hazards.

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

Approximately 600 of our employees are currently covered by collective bargaining or other similar labor agreements that expire on various dates from June 2017 through January 2027.  Any inability by us to negotiate collective bargaining arrangements could cause strikes or other work stoppages, and new contracts could result in increased operating costs.  If any such strikes or other work stoppages occur, or if other employees become represented by a union, we could experience a disruption of our operations and higher labor costs.  Further, if a significant number of additional employees were to unionize, including in the wake of any future legislation that makes it easier for employees to unionize, these risks would increase.  In addition, certain of our suppliers have unionized work forces, and certain of the products we install and/or distribute are transported by unionized truckers.  Strikes, work stoppages, or slowdowns could result in slowdowns or closures of facilities where the products that we install and/or distribute are manufactured, or could affect the ability of our suppliers to deliver such products to us.  Any interruption in the production or delivery of these products could delay or reduce availability of these products and increase our costs.

If we are required to take significant non‑cash charges, our financial resources could be reduced and our financial flexibility may be negatively affected.

We have significant goodwill and other intangible assets related to prior business combinations on our balance sheet.  The valuation of these assets is largely dependent upon the expectations for future performance of our businesses.  Expectations about the growth of residential new construction, commercial construction, and residential repair/remodel activity may impact whether we are required to recognize non‑cash, pre‑tax impairment charges for goodwill and other indefinite‑lived intangible assets or other long‑lived assets.  If the value of our goodwill, other intangible assets, or long‑lived assets is further impaired, our earnings and stockholders’ equity would be adversely affected.

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

Our operations are dependent upon our information technology systems to manage customer orders on a timely basis, to coordinate our installation and distribution activities across locations, and to manage invoicing.  If we experience problems with our information technology systems, we could experience, among other things, delays in receiving customer orders, placing orders with suppliers, and scheduling production, installation services, or shipments.

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

Our business is significantly dependent upon our expertise in installation and distribution logistics, including significant expertise in the application of building science through our Environments for Living® program.  We rely on a combination of trade secrets and contractual confidentiality provisions and, to a much lesser extent, copyrights and trademarks, to protect our proprietary rights.  Accordingly, our intellectual property position is more vulnerable than it would be if it were protected primarily by patents.  We may be required to spend significant resources to monitor and protect our proprietary rights, and in the event a misappropriation or breach of our proprietary rights occurs, our competitive position in the market may be harmed.  In addition, competitors may develop competing technologies and expertise that renders our expertise obsolete or less valuable.

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

Economic and credit market conditions, the performance of the construction industry, and our financial performance, as well as other factors including restrictions under the Tax Matters Agreement related to the Separation which expires June 30, 2017, may constrain our financing abilities (see Item 8, Financial Statements and Supplementary Data, Note 2 - Related Parties).  Our ability to secure additional financing and to satisfy our financial obligations will depend upon our future operating performance; the availability of credit; economic conditions; and financial, business, and other factors, many of which are beyond our control.  In addition, the Tax Matters Agreement generally prohibits us and our affiliates from taking certain actions that could cause the Separation and certain related transactions to fail to qualify as tax‑free transactions, which includes certain issuances of our common stock.

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

Our existing term loan and revolving credit facility, or any future credit facility or other indebtedness we enter into, may limit our ability to, among other things:

•	Incur or guarantee additional debt

•	Make distributions or dividends on, or redeem or repurchase shares of common stock

•	Make certain investments, acquisitions, or other restricted payments

•	Incur certain liens or permit them to exist

•	Acquire, merge, or consolidate with another company

•	Transfer, sell, or otherwise dispose of substantially all of our assets

Our revolving credit facility contains, and any future credit facility or other debt instrument we may enter into will also likely contain, covenants requiring us to maintain certain financial ratios and meet certain tests, such as a fixed charge coverage ratio, a leverage ratio, and a minimum test (see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations).  Our ability to comply with those financial ratios and tests can be affected by events beyond our control, and we may not be able to comply with those ratios and tests when required to do so under the applicable debt instruments.

The provisions of our credit facility, or other debt instruments, may affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions.  In addition, a failure to comply with the provisions of our existing credit facility, any future credit facility, or other debt instruments could result in a default or an event of default that could enable our lenders or other debt holders to declare the outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable.  If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full, and our stockholders could experience a partial or total loss of their investment.

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

The Tax Matters Agreement generally prohibits us from taking certain actions prior to July 1, 2017 that could cause the Separation and certain related transactions to fail to continue to qualify as tax‑free transactions, including the following:

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

•	We may not discontinue the active conduct of our business (within the meaning of Section 355(b)(2) of the Code).

•

We may not sell or otherwise issue our common stock, other than pursuant to issuances that satisfy certain regulatory safe harbors set forth in Treasury Regulations related to stock issued to employees and retirement plans.

•	We may not redeem or otherwise acquire any of our common stock, other than pursuant to open‑market repurchases of less than 20% of our common stock (in the aggregate).

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

Risks Relating to Our Common Stock

The price of our common stock may fluctuate substantially, and the value of your investment may decline.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

We operate over 170 installation branch locations and over 70 distribution centers in the United States, most of which are leased.  In January 2017, we moved into our new, 65,700 square foot corporate office located at 475 N. Williamson Boulevard in Daytona Beach, FL 32114.  Our Daytona headquarters lease expires in February 2029, assuming no exercise of any options set forth in the lease.  We believe that our facilities have sufficient capacity and are adequate for our installation and distribution requirements.

Item 3.  LEGAL PROCEEDINGS

None.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.  Our common stock is traded on the NYSE under the symbol “BLD”.  The following table presents the high and low sales prices of our common stock for each quarter starting July 1, 2015, the date on which our stock began trading “regular way” on the NYSE:

2015	High	Low
Third quarter	$36.36	$26.67
Fourth quarter	$33.33	$27.58
2016
First quarter	$30.65	$23.02
Second quarter	$38.05	$29.23
Third quarter	$38.94	$32.03
Fourth quarter	$39.51	$28.81

As of February 26, 2016, there were approximately 3,300 holders of our issued and outstanding common stock.

Dividends.  No dividends were paid during the years ended December 31, 2016 and 2015.  Our credit agreement, in certain circumstances, limits the amount of dividends we may distribute.  We do not anticipate declaring any such cash dividends to holders of our common stock in the foreseeable future.

Issuer Purchases of Equity Securities.  The following table provides information regarding the repurchase of our common stock for the three months ended December 31, 2016, in thousands, except share and per share data:

Period	Total Number of Shares Purchased	Average Price Paid per Common Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
October 1, 2016 - October 31, 2016	131,600	$32.01	131,600	$34,411
November 1, 2016 - November 30, 2016	139,900	$31.86	139,900	$29,953
December 1, 2016 - December 31, 2016	60,626	$37.10	60,626	$27,704
Total	332,126	$32.87	332,126

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

During the three months ended December 31, 2016, we repurchased 332,126 shares of our common stock for approximately $10.9 million under the $50 million Share Repurchase Program.  All repurchases were made using cash resources.  Our common stock repurchases occurred on the open market pursuant to a Rule 10b5-1 plan.  Excluded from this disclosure are shares repurchased to settle statutory employee tax withholding related to the vesting of stock awards and exercise of options.

Performance Graph and Table.  The following graph and table compares the cumulative total return of our common stock from July 1, 2015, the date on which our stock began trading “regular way” on the NYSE, through December 31, 2016, with the total cumulative return of the Russel 2000 Index and the Standard and Poor’s 500 Index (“S&P 500 Index”).  The graph and table assumes an initial investment of $100 in our common stock and each of the two indices at the close of business on July 1, 2015, and reinvestment of dividends.

	Period ended:
	7/1/2015	9/30/2015	12/31/2015	3/31/2016	6/30/2016	9/30/2016	12/31/2016
TopBuild Corp.	$100	$115	$114	$110	$134	$123	$132
S&P 500 Index	100	92	98	99	101	104	108
Russel 2000 Index	100	88	90	89	92	100	108

Item 6.  SELECTED HISTORICAL FINANCIAL DATA

The following table sets forth selected historical financial data that should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and notes thereto, included in this Report.  The Consolidated Statements of Operations data for the years ended December 31, 2016, 2015, and 2014, and the Consolidated Balance Sheet data as of December 31, 2016, and 2015, are derived from our audited financial statements included in this Report.  The Consolidated Statements of Operations data for the years ended December 31, 2013 and 2012, and the Consolidated Balance Sheet data as of December 31, 2014 and 2013, were derived from our audited financial statements not included in this report.  The Consolidated Balance Sheet data as of December 31, 2012,  was derived from our unaudited financial statements not included in this Report.  The selected historical financial data in this section is not intended to replace our historical financial statements and the related notes thereto.  Prior to the Separation, our historical financial results included allocations of general and corporate expense from Masco and as such our historical results are not necessarily indicative of future results.  For more information, see Item 8. Financial Statements and Supplementary Data, Note 1 – Summary of Significant Accounting Policies: Basis of Presentation.

	Year ended December 31,
(in thousands)	2016	2015	2014	2013	2012 (b)
Net sales	$1,742,850	$1,616,580	$1,512,077	$1,411,524	$1,207,889
Operating profit (loss)	$121,604	$83,531	$40,717	$24,103	$(115,928)
Income (loss) from continuing operations	$72,606	$79,123	$10,496	$(11,551)	$(154,375)

Income (loss) per common share on income (loss) from continuing operations (a):
Basic	$1.93	$2.10	$0.28	$(0.31)	$(4.10)
Diluted	$1.92	$2.09	$0.28	$(0.31)	$(4.10)

At period end:
Total assets	$1,690,119	$1,642,249	$1,476,424	$1,466,946	$1,450,663
Total debt	$178,800	$193,457	$—	$—	$—
Equity	$972,547	$915,729	$952,291	$1,002,685	$1,026,749

(a)

For comparative purposes, the computation of basic and diluted earnings per common share for the year ended December 31, 2014 and prior periods presented were calculated using the shares distributed at Separation.

(b)

In July 2012, Masco reached a settlement agreement to the Columbus Drywall litigation.  Masco and its insulation installation companies named in the suit agreed to pay $76 million in return for dismissal with prejudice and full release of all claims.  Masco and its insulation installation companies denied that the challenged conduct was unlawful and admitted no wrongdoing as part of the settlement.   A settlement was reached to eliminate the considerable expense and uncertainty of this lawsuit.

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

The following discussion and certain other sections of this Report contain statements reflecting our views about our future performance.  Forward‑looking statements can be identified by words such as “anticipate,” “intend,” “plan,” “believe,” “estimate,” “expect,” “assume,” “seek,” “appear,” “may,” “should,” “will,” “forecast,” and similar references to future periods.  These views involve risks and uncertainties that are difficult to predict and, accordingly, our actual results may differ materially from the results discussed in such forward‑looking statements.  We caution you against relying on any of these forward‑looking statements.  In addition to the various factors included in the “Executive Summary,” “Competitive Advantages,” “Strategy,” “Material Trends in Our Business,” and “Critical Accounting Policies and Estimates” sections, our future performance may be affected by our reliance on residential new construction, residential repair/remodel, and commercial construction; our reliance on third‑party suppliers and manufacturers; our ability to attract, develop and retain talented personnel; our ability to maintain consistent practices across our locations; our ability to maintain our competitive position; and our ability to realize the expected benefits of the Separation. These and other factors are discussed in detail under the caption “Risk Factors” in Item 1A of this Report.  Any forward‑looking statement made by us speaks only as of the date on which it was made.  Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them.  Unless required by law, we undertake no obligation to update publicly any forward‑looking statements as a result of new information, future events, or otherwise.

Executive Summary

We are the leading installer and distributor of insulation products to the U.S. construction industry, based on revenue.  Demand for our products and services is driven primarily by residential new construction, commercial construction, and residential repair/remodel activity throughout the U.S.  A number of local and national factors influence activity in each of our lines of business, including demographic trends, interest rates, employment levels, business investment, supply and demand for housing stock, availability of credit, foreclosure rates, consumer confidence, and general economic conditions.

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

Strong Local Presence.    Competition for the installation and sale of insulation and other building products to builders occurs in localized geographic markets across the country.  Builders in each local market have different options in terms of choosing among insulation installers and distributors for their projects and value local relationships, quality, and timeliness.  Our national footprint includes over 170 branches in our Installation segment, which are locally branded businesses that are recognized within the communities in which they operate.  We also have over 70 distribution centers in our Distribution segment, primarily serving local contractors, lumberyards, retails stores, and others who, in turn, service local homebuilders and other customers.  Through both businesses we have developed local, long-tenured relationships with a reputation for quality, service, and timeliness.

Two Avenues to Reach the Builder.  Being a leader in both installation and distribution allows us to more effectively reach a broader set of builder customers, regardless of their size or geographic location within the United States, and leverage housing growth wherever it occurs.

Strategy

Our long-term strategy is to grow net sales, income, and operating cash flows and remain the leading insulation installer and distributor by revenue.  In order to achieve these goals we plan to:

•	Capitalize on the U.S. housing market recovery through focused organic growth and accretive aligned acquisitions

•	Gain share in commercial construction

•	Continue to leverage our expertise in building science through our Environments for Living® program to benefit from the increasing focus on energy efficiency and trends in building codes

Our operating results depend heavily on residential new construction activity and, to a lesser extent, on commercial construction and residential repair/remodel activity, all of which are cyclical.  We are also dependent on third-party suppliers and manufacturers providing us with an adequate supply of high-quality products.

We are optimistic on housing and expect the current moderate pace of improvement to continue for several years.  The U.S. housing market has grown from approximately 587,000 housing starts in 2010 to approximately 1,166,000 housing starts in 2016, well below the 50-year historical average of approximately 1.5 million housing starts per year.  While the current headwinds of credit availability, student debt, and labor shortages within the construction industry are moderating the rate of recovery, they are also extending the recovery cycle.  We believe there is pent-up demand for housing, and this demand will eventually be satisfied with higher levels of new construction.

2016 Results

In 2016, our results were positively affected by increased sales volume of residential new construction and commercial construction activity and increased selling prices.  Our sales volume increased across our businesses.  Compared to 2015, our Installation segment contributed sales volume increases of 6.2 percent and our Distribution segment contributed sales volume increases of 7.0 percent to our total sales increase, prior to intercompany eliminations.  Selling price increases in our Installation segment increased our sales by 2.6 percent compared to 2015.  Our operating results were positively impacted by increased sales volume, overall increased selling prices, lower material costs, lower corporate expenses, lower rationalization charges, and benefits associated with cost savings initiatives, partially offset by higher insurance costs, bonus expense, and share-based compensation expense.

Liquidity and Capital Resources

Prior to the Separation, we largely funded our growth through cash provided by our operations combined with support from Masco through its operating cash flows, its long‑term bank debt, and its issuance of securities in the financial markets.

In June 2015, we entered into a credit agreement and related collateral and guarantee documentation (collectively, the “Credit Agreement”) with a bank group.  The Credit Agreement consists of a senior secured term loan facility of $200 million, which was used to finance a $200 million cash distribution to Masco in connection with the Separation, and a senior secured revolving credit facility, which provides for borrowing and/or standby letter of credit issuances of up to $125 million (together, the term loan facility and revolving credit facility are referred to as the “Credit Facility”).  We may access additional borrowing capacity under the Credit Facility may be accessed by the Company in an aggregate amount not to exceed $100 million without the consent of the lenders, subject to certain conditions including existing or new lenders providing commitments in respect of such additional borrowing capacity.  For additional information, see Item 8, Financial Statements and Supplementary Data, Note 5 – Long-term Debt.

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

The following table summarizes our total liquidity, in thousands:

	Years Ended December 31,
	2016	2015	2014
Cash and cash equivalents (a)	$134,375	$112,848	$2,965
Revolving Facility	125,000	125,000	―
Less: standby letters of credit	(49,080)	(55,096)	―
Capacity under Revolving Facility	75,920	69,904	―
Total liquidity	$210,295	$182,752	$2,965

(a)	Our cash and cash equivalents consist of AAA-rated money market funds as well as cash held in our demand deposit accounts.

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

	As of December 31,
	2016	2015
Performance bonds	$22,312	$19,475
Licensing, insurance, and other bonds	13,480	9,976
Total	$35,792	$29,451

Cash Flows

Significant sources and (uses) of cash and cash equivalents are as follows, in thousands:

	Year Ended December 31,
	2016	2015	2014
Net cash provided by operating activities	$76,785	$56,011	$71,861
Purchases of property and equipment	(14,156)	(13,644)	(13,141)
Acquisition of a business	(3,476)	—	—
Proceeds from sale of property and equipment	718	805	999
Other investing, net	113	632	880
Net transfer from (to) Former Parent	664	72,965	(60,655)
Cash distribution paid to Former Parent	—	(200,000)	—
Proceeds from issuance of long-term debt	—	200,000	—
Repayment of long-term debt	(15,000)	(5,000)	—
Taxes withheld and paid on employees' equity awards	(1,825)	(171)	—
Repurchase of shares of common stock	(22,296)	—	—
Payment of debt issuance costs	—	(1,715)	—
Cash and cash equivalents increase (decrease)	$21,527	$109,883	$(56)

Working capital (receivables, net plus inventories, net less accounts payable) as a percentage of net sales for the trailing 12 months	7.3%	6.2%	6.5%

Cash provided by operating activities for the year ended December 31, 2016, increased $20.8 million from the comparable period ended December 31, 2015, primarily due to increased operating profit, changes in deferred income taxes, a reduction in inventory levels, partially offset by decreased accounts payable resulting from a change in mix of supplier payments and the timing of purchases.  Cash provided by operating activities for the year ended December 31, 2015, decreased $15.9 million from the comparable period ended December 31, 2014, primarily due to changes in deferred income taxes, the recognition of a non-cash employee benefit policy change, reduced depreciation, the non-recurring impact of improved supplier terms received in 2014, and amortization expense related to a software system which was fully depreciated in 2014, partially offset by an increase in net income.

As of December 31, 2016 and 2015, our working capital was 7.3 percent and 6.2 percent of net sales for the trailing 12 months, respectively.  Working capital increased $26.3 million to $127.3 million as of December 31, 2016, compared to December 31, 2015.  The increase in working capital as a percentage of net sales for the trailing 12 months was primarily due to increased net receivables driven by higher commercial sales mix which comes with longer collection terms and reduced accounts payables driven by a change in mix of supplier payments, partially offset by lower levels of net inventory relative to the trailing 12 months net sales.  The reduction in working capital as a percentage of net sales in 2015, compared with 2014, was primarily the result of improved supplier terms.

Net cash used for investing activities was $16.8 million for the year ended December 31, 2016, which was primarily comprised of $14.2 million in purchases of property and equipment and $3.5 million for the acquisition of substantially all of the assets of Valley Insulation, Inc. during the third quarter of 2016, partially offset by $0.7 million of proceeds from the sale of property and equipment.  Net cash used for investing activities was $12.2 million for the year ended December 31, 2015, which was primarily comprised of $13.6 million in purchases of property and equipment, partially offset by $0.8 million of proceeds from the sale of property and equipment.  Net cash used for investing activities was $11.3 million for the year ended December 31, 2014, which was primarily comprised of $13.1 million in purchases of property and equipment, partially offset by $1.0 million of proceeds from the sale of property and equipment.

Net cash (used in) provided by financing activities was $(38.5) million, $66.1 million, and $(60.7) million for the years ended December 31, 2016, 2015, and 2014, respectively.  During the year ended December 31, 2016, we purchased $22.3 million of our common stock under our Share Repurchase program and we repaid $15.0 million of indebtedness outstanding under our Credit Facility.  During the year ended December 31, 2015, we received $200.0 million in proceeds from the issuance of long-term debt which was remitted to our Former Parent in connection with the Separation.  Additionally, we received a transfer from our Former Parent of $73.0 million, partially offset by repayments of our long-term debt and payment of debt issuance costs.  During the year ended December 31, 2014, we made a  transfer of $60.7 million to our Former Parent.

Results of Operations

We report our financial results in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The following table sets forth our results from continuing operations, as reported in our Consolidated Statements of Operations, in thousands:

	Year Ended December 31,
	2016	2015	2014
Net sales	$1,742,850	$1,616,580	$1,512,077
Cost of sales	1,342,506	1,258,551	1,180,409
Cost of sales ratio	77.0%	77.9%	78.1%

Gross profit	400,344	358,029	331,668
Gross profit margin	23.0%	22.1%	21.9%

Selling, general, and administrative expense	278,740	274,498	290,951
Selling, general, and administrative expense to sales ratio	16.0%	17.0%	19.2%

Operating profit	121,604	83,531	40,717
Operating profit margin	7.0%	5.2%	2.7%

Other expense, net	(5,331)	(9,416)	(12,379)
Income tax (expense) benefit from continuing operations	(43,667)	5,008	(17,842)
Income from continuing operations	$72,606	$79,123	$10,496
Net margin on continuing operations	4.2%	4.9%	0.7%

2016, 2015, and 2014 Comparison

Sales and Operations

Net sales for 2016 increased 7.8 percent, or $126.3 million, to $1.7 billion.  The increase was principally driven by overall increased sales volume and overall increased selling prices.  Our sales benefited primarily from the overall continued improvement in the housing market, as well as continued focus on organically growing our residential and commercial activity.

Net sales for 2015 increased 6.9 percent, or $104.5 million, to $1.6 billion.  The increase was driven by sales volume growth in both Installation and Distribution segments.  Our sales benefited from increased volume in residential new construction and commercial construction activity, increased insulation sales driven by changing building code requirements, and increased selling prices.

Our gross profit margins were 23.0 percent, 22.1 percent, and 21.9 percent for 2016, 2015, and 2014, respectively.  Gross profit margin was positively impacted by favorable leverage on overall higher sales volume, overall increased selling prices, improved labor utilization, and lower material cost.

Selling, general, and administrative expense as a percent of sales was 16.0 percent, 17.0 percent, and 19.2 percent for 2016, 2015, and 2014, respectively.  Reduced selling, general, and administrative expense as a percent of sales is a result of overall increasing sales volume and price, benefits associated with business rationalizations, and other cost savings initiatives, partially offset by higher bonus and share-based compensation expense.

For the periods prior to the Separation, our selling, general, and administrative expense includes allocations of Masco general corporate expense of $13.6 million and  $21.9 million in 2015 and 2014, respectively.  Such expense may not be indicative of our general corporate expense in the future.

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

Operating margins for 2016, 2015, and 2014 were 7.0 percent, 5.2 percent, and 2.7 percent, respectively.  Changes in operating margins were positively impacted by increased sales volume, overall increased selling prices, lower material cost, improved labor utilization, lower corporate expenses, lower rationalization charges, and benefits associated with cost savings initiatives, partially offset by higher bonus and share-based compensation expense, and closure costs discussed below.

Closure and Related Costs

As part of the closure of 13 locations within our Installation and Distribution segments and the elimination of certain positions at our corporate headquarters, as announced in the first quarter of 2016, we incurred expenses of $0.9 million.

Other Income (Expense), Net

Interest expense was $5.6 million in 2016 incurred under the Credit Facility.  Interest expense was $9.5 million in 2015 of which $3.2 million was incurred under the Credit Facility while $6.3 million was allocated by Masco prior to the Separation.  Interest expense was $12.4 million in 2014 and was exclusively related to a Masco allocation.  Such expense may not be indicative of our interest expense in the future.

Income Tax Benefit (Expense) from Continuing Operations

Our effective tax rates (“ETR”) for income from continuing operations were 37.6 percent, (6.8) percent, and 63.0 percent in 2016, 2015, and 2014, respectively.  Compared to our normalized tax rate of 38.0 percent, the variance in the ETR in 2016 was primarily due to the release of a valuation allowance related to State net operating losses.  The variances in 2015 and 2014 were primarily due to changes in the U.S. Federal and certain state valuation allowances.

Income from Continuing Operations

Income from continuing operations was $72.6 million, $79.1 million, and $10.5 million in 2016, 2015, and 2014, respectively.

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

2016, 2015, and 2014 Business Segment Results

The following table sets forth our net sales and operating profit information by business segment,  in thousands:

	Year Ended December 31,			Percent Change
	2016	2015	2014	2016-2015	2015-2014
Sales by business segment (a):
Installation	$1,150,168	$1,057,553	$963,351	8.8%	9.8%
Distribution	676,672	646,441	628,810	4.7%	2.8%
Intercompany eliminations and other adjustments (b)	(83,990)	(87,414)	(80,084)
Net sales	$1,742,850	$1,616,580	$1,512,077	7.8%	6.9%

Operating profit by business segment (c):
Installation	$97,140	$55,232	$23,970	75.9%	130.4%
Distribution	59,654	55,700	52,334	7.1%	6.4%
Intercompany eliminations and other adjustments	(14,388)	(4,796)	(13,639)
Operating profit before general corporate expense	142,406	106,136	62,665	34.2%	69.4%
General corporate expense, net (d)	(20,802)	(22,605)	(21,948)
Operating profit	$121,604	$83,531	$40,717	45.6%	105.2%

Operating profit margins:
Installation	8.4%	5.2%	2.5%
Distribution	8.8%	8.6%	8.3%
Operating profit margin before general corporate expense	8.2%	6.6%	4.1%
Operating profit margin	7.0%	5.2%	2.7%

(a)	All of our operations are located in the United States.
(b)

Intercompany eliminations include the elimination of intercompany profit of $14.4 million, $15.6 million, and $14.1 million for the years ended December 31, 2016, 2015, and 2014, respectively.  Other adjustments primarily include differences between estimated and actual corporate costs allocated to the segments for years ended December 31, 2015 and 2014, as noted in footnote (c) below.

(c)

Segment operating profit for year ended December 31, 2016, includes an allocation of general corporate expenses attributable to the operating segments which is based on direct benefit or usage (such as salaries of corporate employees who directly support the segment).  Segment operating profit for years ended December 31, 2015 and 2014 include an estimate of general corporate expense calculated based on a percentage of sales.  For the years ended December 31, 2015 and 2014, the $7.2 million and $0.5 million differences, respectively, between estimated expense and actual corporate expense, are recorded in intercompany eliminations and other adjustments.

(d)

General corporate expense, net included expenses not specifically attributable to our segments for functions such as corporate human resources, finance, legal, including salaries, benefits, and other related costs.

2016, 2015, and 2014 Business Segment Results Discussion

Changes in operating profit margins in the following business segment results discussion exclude general corporate expense, net in 2016, 2015, and 2014, as applicable.

The construction industry is expanding both in residential new home and commercial construction, and is subject to inflationary pressures on costs. While we are seeing the impact of this growth with increases in the cost of building materials, we have been successful to date in achieving price increases, which more than offsets the increased commodity costs.

Installation

Sales

Sales increased $92.6 million, or 8.8 percent, in 2016 compared to 2015.  The increase in sales was primarily due to increased sales volume related to a higher level of activity in new home construction and an increased sales volume of commercial installation.  Sales also increased 2.6 percent due to increased selling prices.

Sales increased $94.2 million, or 9.8 percent, in 2015 compared to 2014.  Such increases were primarily due to increased sales volume.  Increased sales volume was primarily related to a higher level of activity in residential new construction and commercial construction as well as changing building code requirements.  Sales also increased by 2.3 percent due to increased selling prices.

Operating Results

Operating profit increased $41.9 million, or 75.9 percent, in 2016 compared to 2015, primarily due to increased sales volume, higher selling prices, and related absorption of fixed costs, improved labor utilization, lower material cost, as well as the benefits associated with cost savings initiatives, partially offset by increased legal and bonus expenses.

Operating profit increased $31.3 million, or 130.4 percent, in 2015 compared to 2014, primarily due to increased sales volume and a more favorable relationship between selling prices and commodity costs.  Operating profit was also positively affected by cost savings initiatives including process improvements, sourcing savings, and an employee benefit policy change.  These changes were partially offset by a less favorable product mix due to higher multi-family housing starts (which use less insulation per unit) than in the prior years, as well as higher insurance costs.

Distribution

Sales

Sales increased $30.2 million, or 4.7 percent, in 2016 compared to 2015.  The increase was primarily due to increased sales volume related to a higher level of activity in new home construction.  Sales were partially offset by a 2.3 percent decrease in selling prices.

Sales increased $17.6 million, or 2.8 percent, in 2015 compared to 2014.  The increase was primarily due to increased sales volume which was driven by a higher level of activity in residential new construction and commercial construction, including metal building insulation.  Sales volume increases were partially offset in the first quarter of 2015 by an acceleration of sales in the fourth quarter of 2014, following the announcement of a price increase for fiberglass insulation.  We also saw lower roofing sales due to consolidation in the industry.  Sales increased by 1.3% due to increased selling prices.

Operating Results

Operating profit increased $4.0 million, or 7.1 percent, in 2016 compared to 2015.  The increase was primarily due to increased sales volume related to a higher level of activity in new home construction and lower material cost, partially offset by a 2.3 percent decrease in selling prices.

Operating profit increased $3.4 million, or 6.4 percent, in 2015 compared to 2014, primarily due to increased sales volume and a more favorable product mix, including increased sales of higher margin insulation products compared to lower margin roofing products.  This segment also benefited from a more favorable relationship between selling prices and commodity costs.

Commitments and Contingencies

Litigation

On May 9, 2016, the Company was named as a defendant in a breach of contract action related to our termination of an insulation supply agreement with plaintiff Owens Corning Sales, LLC. The complaint seeks damages and declaratory relief. We have counterclaimed for breach of contract related to Owens Corning’s failure to honor the supply agreement’s pricing provisions. The case is pending in the Court of Common Pleas for Lucas County, Ohio and a jury trial is presently scheduled for October 2017. We are defending this lawsuit vigorously. However, at this stage of the litigation, we are unable to predict the ultimate outcome or estimate a range of reasonably possible losses, if any.

We are subject to certain other claims, charges, litigation, and other proceedings in the ordinary course of our business, including those arising from or related to contractual matters, intellectual property, personal injury, environmental matters, product liability, product recalls, construction defects, insurance coverage, personnel and employment disputes, antitrust, and other matters, including class actions.  We believe we have adequate defenses in these other matters and we do not believe that the ultimate outcome of these other matters will have a material adverse effect on us.  However, there is no assurance that we will prevail in any of these pending matters, and we could in the future incur judgments, enter into settlements of claims, or revise our expectations regarding the outcome of these matters, which could materially impact our liquidity and our results of operations.

Other Commitments

We enter into contracts, which include customary indemnities that are standard for the industries in which we operate.  Such indemnities include, among other things, customer claims against builders for issues relating to our products and workmanship.  In conjunction with divestitures and other transactions, we occasionally provide customary indemnities relating to various items including, among others: the enforceability of trademarks, legal and environmental issues, and asset valuations.  We evaluate the probability that we may incur liabilities under these customary indemnities and appropriately record a liability when deemed probable and estimable.

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

Revenue Recognition and Receivables

We recognize revenue for our Installation segment by order within the contract, based on the amount of material installed and associated labor costs at our customers’ locations.  The amount of revenue recognized for our Installation segment which had not been billed as of December 31, 2016 and 2015, was $28.9 million and $23.7 million, respectively.  Revenue from our distribution segment is recognized when title to products and risk of loss transfers to our customers.  We record estimated reductions to revenue for customer programs and incentive offerings, including special pricing and other volume‑based incentives.  We maintain allowances for doubtful accounts receivable for estimated losses resulting from the inability of customers to make required payments.  In addition, we monitor our customer receivable balances and the credit worthiness of our customers on an on‑going basis.  During downturns in our markets, declines in the financial condition and creditworthiness of customers impact the credit risk of the receivables involved and we have incurred additional bad debt expense related to customer defaults.

Goodwill and Other Intangible Assets

We record the excess of the purchase price for business combinations over the fair value of identifiable tangible and intangible assets as goodwill.  We perform our annual impairment testing of goodwill in the fourth quarter of each year, or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  When assessing goodwill for impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we perform a two-step impairment test.  If we conclude otherwise, then no further action is taken.

We also have the option to bypass the qualitative assessment and only perform a quantitative assessment, which is the first step of the two-step impairment test.  In completing the two-step impairment test, we complete the impairment testing utilizing a discounted cash flow method.  We selected this methodology because we believe that it is comparable to what would be used by other market participants.  Our operating segments are reporting units that engage in business activities for which discrete financial information, including long range forecasts, is available.  We have identified our segments as our reporting units and complete the impairment testing of goodwill at the operating segment level, as defined by accounting guidance.  Fair value for our reporting units is determined using a discounted cash flow method which includes significant unobservable inputs (Level 3 inputs).

Determining market values using a discounted cash flow method requires us to make significant estimates and assumptions, including long term projections of cash flows, market conditions, and appropriate discount rates.  Our judgments are based on historical experience, current market trends, consultations with external valuation specialists, and other information.  While we believe that the estimates and assumptions underlying the valuation methodology are reasonable, changes to estimates and assumptions could result in different outcomes.  In estimating future cash flows, we rely on internally generated long range forecasts for sales and operating profits, including capital expenditures, and generally a one to three percent long term assumed annual growth rate of cash flows for periods after the long range forecast.  We generally develop these forecasts based upon, among other things, recent sales data for existing products, and estimated U.S. housing starts.

When necessary, an impairment loss is recognized to the extent that a reporting unit’s recorded goodwill exceeds its implied fair value.

We did not recognize any impairment charges for goodwill for the years ended December 31, 2016, 2015, and 2014.  As of December 31, 2016, net goodwill reflected $762.0 million of accumulated impairment losses, relating primarily to impairment charges taken in 2008-2010 following the substantial decrease in U.S. housing starts after the financial crisis of 2007-2008.

Intangible assets with finite useful lives are amortized using the straight line method over their estimated useful lives.  We evaluate the remaining useful lives of amortizable identifiable intangible assets at each reporting period to determine whether events and circumstances warrant a revision to the remaining periods of amortization.

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

In a prior period, we had recorded a valuation allowance against our U.S. Federal and certain state deferred tax assets as a non‑cash charge to income tax expense.  In reaching this conclusion, we considered the significant decline in residential new construction, high level of foreclosure activity, and the slower than anticipated recovery in the U.S. housing market which led to U.S. operating losses, causing us to be in a three-year cumulative U.S. loss position.

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

The reduction in the valuation allowance in 2015 resulted in a net positive income tax benefit of $5.0 million and a negative effective tax rate of 6.8 percent for the year.  Excluding the valuation allowance release of $35.5 million, our effective tax rate would have been 41.0 percent for the year ended December 31, 2015, comprised of a 35.0 percent U.S. Federal statutory rate and 6.0 percent of State and local taxes, net of U.S. Federal tax benefit and Other, net.  This rate is higher than would normally be expected due to various nondeductible expenses related to the Separation transaction and other adjustments primarily related to the Separation.

In the fourth quarter of 2016 we recorded a $0.8 million tax benefit from the release of the valuation allowance against certain state deferred tax assets (primarily State net operating losses) due primarily to a return to sustainable profitability in our U.S. operations.  In reaching this conclusion, we considered the Company’s strong results though out the 2016 year reflecting (i) continued improvement in both new home construction and repair/remodel activity in the U.S. and (ii) the Company’s ability to function as a standalone business.  We also considered our continued progress on strategic initiatives to reduce costs and expand the breadth of our market positions, which contributed to the continued improvement in our operations over the past few years.  This was the Company’s last remaining valuation allowance.

The reduction in the valuation allowance in 2016 resulted in a net positive income tax benefit of $0.8 million and an effective tax rate of 37.6 percent for the year.  Excluding the valuation allowance release of $0.8 million, our effective tax rate would have been 38.3 percent for the year ended December 31, 2016, comprised of a 35.0 percent U.S. Federal statutory rate and 5.7 percent of State and local taxes, net of U.S. Federal tax benefit, a 1.7 percent benefit from the Domestic Production Activities Credit and 0.7 percent benefit of Other, net.

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

Off-Balance Sheet Arrangements

As of December 31, 2016 and 2015, other than operating leases, letters of credit issued under our revolving credit facility, and performance and license bonds, we had no material off-balance sheet arrangements.

Contractual Obligations

The following table provides payment obligations related to current contracts at December 31, 2016, in thousands:

	Payments Due by Period
	2017	2018	2019	2020	2021	Thereafter	Total
Operating leases	$37,404	$28,329	$19,133	$9,634	$3,545	$7,384	$105,429
Principal repayments of long-term debt	20,000	20,000	25,000	115,000	—	—	180,000
Interest payments on long-term debt (a)	3,640	3,218	2,783	1,174	—	—	10,815
Standby Letters of Credit and Commitment Fees (b)	968	968	968	485	—	—	3,389
Total	$62,012	$52,515	$47,884	$126,293	$3,545	$7,384	$299,633

(a)	Interest has been calculated using the interest rate on our long-term debt as of December 31, 2016, of 2.11%.
(b)	Assumes our standby letters of credit remain constant during the term of our credit facility.

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

Interest payable on both the term loan facility and revolving facility are based on a variable interest rate.  As of December 31, 2016, we had $180.0 million outstanding under our term loan facility.  As a result, we are exposed to market risks related to fluctuations in interest rates on our outstanding indebtedness.  For additional information on our credit agreement and how our interest rate is determined, see Item 8, Financial Statements and Supplementary Data, Note 5 - Long-Term Debt.  Based on the current interest rate of 2.11 percent under the senior secured term loan facility, as of December 31, 2016, a 100 basis point increase in the interest rate would result in a $1.7 million increase in our annual interest expense for the year ending December 31, 2017.  There was no outstanding balance under the revolving facility as of December 31, 2016 and 2015.

Item 8.  FINANCIAL STATEMENTS

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Shareholders of TopBuild Corp.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(i) present fairly, in all material respects, the financial position of TopBuild Corp. and its subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(ii) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in 2016).  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/PricewaterhouseCoopers LLP

Orlando, Florida

February 28, 2017

TOPBUILD CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands except share amounts)

	As of December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$134,375	$112,848
Receivables, net of an allowance for doubtful accounts of $3,374 and $3,399 at December 31, 2016 and December 31, 2015, respectively	252,624	235,549
Inventories, net	116,190	118,701
Prepaid expenses and other current assets	23,364	13,263
Total current assets	526,553	480,361

Property and equipment, net	92,760	93,066
Goodwill	1,045,058	1,044,041
Other intangible assets, net	2,656	1,987
Deferred tax assets, net	19,469	20,549
Other assets	3,623	2,245
Total assets	$1,690,119	$1,642,249

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$241,534	$253,311
Current portion of long-term debt	20,000	15,000
Accrued liabilities	64,399	58,369
Total current liabilities	325,933	326,680

Long-term debt	158,800	178,457
Deferred tax liabilities, net	193,715	181,254
Long-term portion of insurance reserves	38,691	39,655
Other liabilities	433	474
Total liabilities	717,572	726,520

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value: 10,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value: 250,000,000 shares authorized; 38,488,825 issued and 37,815,199 outstanding at December 31, 2016, and 38,217,647 shares issued and outstanding at December 31, 2015	385	377
Treasury stock, 673,626 shares at December 31, 2016, at cost	(22,296)	—
Additional paid-in capital	845,476	838,976
Retained earnings	148,982	76,376
Total equity	972,547	915,729
Total liabilities and equity	$1,690,119	$1,642,249

See notes to our consolidated financial statements.

TOPBUILD CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per common share amounts)

	Year Ended December 31,
	2016	2015	2014
Net sales	$1,742,850	$1,616,580	$1,512,077
Cost of sales	1,342,506	1,258,551	1,180,409
Gross profit	400,344	358,029	331,668

Selling, general, and administrative expense	278,740	274,498	290,951
Operating profit	121,604	83,531	40,717

Other income (expense), net:
Interest expense	(5,608)	(9,465)	(12,404)
Other, net	277	49	25
Other expense, net	(5,331)	(9,416)	(12,379)
Income from continuing operations before income taxes	116,273	74,115	28,338

Income tax (expense) benefit from continuing operations	(43,667)	5,008	(17,842)
Income from continuing operations	72,606	79,123	10,496

Loss from discontinued operations, net	—	(152)	(1,093)
Net income	$72,606	$78,971	$9,403

Income (loss) per common share:
Basic:
Income from continuing operations	$1.93	$2.10	$0.28
Loss from discontinued operations, net	—	—	(0.03)
Net income	$1.93	$2.10	$0.25

Diluted:
Income from continuing operations	$1.92	$2.09	$0.28
Loss from discontinued operations, net	—	—	(0.03)
Net income	$1.92	$2.09	$0.25

See notes to our consolidated financial statements.

TOPBUILD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net Cash Provided by (Used in) Operating Activities:
Net income	$72,606	$78,971	$9,403
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,011	12,108	26,079
Share-based compensation	7,669	4,651	3,762
Loss on sale or abandonment of property and equipment	2,737	2,334	364
Amortization of debt issuance costs	343	171	—
Provision for bad debt expense	3,292	4,219	3,563
Loss from inventory obsolescence	1,343	1,879	1,302
Non-cash employee benefit policy change	—	(9,861)	—
Deferred income taxes, net	13,540	(16,556)	16,711
Changes in certain assets and liabilities:
Receivables, net	(19,953)	(19,591)	(19,225)
Inventories, net	1,370	(13,608)	(10,287)
Prepaid expenses and other current assets	(10,102)	(9,054)	100
Accounts payable	(11,698)	24,008	44,941
Accrued liabilities	3,633	(3,746)	(4,768)
Other, net	(6)	86	(84)
Net cash provided by operating activities	76,785	56,011	71,861

Cash Flows Provided by (Used in) Investing Activities:
Purchases of property and equipment	(14,156)	(13,644)	(13,141)
Acquisition of a business	(3,476)	—	—
Proceeds from sale of property and equipment	718	805	999
Other, net	113	632	880
Net cash used in investing activities	(16,801)	(12,207)	(11,262)

Cash Flows Provided by (Used in) Financing Activities:
Net transfer from (to) Former Parent	664	72,965	(60,655)
Cash distribution paid to Former Parent	—	(200,000)	—
Proceeds from issuance of long-term debt	—	200,000	—
Repayment of long-term debt	(15,000)	(5,000)	—
Payment of debt issuance costs	—	(1,715)	—
Taxes withheld and paid on employees' equity awards	(1,825)	(171)	—
Repurchase of shares of common stock	(22,296)	—	—
Net cash (used in) provided by financing activities	(38,457)	66,079	(60,655)

Cash and Cash Equivalents
Increase (decrease) for the period	21,527	109,883	(56)
Beginning of year	112,848	2,965	3,021
End of period	$134,375	$112,848	$2,965

Supplemental disclosure of cash paid for:
Cash interest on long-term debt	$4,130	$2,233	$—
Income taxes	39,508	20,992	1,134

Supplemental disclosure of noncash investing activities:
Accruals for property and equipment	$387	$583	$—

See notes to our consolidated financial statements.

TOPBUILD CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands)

	Common	Treasury	Additional		Former
	Stock	Stock	Paid-in	Retained	Parent
	($0.01 par value)	at cost	Capital	Earnings	Investment	Equity
Balance at December 31, 2013	$—	$—	$—	$—	$1,002,682	$1,002,682
Net income	—	—	—	—	9,403	9,403
Net transfers to Former Parent	—	—	—	—	(59,794)	(59,794)
Balance at December 31, 2014	$—	$—	$—	$—	$952,291	$952,291
Net income	—	—	—	76,376	2,595	78,971
Separation-related adjustments	—	—	—	—	(118,356)	(118,356)
Reclassification of Former Parent investment in connection with the Separation	—	—	836,530	—	(836,530)	—
Issuance of common stock at Separation	377	—	(377)	—	—	—
Share-based compensation	—	—	2,823	—	—	2,823
Balance at December 31, 2015	$377	$—	$838,976	$76,376	$—	$915,729
Net income	—	—	—	72,606	—	72,606
Separation-related adjustments	—	—	664	—	—	664
Share-based compensation	—	—	7,669	—	—	7,669
Issuance of restricted share awards under long-term equity incentive plan	8	—	(8)	—	—	—
Repurchase of 673,626 shares of common stock pursuant to Share Repurchase Program	—	(22,296)	—	—	—	(22,296)
66,196 shares of common stock withheld to pay taxes on employees' equity awards	—	—	(1,825)	—	—	(1,825)
Balance at December 31, 2016	$385	$(22,296)	$845,476	$148,982	$—	$972,547

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

All intercompany transactions between the TopBuild entities have been eliminated.  Transactions between TopBuild and Masco prior to the Separation, with the exception of purchase transactions, are reflected in the Consolidated Statements of Changes in Equity as “Former Parent Investment” and in the Consolidated Statements of Cash Flows as a financing activity in “Net transfer (to) from Former Parent.”

The accompanying consolidated financial statements for the periods prior to the Separation include allocations of general corporate expenses that were incurred by Masco for functions such as corporate human resources, finance, and legal, including salaries, benefits, and other related costs.  These general corporate expenses were allocated to TopBuild on the basis of sales.  Total allocated general corporate costs were $13.6 million and $21.9 million for the years ended December 31, 2015 and 2014, respectively.  These costs were included in selling, general, and administrative expense.

Prior to the Separation, Masco incurred certain operating expenses on behalf of the Services Business which were allocated to TopBuild based on direct benefit or usage.  These allocated operating expenses were $5.6 million and $17.8 million for the years ended December 31, 2015 and 2014, respectively.  These costs were included in selling, general, and administrative expense.  An estimate of these operating expenses were allocated to each of TopBuild’s reporting segments, based on a percentage of sales.

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

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the first quarter of 2015, we identified an error related primarily to the misallocation of a favorable legal settlement to general corporate expenses of TopBuild in the fourth quarter of 2014.  The impact of the error understated the allocation of corporate expenses reported as selling, general, and administrative expense and overstated operating profit by $1.9 million.  The error was not considered material to the previously reported 2014 financial statements.  The Company recorded the correction of the error by an out-of-period adjustment in the first quarter of 2015 which is therefore reflected in the twelve months ended December 31, 2015 Consolidated Statements of Operations and Consolidated Statements of Cash Flows.

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

Revenue Recognition. We recognize revenue for our Installation segment by order within the contract, based on the amount of material installed and associated labor costs at our customers’ locations.  The amount of revenue recognized for our Installation segment, which had not been billed as of December 31, 2016 and 2015, was $28.9 million and $23.7 million, respectively.  Revenue from our distribution segment is recognized when title to products and risk of loss transfers to our customers.  At time of sale we record estimated reductions to revenue for customer programs and incentive offerings, including special pricing and other volume‑based incentives.

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

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories, net.  Inventories, net consist primarily of insulation, rain gutters, garage doors, fireplaces, fireproofing and firestopping products, roofing and shingles, shower enclosures, closet shelving, accessories, and other products.  We value inventory at the lower of cost or market, where cost is determined by the first in‑first out cost method.  Inventory value is evaluated at each balance sheet date to ensure that it is carried at the lower of cost or market.  Inventory provisions are recorded to reduce inventory to the lower of cost or market value for obsolete or slow moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions, inventory levels and turns, product spoilage, and specific identification of items such as product discontinuance, engineering/material changes, or regulatory-related changes.  As of December 31, 2016 and 2015, all inventory consisted of finished goods.

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

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill and Other Intangible Assets.  We perform our annual impairment testing of goodwill in the fourth quarter of each year, or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  We have defined our reporting units and completed the impairment testing of goodwill at the operating segment level.  Our operating segments are reporting units that engage in business activities for which discrete financial information, including long-range forecasts, are available.  When assessing goodwill for impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we perform a two-step impairment test.  If we conclude otherwise, then no further action is taken.  We also have the option to bypass the qualitative assessment and only perform a quantitative assessment, which is the first step of the two-step impairment test.  In the two-step impairment test, we compare the fair value of the reporting units to the carrying value of the reporting units for goodwill impairment testing.  Fair value for our reporting units is determined using a discounted cash flow method, which includes significant unobservable inputs (Level 3 inputs).

Determining market values using a discounted cash flow method requires us to make significant estimates and assumptions, including long term projections of cash flows, market conditions, and appropriate discount rates.  Our judgments are based upon historical experience, current market trends, consultations with external valuation specialists and other information.  In estimating future cash flows, we rely on internally generated long-range forecasts for sales and operating profits, including capital expenditures, and generally utilize a one to three percent long term assumed annual growth rate of cash flows for periods after the long-range forecast.  An impairment loss is recognized to the extent that a reporting unit’s recorded goodwill exceeds the implied fair value of goodwill.

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

Insurance Reserves.  We use a combination of high deductible insurance and matching deductible insurance for a number of risks including, but not limited to, workers’ compensation, general, vehicle, and property liabilities.  Our workers’ compensation insurance is primarily a high‑deductible insurance program and our primary general liability insurance is a matching deductible program.  We are insured for covered claims above the deductibles and retentions.  The liabilities represent our best estimate of our costs, using generally accepted actuarial reserving methods, of the ultimate obligations for reported claims plus those incurred but not reported claims through December 31, 2016 and 2015.  The accruals are adjusted as new information develops or circumstances change that would affect the estimated liability.  We also have an insurance receivable for claims that exceeded the stop loss limit included in other assets on our Consolidated Balance Sheets which offsets an equal liability included within the reserve amount recorded in other liabilities on our Consolidated Balance Sheet.  At December 31, 2016 and 2015, the amount of this receivable and liability was $3.2 million and $1.8 million, respectively.

Advertising.  Advertising costs are expensed as incurred.  Advertising expense, net of manufacturers support, was approximately $1.1 million, $1.5 million, and $2.5 million for the years ended December 31, 2016, 2015, and 2014, respectively, and is included in selling, general, and administrative expense.

Share‑based Compensation.  Our share-based compensation program currently consists of restricted share awards (RSAs) and stock option awards (“Options”).  Share-based compensation expense is reported in selling, general, and administrative expense.  We do not capitalize any compensation cost related to share-based compensation awards. The income tax benefits and deficiencies associated with share-based awards are reported as a component of income tax expense.  Excess tax benefits and deficiencies are included in cash provided by (used in) operating activities while shares withheld for tax-withholding are reported in financing activities under the caption “Taxes withheld and paid on

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

employees’ equity awards” in our Consolidated Statements of Cash Flows.  Award forfeitures are accounted for in the period they occur.  The following table details our award types and accounting policies:

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

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Adopted Accounting Pronouncements:

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-15 (“ASU 2014-15”), “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.”  This update provides guidance on Management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures in the event of such doubt.  This standard is effective for us December 2016.  Adoption of this standard did not affect our consolidated financial statements.

In March 2016, FASB issued Accounting Standards Update 2016-09 (“ASU 2016-09”), “Improvements to Employee Share-Based Payment Accounting.”  This update is intended to simplify several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.  This update is effective for annual and interim periods beginning after December 15, 2016, and early adoption is permitted.  We elected to early adopt the new guidance beginning in the third quarter of 2016.  The adoption of this update resulted in certain additional disclosures in Note 14 – Share Based Compensation as well as recognizing $0.6 million in income tax benefits for current year vesting of share-based awards.

In August 2016, the FASB issued Accounting Standards Update 2016-15 (“ASU 2016-15”) “Classification of Certain Cash Receipts and Cash Payments,” an amendment to existing guidance on presentation and classification of certain cash receipts and cash payments in the statement of cash flows.  This guidance is intended to reduce diversity in the classification of transactions related to debt prepayment or debt extinguishment costs, zero-coupon debt instrument settlements, contingent consideration payments made after a business combination, insurance claim settlements and corporate-owned life insurance settlements, distributions from equity method investments and beneficial interests in securitization transactions.  This guidance is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted.  We elected to early adopt the new guidance beginning in the fourth quarter of 2016.  The adoption of this update did not impact our consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted:

In May 2014, the FASB issued a new standard for revenue recognition, Accounting Standards Codification 606 (“ASC 606”).  Subsequent to issuing ASC 606, FASB has issued a number of updates and technical improvements which do not change the core principles of the guidance.  The purpose of ASC 606 is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability across industries.  ASC 606 is effective for us for annual periods beginning January 1, 2018, (with early adoption permitted) and allows for full retrospective or modified retrospective methods of adoption.  In determining the applicability of ASC 606, we considered the general nature of our orders is short-term, based on a single deliverable, and not accounted for under industry-specific guidance.  Our initial review has indicated additional disclosures may be necessary.  We have not yet determined an adoption date or method of adoption.

In July 2015, the FASB issued Accounting Standards Update 2015-11 (“ASU 2015-11”), “Simplifying the Measurement of Inventory.”  Under this guidance, inventory should be measured at the lower of cost and net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  This guidance is effective for fiscal years beginning after December 15, 2016.  The adoption of this amendment will not have a material impact on our financial position or results of operations.

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

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2.  RELATED PARTY TRANSACTIONS

Prior to the Separation, interest was charged each month as an adjustment to Former Parent investment in TopBuild.  Our Consolidated Statements of Operations reflect an interest expense charge of $6.3 million and $12.4 million for the years ended December 31, 2015 and 2014, respectively.  The charge was based on the monthly average intercompany balance payable to Masco based on a 12-month LIBOR plus two percent.  Transactions between us and Masco, with the exception of purchase transactions, are reflected in Consolidated Statements of Changes in Equity as “Former Parent Investment” and in the Consolidated Statements of Cash Flows as a financing activity in “Net transfer (to) from Former Parent.”  TopBuild related party purchases from Masco businesses aggregated $2.6 million and $6.7 million for the years ended December 31, 2015 and 2014, respectively, and have been included in cost of sales.  Subsequent to the Separation, any transactions with Masco are no longer considered related party and are reflected in our Consolidated Statements of Operations and included in the operating cash flow section of our Consolidated Statements of Cash Flows.

We lease certain operating facilities from certain related parties, primarily former owners (and in certain cases, current management personnel) of companies acquired.  These related party leases are immaterial to our Consolidated Statements of Operations.

3.  PROPERTY & EQUIPMENT

The following table sets forth our property and equipment by class as of December 31, 2016 and 2015, in thousands:

	As of December 31,
	2016	2015
Land and improvements	$7,907	$7,950
Buildings	38,865	39,424
Equipment	88,472	85,217
Computer hardware and software	123,725	123,550
Company vehicles	34,668	36,988
	293,637	293,129
Less: Accumulated depreciation	(200,877)	(200,063)
Total property and equipment, net	$92,760	$93,066

Depreciation expense was $11.2 million, $11.1 million, and $24.9 million for the years ended December 31, 2016, 2015, and 2014, respectively.

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  GOODWILL AND OTHER INTANGIBLES

Changes in the carrying amount of goodwill for the years ended December 31, 2016 and 2015, by segment, were as follows, in thousands:

	Gross Goodwill		Gross Goodwill	Accumulated	Net Goodwill
	at		at	Impairment	at
	December 31, 2015	Additions	December 31, 2016	Losses	December 31, 2016
Installation	$1,389,775	$1,017	$1,390,792	$(762,021)	$628,771
Distribution	416,287	—	416,287	—	416,287
Total	$1,806,062	$1,017	$1,807,079	$(762,021)	$1,045,058

	Gross Goodwill		Gross Goodwill	Accumulated	Net Goodwill
	at		at	Impairment	at
	December 31, 2014	Additions	December 31, 2015	Losses	December 31, 2015
Installation	$1,389,775	$—	$1,389,775	$(762,021)	$627,754
Distribution	416,287	—	416,287	—	416,287
Total	$1,806,062	$—	$1,806,062	$(762,021)	$1,044,041

In the fourth quarters of 2016 and 2015, we completed our annual impairment testing of goodwill.  The impairment tests in both 2016 and 2015 indicated there was no impairment of goodwill.

Other intangible assets, net includes customer relationships, non-compete agreements, and trademarks.  The following table sets forth our other intangible assets and associated amortization expense, in thousands:

	For the years ended December 31,
	2016	2015	2014
Gross definite-lived intangible assets	$20,932	$19,472
Accumulated amortization	(18,683)	(17,892)
Net definite-lived intangible assets	2,249	1,580
Indefinite-lived intangible assets not subject to amortization	407	407
Other intangible assets, net	$2,656	$1,987

Amortization expense	$795	$1,026	$1,166

The following table sets forth the amortization expense related to the definite-lived intangible assets during each of the next five years, in thousands:

Amortization Expense
2017	$494
2018	270
2019	270
2020	270
2021	226

5.  LONG-TERM DEBT

In connection with the Separation, the Company and wholly-owned domestic subsidiaries (collectively, the “Guarantors”) entered into a credit agreement and related collateral and guarantee documentation (collectively, the “Credit Agreement”) with PNC Bank, National Association, as administrative agent, and the other lenders and agents party thereto.  The Credit Agreement was executed by the parties thereto on June 9, 2015, and became effective on June 30, 2015.

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the key terms of the Credit Agreement, dollars in thousands:

Senior secured term loan facility (original borrowing)	$200,000
Additional term loan and/or revolver capacity available under incremental facility (a)	$100,000
Interest rate as of December 31, 2016	2.11%
Scheduled maturity date	6/30/2020

Senior secured revolving credit facility ("Revolving Facility")	$125,000
Sublimit for issuance of letters of credit under Revolving Facility (b)	$100,000
Sublimit for swingline loans under Revolving Facility (b)	$15,000

(a)	Subject to certain conditions (including existing or new lenders providing commitments in respect of such additional borrowing capacity).
(b)	Use of the sublimits for the issuance of letters of credit and swingline loans reduces the availability under the Revolving Facility.

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

plus, (A) in the case of Adjusted LIBOR Rate borrowings, applicable margins ranging from 1.00 percent to 2.00 percent per annum, and (B) in the case of Base Rate borrowings, spreads ranging from 0.00 percent to 1.00 percent per annum, depending on, in each of (A) and (B), the Company’s Total Leverage Ratio, defined as the ratio of debt to EBITDA, ranging from less than or equal to 1.00:1.00 to greater than 2.50:1.00.  The interest rate period with respect to the Adjusted LIBOR Rate interest rate option can be set at one-, two-, three-, or six-months, and in certain circumstances one-week or 12-months, as selected by the Company in accordance with the terms of the Credit Agreement.  The interest rate as of December 31, 2016, was 2.11  percent.  The effective interest rate on the term loan facility for the year ending December 31, 2016, was 2.16 percent.

The following table sets forth our principal payments for the following four years, as of December 31, 2016, dollars in thousands:

Future Principal
Payments
Schedule of Debt Maturity by Years:
2017	$20,000
2018	20,000
2019	25,000
2020	115,000
Total principal maturities	$180,000

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles the principal balance of our long-term debt to our Consolidated Balance Sheets as of December 31, 2016 and 2015, dollars in thousands:

	2016	2015
Current portion of long-term debt	$20,000	$15,000
Long-term portion of long-term debt	160,000	180,000
Unamortized debt issuance costs	(1,200)	(1,543)
Long-term debt	$178,800	$193,457

The Credit Agreement contains certain covenants that limit, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness or liens; to make certain investments or loans; to make certain restricted payments; to enter into consolidations, mergers, sales of material assets, and other fundamental changes; to transact with affiliates; to enter into agreements restricting the ability of subsidiaries to incur liens or pay dividends; or to make certain accounting changes.  In addition, the Credit Agreement requires us to maintain a net leverage ratio, defined as the ratio of debt (less certain cash) to EBITDA, that is less than (i) from the date the Credit Agreement is entered into through December 31, 2015, 3.50:1.00; (ii) from March 31, 2016, through September 30, 2016, 3.25:1.00; and (iii) from and after December 31, 2016, 3.00:1.00.  The Credit Agreement also requires us to maintain a minimum fixed charge coverage ratio of 1.10:1.00.  The Credit Agreement contains customary events of default.  We were compliant with all covenants as of December 31, 2016.

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

	As of December 31,
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

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Our segments are based on our operating units, for which financial information is regularly evaluated by our corporate operating executives in determining resource allocation and assessing performance.  Accounting policies for the segments are generally the same as those for the Company.  The key performance metric we use to evaluate our businesses is segment operating profit.  Operating profit for the individual segments includes corporate costs which are allocated to the segments based on various metrics including sales and headcount.

Intercompany sales from the Distribution segment to the Installation segment are recorded by the Distribution segment with a profit margin and by our Installation segment at cost.

The following table is a summary of the annual percentage of net sales by product category for the years ended December 31:

	2016	2015	2014
Insulation	71%	72%	71%
Rain gutters	7	7	7
Accessories	5	4	4
Afterpaint (shower enclosures, closet shelving, mirrors/glass, bath accessories, etc.)	3	4	4
Garage doors	2	3	3
Fireplaces	2	2	2
Roofing materials	2	2	2
Fireproofing and firestopping	2	2	1
Other	6	4	6
	100%	100%	100%

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information about us by segment is as follows, for the years ended December 31, in thousands:

	Net Sales			Operating Profit (b)
	2016	2015	2014	2016	2015	2014
Our operations by segment were (a):
Installation	$1,150,168	$1,057,553	$963,351	$97,140	$55,232	$23,970
Distribution	676,672	646,441	628,810	59,654	55,700	52,334
Intercompany eliminations and other adjustments (c)	(83,990)	(87,414)	(80,084)	(14,388)	(4,796)	(13,639)
Total	$1,742,850	$1,616,580	$1,512,077	142,406	106,136	62,665
General corporate expense, net (d)				(20,802)	(22,605)	(21,948)
Operating profit, as reported				121,604	83,531	40,717
Other expense, net				(5,331)	(9,416)	(12,379)
Income from continuing operations before income taxes				$116,273	$74,115	$28,338

	Property Additions			Depreciation and Amortization			Total Assets
	2016	2015	2014	2016	2015	2014	2016	2015
Our operations by segment were (a):
Installation	$7,584	$9,802	$9,270	$8,149	$8,371	$22,564	$934,499	$927,303
Distribution	3,348	3,123	3,871	3,604	3,699	3,515	584,421	574,601
Corporate	3,433	1,302	—	258	38	—	171,199	140,345
Total, as reported	$14,365	$14,227	$13,141	$12,011	$12,108	$26,079	$1,690,119	$1,642,249

(a)	All of our operations are located in the United States.
(b)

Segment operating profit for year ended December 31, 2016, includes an allocation of general corporate expenses attributable to the operating segments which is based on direct benefit or usage (such as salaries of corporate employees who directly support the segment).  Segment operating profit for years ended December 31, 2015 and 2014 include an estimate of general corporate expense calculated based on a percentage of sales.  For the years ended December 31, 2015 and 2014, the $7.2 million and $0.5 million differences, respectively, between estimated expense and actual corporate expense, are recorded in intercompany eliminations and other adjustments.

(c)

Intercompany eliminations include the elimination of intercompany profit of $14.4 million, $15.6 million, and $14.1 million for the years ended December 31, 2016, 2015, and 2014, respectively.  Other adjustments primarily include differences between estimated and actual corporate costs allocated to the segments for years ended December 31, 2015 and 2014, as noted in footnote (b) above.

(d)

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

Selected financial information for discontinued operations is presented in the following table, in thousands:

	Year Ended December 31,
	2016	2015	2014
Loss before income tax	$—	$(234)	$(702)
Income tax benefit (expense)	—	82	(391)
Loss from discontinued operations, net	$—	$(152)	$(1,093)

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  ACCRUED LIABILITIES

The following table sets forth the components of accrued liabilities at December 31, in thousands:

	2016	2015
Salaries, wages, and commissions	$20,684	$16,037
Insurance reserves	20,410	20,274
Other	23,305	22,058
Total accrued liabilities	$64,399	$58,369

10.  EMPLOYEE RETIREMENT PLANS

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

The expense related to our participation in the retirement plans was as follows, in thousands:

	Years Ended December 31,
	2016	2015	2014
Defined contribution plans	$3,950	$3,451	$2,983
Multi-employer plans	6,593	5,829	4,514
	$10,543	$9,280	$7,497

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

	Employer
	Identification	PPA Zone Status		Funding Plan	Contributions (in thousands)			Surcharge
Pension Fund	Number/Plan Number	2016	2015	Pending / Implemented	2016	2015	2014	Imposed
NCT	94-6050970/001	Red	Red	Yes	$ 1,926	$ 1,730	$ 1,479	No

11.  OTHER COMMITMENTS AND CONTINGENCIES

Litigation.  On May 9, 2016, the Company was named as a defendant in a breach of contract action related to our termination of an insulation supply agreement with plaintiff Owens Corning Sales, LLC. The complaint seeks damages and declaratory relief. We have counterclaimed for breach of contract related to Owens Corning’s failure to honor the supply agreement’s pricing provisions. The case is pending in the Court of Common Pleas for Lucas County, Ohio and a jury trial is presently scheduled for October 2017. We are defending this lawsuit vigorously. However, at this stage of the litigation, we are unable to predict the ultimate outcome or estimate a range of reasonably possible losses, if any.

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We are subject to certain other claims, charges, litigation, and other proceedings in the ordinary course of our business, including those arising from or related to contractual matters, intellectual property, personal injury, environmental matters, product liability, product recalls, construction defects, insurance coverage, personnel and employment disputes, antitrust, and other matters, including class actions.  We believe we have adequate defenses in these other matters and we do not believe that the ultimate outcome of these other matters will have a material adverse effect on us.  However, there is no assurance that we will prevail in any of these pending matters, and we could in the future incur judgments, enter into settlements of claims, or revise our expectations regarding the outcome of these matters, which could materially impact our liquidity and our results of operations.

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

	As of December 31,
	2016	2015
Performance bonds	$22,312	$19,475
Licensing, insurance, and other bonds	13,480	9,976
Total	$35,792	$29,451

Our rental expense was as follows, in thousands:

Rent Expense
2016	$51,505
2015	46,431
2014	39,387

Future minimum lease payments at December 31, 2016 were as follows, in thousands:

Minimum Lease Payments
2017	$37,404
2018	28,329
2019	19,133
2020	9,634
2021	3,545
2022 & Thereafter	7,384

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  INCOME TAXES

(In thousands)	2016	2015	2014
Income from continuing operations before income taxes:
U.S.	$116,273	$74,115	$28,338
Income tax expense (benefit) on income from continuing operations:
Currently payable:
U.S. Federal	$24,594	$9,656	$(28)
State and local	3,646	1,811	1,162
Deferred:
U.S. Federal	10,966	12,633	14,943
State and local	4,461	(29,108)	1,765
	$43,667	$(5,008)	$17,842
Deferred tax assets at December 31:
Receivables, net	$1,830	$1,888
Inventories, net	1,614	1,484
Other assets, principally share-based compensation	2,198	1,883
Accrued liabilities	10,514	11,095
Long-term liabilities	13,731	15,957
Net operating loss carryforward	17,979	31,197
	47,866	63,504
Valuation allowance	—	(815)
	47,866	62,689
Deferred tax liabilities at December 31:
Property and equipment, net	14,703	13,899
Intangibles, net	207,116	207,589
Other	293	1,906
	222,112	223,394
Net deferred tax liability at December 31	$174,246	$160,705

As noted in Note 1 – Summary of Significant Accounting Policies, we early adopted ASU 2016-09 “Improvements to Employee Share-Based Payment Accounting.”  As a result, a tax benefit of $0.6 million related to share-based compensation was recognized in income tax expense for 2016.

At December 31, 2016 the net deferred tax liability of $174.2 million consisted of net long-term deferred tax assets of $19.5 million and net long-term deferred tax liabilities of $193.7 million.  At December 31, 2015 the net deferred tax liability of $160.7 million consisted of net long-term deferred tax assets of $20.6 million and net long-term deferred tax liabilities of $181.3 million.  For 2016, for the purpose of this footnote, we have changed the presentation of the deferred assets and deferred liabilities to show the State deferreds net of Federal benefit.  For 2015 and prior years the Federal benefit of State deferred assets and liabilities were shown net in the Other category of deferred tax liabilities.  For most categories the change in presentation is not material.  However, the change in presentation in the net operating loss carry forward is significant as all are related to State net operating losses.  The 2016 deferred tax asset related to the net operating loss carryforward is $27.6 million before the Federal benefit of State tax deduction is taken into account.

The deferred portion of state and local taxes includes a $(0.8) million, $(33.7) million, and $(2.0) million tax benefit resulting from a change in the valuation allowance against state and local deferred tax assets in the years ending December 31, 2016, 2015, and 2014, respectively.  As of December 31, 2016 there are no remaining valuation allowances in place.

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

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

If, based upon all available evidence, both positive and negative, it is more likely than not (more than 50 percent likely) such deferred tax assets will not be realized, a valuation allowance is recorded. Significant weight is given to positive and negative evidence that is objectively verifiable. A company’s three‑year cumulative loss position is significant negative evidence in considering whether deferred tax assets are realizable.  Accounting guidance restricts the amount of reliance we can place on projected taxable income to support the recovery of deferred tax assets.

In a prior period, we had recorded a valuation allowance against certain state deferred tax assets as a non‑cash charge to income tax expense.  In reaching this conclusion, we considered the significant decline in residential new construction, high level of foreclosure activity, and the slower than anticipated recovery in the U.S. housing market which led to U.S. operating losses, causing us to be in a three‑year cumulative U.S. loss position.

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

In the fourth quarter of 2016 we recorded a $0.8 million tax benefit from the release of the valuation allowance against certain state deferred tax assets (primarily State net operating losses) due primarily to a return to sustainable profitability in our U.S. operations.  In reaching this conclusion, we considered the Company’s strong results though out the 2016 year reflecting (i) continued improvement in both new home construction and repair/remodel activity in the U.S. and (ii) the Company’s ability to function as a standalone business.  We also considered our continued progress on strategic initiatives to reduce costs and expand the breadth of our market positions, which contributed to the continued improvement in our operations over the past few years.  This was the Company’s last remaining valuation allowance.

For activity through the first six months of 2015 we filed tax returns as a member of the Masco consolidated group for federal and certain state jurisdictions.  As a result, certain tax attributes, primarily the net operating loss carryforward, are treated as an asset of the Masco group and may be utilized by the Masco group through the end of December 31, 2015, Masco’s tax year-end.  All of our U.S. Federal net operating loss carryforward and certain state net operating loss carryforwards were utilized by the Masco consolidated group.  In accordance, as of December 31, 2015, the deferred tax assets relating to the net operating loss carryforwards for federal and certain state jurisdictions were transferred to Masco in the amount of $401 million, with a similar transfer of the related valuation allowance.

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Due to the fact that TopBuild’s current income tax expense is based on a full year, notwithstanding that it was a member of Masco’s consolidated group through June 30, 2015, an adjustment of $2.6 million was required to be made to equity to record the appropriate current income tax payable on a standalone basis.

Of the deferred tax asset related to the net operating loss at December 31, 2016, $18.0 million will expire between 2021 and 2036.    Of the deferred tax asset related to the net operating loss at December 31, 2015, $31.2 million will expire between 2020 and 2035.

A reconciliation of the U.S. Federal statutory tax rate to the income tax expense (benefit) on income from continuing operations was as follows:

	2016	2015	2014
U.S. Federal statutory tax rate	35.0%	35.0%	35.0%
State and local taxes, net of U.S. Federal tax benefit	5.7	(24.4)	6.7
Valuation allowance	(0.7)	(18.2)	20.1
Domestic Production Activities Deduction	(1.7)	—	—
Other, net	(0.7)	0.8	1.2
Effective tax rate	37.6%	(6.8)%	63.0%

The reduction in the valuation allowance resulted in a negative effective tax rate for 2015.

Income taxes paid were $39.5 million, $21.0 million, and $1.1 million during the years ended December 31, 2016, 2015, and 2014, respectively.  The Domestic Production Activities Deduction, under IRC §199, became a material factor in the company’s effective tax rate for 2016.  The company’s lower taxable income limited the Domestic Production Activities Deduction for the years ended December 31, 2015 and 2014.

We file income tax returns in the U.S. Federal jurisdiction and various state and local jurisdictions.  For periods prior to the Separation we, as a member of the Masco consolidated group, participated in the Compliance Assurance Program (“CAP”).  CAP is a real-time audit of the U.S. Federal income tax return that allows the Internal Revenue Service (“IRS”), working in conjunction with Masco, to determine tax return compliance with the U.S. Federal tax law prior to filing the return.  This program provided us with greater certainty about our tax liability for a given year within months, rather than years, of filing the annual tax return and greatly reduced the need for recording a liability for U.S. Federal uncertain tax positions.  The IRS has completed their examination of the Masco consolidated U.S. Federal tax return in which we were included through the year ended December 31, 2015. With few exceptions, we are no longer subject to state income tax examinations on filed returns for years before 2011.

At December 31, 2016, there are no liabilities related to uncertain tax positions.  We have not incurred any interest related to the underpayment of income taxes or penalties related to tax positions not meeting the minimum statutory threshold to avoid payment of penalties in the year ended December 31, 2016.

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  INCOME (LOSS) PER SHARE

Basic net income per share is calculated by dividing net income by the weighted average shares outstanding during the period, without consideration for common stock equivalents.

Diluted net income per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method.

For comparative purposes, the computation of basic and diluted earnings per common share for the year ended December 31, 2014, was calculated using the shares distributed at Separation.

Basic and diluted income (loss) per share were computed as follows, in thousands (except share and per share amounts):

	Years Ended December 31,
	2016	2015	2014
Income from continuing operations	$72,606	$79,123	$10,496
Loss from discontinued operations, net	—	(152)	(1,093)
Net income - basic and diluted	$72,606	$78,971	$9,403

Weighted average number of common shares outstanding - basic	37,585,777	37,674,913	37,667,947

Dilutive effect of common stock equivalents:
RSAs with service-based conditions	192,705	93,688	—
RSAs with market-based conditions	28,307	—	—
RSAs with performance-based conditions	—	—	—
Stock options	60,423	12,274	—

Weighted average number of common shares outstanding - diluted	37,867,212	37,780,875	37,667,947

Basic income (loss) per common share:
Income from continuing operations	$1.93	$2.10	$0.28
Loss from discontinued operations, net	—	—	(0.03)
Net income	$1.93	$2.10	$0.25

Diluted income (loss) per common share:
Income from continuing operations	$1.92	$2.09	$0.28
Loss from discontinued operations, net	—	—	(0.03)
Net income	$1.92	$2.09	$0.25

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes shares excluded from the calculation of diluted income (loss) per share because their effect would have been anti-dilutive:

	Years Ended December 31,
	2016	2015	2014
Anti-dilutive common stock equivalents:
RSAs with service-based conditions	35,182	17,366	—
RSAs with market-based conditions	6,323	—	—
RSAs with performance-based conditions	—	—	—
Stock options	432,287	127,872	—
Total anti-dilutive common stock equivalents:	473,792	145,238	—

On June 30, 2015, we distributed 37.7 million shares of our common stock to Masco shareholders in conjunction with the Separation.

14.  SHARE-BASED COMPENSATION

Prior to the Separation, our eligible employees participated in the Masco share-based compensation program and received RSAs and Options.  Effective July 1, 2015, our eligible employees currently participate in the 2015 TopBuild Long-Term Incentive Plan, as amended from time to time (the “2015 Plan”).  The 2015 Plan authorizes the Board of Directors to grant stock options, stock appreciation rights, restricted shares, restricted share units, performance awards, and dividend equivalents.  All grants are made by issuing new shares and no more than 4.0 million shares of common stock may be issued under the 2015 Plan.  As of December 31, 2016, we had 3.0 million shares available under the 2015 plan.

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

The following table presents the amounts recognized in our Consolidated Statements of Operations, in thousands:

	Year Ended December 31,
	2016	2015	2014
Share-based compensation expense	$7,669	$4,651	$3,762
Income tax benefit realized from award vestings	$588	$—	$—

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of our share-based compensation activity for the year ended December 31, 2016, in thousands, except per share amounts:

	Restricted Share Awards		Stock Options
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance December 31, 2015	586.6	$21.97	387.6	$9.35	$24.03	$2,611.7
Granted	347.3	$29.03	409.3	$10.20	$26.30
Converted/Exercised	(216.1)	$21.12	(16.1)	$10.34	$26.75	$156.2
Forfeited	(64.7)	$24.91	(68.8)	$10.28	$26.56
Balance December 31, 2016	653.1	$25.71	712.0	$9.73	$25.03	$7,525.8

Exercisable December 31, 2016 (a)			108.1	$7.95	$20.31	$1,653.6

(a)	The weighted average remaining contractual term for vested options is 6.4 years.

As of December 31, 2016, we had unrecognized share-based compensation expense relating to unvested awards as shown in the following table, dollars in thousands:

	As of December 31, 2016
	Unrecognized Compensation Expense on Unvested Awards	Weighted Average Remaining Vesting Period
Restricted stock awards	$11,670	1.6 years
Stock options	4,629	1.6 years
Total unrecognized compensation expense related to unvested awards	$16,299

Our RSAs with performance-based conditions are evaluated on a quarterly basis with adjustments to compensation expense based on the likelihood of the performance target being achieved or exceeded.  The following table shows the range of payouts and the related expense for our outstanding RSAs with performance-based conditions, in thousands:

		Payout Ranges and related expense
RSAs with performance-based conditions	Grant Date Fair Value	0%	25%	100%	200%
February 22, 2016	$2,129	$—	$532	$2,129	$4,258

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of our RSAs with a market-based condition granted under the 2015 Plan was determined using a Monte Carlo simulation.  The following are key inputs in the Monte Carlo analysis for awards granted in 2016:

2016
Remaining measurement period (years)	2.86
Risk free interest rate	0.90%
Dividend yield	0.00%
Estimated fair value of market-based RSAs granted	$33.77

The fair value of Options granted under the 2015 Plan was calculated using the Black-Scholes Options Pricing Model.  The following table presents the assumptions used to estimate the fair values of the options granted in 2016 and 2015:

	2016	2015
Risk free interest rate	1.51%	1.82%
Expected volatility, using historical return volatility and implied volatility	38.00%	37.00%
Expected life (in years)	6.00	6.00
Dividend yield	0.00%	0.00%
Estimated fair value of options granted	$10.20	$10.44

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth our quarterly results for each quarter of the years ending December 31, 2016 and 2015, in thousands (except per share amounts):

	2016
	Q1	Q2	Q3	Q4	Total Year (a)
Net sales	$414,024	$431,589	$453,102	$444,135	$1,742,850
Gross profit	89,455	97,688	108,139	105,062	400,344
Operating profit	19,767	26,790	39,101	35,944	121,604
Income from continuing operations	11,116	15,615	24,566	21,307	72,606
Net income	$11,116	$15,615	$24,566	$21,307	$72,606

Basic income per common share:
Income from continuing operations	$0.29	$0.41	$0.65	$0.57	$1.93
Net income	$0.29	$0.41	$0.65	$0.57	$1.93

Diluted income per common share:
Income from continuing operations	$0.29	$0.41	$0.65	$0.57	$1.92
Net income	$0.29	$0.41	$0.65	$0.57	$1.92

	2015
	Q1 (b)	Q2	Q3	Q4	Total Year (a)
Net sales	$358,460	$403,761	$427,888	$426,471	$1,616,580
Gross profit	73,816	85,690	94,002	104,521	358,029
Operating profit (loss)	(1,147)	11,490	30,191	42,997	83,531
Income (loss) from continuing operations	(3,800)	6,630	16,624	59,669	79,123
Income (loss) from discontinued operations, net	1	(235)	—	82	(152)
Net income (loss)	$(3,799)	$6,395	$16,624	$59,751	$78,971

Basic income (loss) per common share:
Income (loss) from continuing operations	$(0.10)	$0.18	$0.44	$1.58	$2.10
Loss from discontinued operations, net	—	(0.01)	—	—	—
Net income (loss)	$(0.10)	$0.17	$0.44	$1.58	$2.10

Diluted income (loss) per common share:
Income (loss) from continuing operations	$(0.10)	$0.18	$0.44	$1.57	$2.09
Loss from discontinued operations, net	—	(0.01)	—	—	—
Net income (loss)	$(0.10)	$0.17	$0.44	$1.57	$2.09

(a)	Due to rounding, the sum of quarterly results may not equal the total for the year. Additionally, quarterly and year-to-date computations of per share amounts are made independently.
(b)	For comparative purposes, the computation of basic and diluted earnings per common share for the first quarter of 2015 was calculated using the shares distributed at Separation.

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.  CLOSURE COSTS

We continuously evaluate our national footprint to ensure we are strategically located throughout the U.S. to serve our customers and position ourselves for continued growth.  As a result of this evaluation, management approved a plan to close 13 locations within our Installation and Distribution segments during the first half of 2016.  In conjunction with this evaluation, we eliminated certain positions at our corporate headquarters located in Daytona Beach, Florida.  We recognized expenses related to branch closures and position eliminations at the time of announcement or notification.  Such costs included termination and other severance benefits, lease abandonment costs, and other contract termination costs.  We incurred $0.9 million of closure and position elimination costs, primarily in our Installation segment, during the year ended December 31, 2016, related to this announcement.  Closure costs are reflected in our Consolidated Statements of Operations as selling, general, and administrative expense.

17.  BUSINESS COMBINATIONS

On August 16, 2016, we acquired substantially all of the assets of Valley Insulation, Inc. (“Valley”), a Virginia-based residential insulation installer.  The purchase price consisted of cash, funded by operations, of approximately $3.5 million.  The Valley acquisition is immaterial to the Company’s financial position and results of operations.

18.  SHARE REPURCHASE PROGRAM

On March 1, 2016, our Board of Directors authorized a $50 million share repurchase program, which expired on February 28, 2017.

The following table sets forth our share repurchases:

Year Ended December 31,
2016
Number of shares purchased	673,626
Share repurchase cost (in thousands)	$22,296
Average price per share	$33.10

19.  SUBSEQUENT EVENTS

On January 17, 2017, we acquired substantially all of the assets of Midwest Fireproofing, LLC, a heavy commercial fireproofing and insulation company with locations in Chicago and Indianapolis.  The acquisition was accounted for as a business combination under ASC Topic 805, “Business Combinations.”  The purchase price consisted of cash, funded by operations, of approximately $12.2 million.  During the measurement period, we expect to receive additional detailed information to complete the purchase price allocation.

On February 24, 2017, the Company’s Board of Directors authorized a share repurchase program (the “2017 Share Repurchase Program”), pursuant to which the Company may purchase up to $200 million of the Company’s common stock.  Share repurchases may be executed through various means including, without limitation, open market purchases, privately negotiated transactions, or otherwise.  The 2017 Share Repurchase Program does not obligate the Company to purchase any shares and expires February 24, 2019.  Authorization for the Share Repurchase Program may be terminated, increased, or decreased by the Company’s Board of Directors at its discretion at any time.

On February 27, 2017, the Company successfully completed the acquisition of substantially all of the assets of Bella Insulations, Inc., DBA EcoFoam/Insulutions, and MR Insulfoam.  EcoFoam/Insulutions is a residential and light commercial insulation installation company with locations in Colorado Springs and Denver, Colorado. MR Insulfoam is a residential insulation installation company located in Norwalk, Connecticut.  While expected to be accretive to our results of operations these acquisitions are not material to our overall financial position.

TOPBUILD CORP.
SCHEDULE II.  VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	For the years ended December 31, 2016, 2015, and 2014
Column A	Column B	Column C				Column D		Column E

		Additions
	Balance at	Charged to	Charged to					Balance at
	Beginning of	Costs and	Other					End of
Description	Period	Expenses	Accounts			Deductions		Period
Allowances for doubtful accounts, deducted from
accounts receivable in the balance sheet:
2016	$3,399	$3,292	$	―		$(3,317)	(a)	$3,374
2015	$3,961	$4,219	$	―		$(4,781)	(a)	$3,399
2014	$4,578	$3,563	$	―		$(4,180)	(a)	$3,961

Valuation allowance on deferred tax assets:
2016	$815	$ ―	$	―		$(815)		$ ―
2015	$454,610	$ ―	$	―		$(453,795)	(b)	$815
2014	$452,600	$3,950		$(1,940)	(c)	$ ―		$454,610

(a)	Deductions representing uncollectible accounts written off, less recoveries of accounts written off in prior years.
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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of December 31, 2016.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013).  Based on our assessment and those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing under Item 8, Financial Statements and Supplementary Data, Report of Independent Registered Certified Public Accounting Firm on Internal Control over Financial Reporting.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the most recent fiscal quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. – OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information required by this item will be set forth under the headings “Corporate Governance,” “Proposal 1: Election of Directors,” “Board of Directors and Committees,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2017 Annual Meeting of Stockholders (“2017 Proxy Statement”) to be filed with the SEC within 120 days of the year ended December 31, 2016, and is incorporated herein by reference.

Our Board of Directors adopted a Code of Business Ethics (the “Code”) that applies to all of our employees, officers, and directors, including our Chief Executive Officer, Chief Financial Officer, and other senior officers, in accordance with applicable rules and regulations of the SEC and the NYSE.  Our Code is available on our website at http://www.topbuild.com/Investors/Corporate-Governance/Governance-Documents/.  We will disclose any amendments to or waivers of this Code for directors, executive officers, or senior officers on our website.

Item 11.  EXECUTIVE COMPENSATION

Information required by this item will be set forth under the headings “Director Compensation,” “Director Compensation Table,” “Compensation Committee Report,” “Compensation of Executive Officers,” and “Corporate Governance” in our 2017 Proxy Statement, and is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

Information required by this item will be set forth under the heading “Common Stock Ownership of Officers, Directors, and Significant Stockholders” and “Equity Compensation Plan Information” in our 2017 Proxy Statement, and is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item will be set forth under the heading “Corporate Governance” and related subsections within our 2017 Proxy Statement, and is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item will be set forth under the heading “Proposal 2 - Ratification of the Appointment of Independent Registered Public Accounting Firm” in our 2017 Proxy Statement, and is incorporated herein by reference.

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

a.	Listing of Documents:

i.

Financial Statements.  Our Consolidated Financial Statements included in Item 8 hereof, as required at December 31, 2016 and 2015, and for the years ended December 31, 2016, 2015, and 2014, consist of the following:

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Consolidated Statements of Changes in Equity

Notes to Consolidated Financial Statements

ii.	Financial Statement Schedule. Our Financial Statement Schedule appended hereto, as required for the years ended December 31, 2016, 2015, and 2014 consists of the following:

II. Valuation and Qualifying Accounts

iii.	Exhibits. See separate Index to Exhibits hereafter.

Item 16.  FORM 10-K SUMMARY

None

INDEX TO EXHIBITS

		Incorporated By Reference			Filed
Exhibit No.	Exhibit Title	Form	Exhibit	Filing Date	Herewith
2.1†	Separation and Distribution Agreement, dated as of June 29, 2015, by and between Masco Corporation and TopBuild Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2015).	10-Q	2.1	11/3/2015

3.1	Amended and Restated Certificate of Incorporation of TopBuild Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2015).	10-Q	3.1	11/3/2015

3.2	Amended and Restated Bylaws of TopBuild Corp. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2015).	10-Q	3.2	11/3/2015

10.1	Credit Agreement, dated as of June 9, 2015, among TopBuild Corp. and PNC Bank, National Association, as administrative agent, and the other lenders and agents party thereto.	10-Q	10.1	11/3/2015

10.2	Tax Matters Agreement, dated as of June 29, 2015, between Masco Corporation and TopBuild Corp. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 6, 2015).	10-Q	10.2	11/3/2015

10.3	Transition Services Agreement, dated as of June 29, 2015, by and between Masco Corporation and TopBuild Corp. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2015).	10-Q	10.3	11/3/2015

10.4	Employee Matters Agreement, dated as of June 29, 2015, by and between Masco Corporation and TopBuild Corp. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2015.	10-Q	10.4	11/3/2015

10.5	TopBuild Corp. 2015 Long Term Stock Incentive Plan.	10-Q	10.5	11/3/2015

10.6	Form of Restricted Stock Award under the TopBuild Corp. 2015 Long-Term Stock Incentive Plan.	10-Q	10.6	11/3/2015

10.7	Form of Non-Qualified Stock Option Award under the TopBuild Corp. 2015 Long-Term Stock. Incentive Plan.	10-Q	10.7	11/3/2015

10.8	Form of Restricted Stock Award for Non-Employee Directors under the TopBuild Corp. 2015 Long Term Stock Incentive Plan.	10-Q	10.8	11/3/2015

10.9	Form of Performance Restricted Stock Award under the TopBuild Corp. 2015 Long-Term Incentive Plan	10-K	10.9	3/3/2016

10.10	TopBuild Corp. Executive Severance Plan	10-K	10.10	3/3/2016

10.11	Change in Control and Severance Agreement between Gerald Volas and TopBuild Corp.	10-K	10.11	3/3/2016

		Incorporated By Reference			Filed
Exhibit No.	Exhibit Title	Form	Exhibit	Filing Date	Herewith
10.1	1st Amendment to Credit Agreement, dated May 9, 2016, among TopBuild Corp. and PNC Bank, National Association, as administrative agent, and the other lenders and agents party thereto	10-Q	10.1	5/11/2016

10.2	Amended and Restated TopBuild Corp. 2015 Long Term Stock Incentive Plan ("A&R LTIP")	10-Q	10.2	5/11/2016

10.3	Form of Restricted Stock Award ("RSA") Agreement under A&R LTIP	10-Q	10.3	8/4/2016

10.4	Form of Performance RSA Agreement (EPS) under A&R LTIP	10-Q	10.4	8/4/2016

10.5	Form of Performance RSA Agreement (RTSR) under A&R LTIP	10-Q	10.5	8/4/2016

10.6	Form of Option Award Agreement under A&R LTIP	10-Q	10.6	8/4/2016

10.7	Form of RSA Agreement for Non-Employee Director under A&R LTIP	10-Q	10.7	8/4/2016

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1‡	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2‡	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

	†The schedules to this agreement are omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to supplementally furnish to the SEC, upon request, a copy of any omitted schedule
	‡Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOPBUILD CORP.

By:	/s/ John S. Peterson
Name:	John S. Peterson
Title:	Vice President and Chief Financial Officer

February 28, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gerald Volas	Director, Chief Executive Officer	February 28, 2017
Gerald Volas	(Principal Executive Officer)

/s/ John S. Peterson	Vice President, Chief Financial Officer	February 28, 2017
John S. Peterson	(Principal Financial Officer)

/s/ Paul Joachimczyk	Vice President, Controller	February 28, 2017
Paul Joachimczyk	(Principal Accounting Officer)

/s/ Alec C. Covington*	Chairman of the Board	February 28, 2017
Alec C. Covington

/s/ Dennis W. Archer*	Director	February 28, 2017
Dennis W. Archer

/s/ Carl T. Camden*	Director	February 28, 2017
Carl T. Camden

/s/ Joseph S. Cantie*	Director	February 28, 2017
Joseph S. Cantie

/s/ Mark A. Petrarca*	Director	February 28, 2017
Mark A. Petrarca

/s/ Margaret M. Whelan*	Director	February 28, 2017
Margaret M. Whelan

*By:	/s/ Michelle A. Friel
Michelle A. Friel
Attorney-in-Fact
pursuant to a power of attorney