Form 10-Q
period 2017-03-31
TopBuild Corp
filed 2017-05-09
CIK 1633931

UNITED STATES

SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                  ☒ Yes            ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).          ☒ Yes            ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Smaller reporting company  ☐    Non-accelerated filer  ☐ (Do not check if a smaller reporting company)

Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes            ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at May 2, 2017
Common stock, par value $0.01 per share	37,040,794

TOPBUILD CORP.

GLOSSARY

We use acronyms and other defined terms for certain business terms and abbreviations throughout this quarterly report on form 10-Q, as defined on the acronyms list and glossary below:

Term	Definition
2015 LTIP	2015 TopBuild Long-Term Incentive Plan, as amended from time to time
2016 Repurchase Program	$50 million share repurchase program authorized March 1, 2016
2017 Repurchase Program	$200 million share repurchase program authorized February 24, 2017
ASC	Accounting Standards Codification
Amendment No. 1	1st Amendment to the "Credit Agreement"
ASU	Accounting Standards Update
Board	Board of Directors
Capital	Capital Insulation, Inc.
Credit Agreement	Senior secured credit agreement and related collateral and guarantee documentation
EcoFoam	Bella Insulutions Inc., DBA EcoFoam/Insulutions
Effective Date	June 30, 2015, the date of the "Separation"
ETR	Effective tax rate
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCCR	Fixed charge coverage ratio
Former Parent	See "Masco"
GAAP	Generally Accepted Accounting Principles in the United States of America
Guarantors	See "TopBuild"
Masco	Masco Corporation. Also, the "Former Parent"
Midwest	Midwest Fireproofing, LLC
MR Insulfoam	MR Insulfoam, LLC
NOL	Net operating loss
NYSE	New York Stock Exchange
Options	Stock option awards
Owens	Owens Corning Sales, LLC
RSA	Restricted stock award
Revolving Facility	Senior secured revolving credit facility under the "Credit Agreement"
SEC	United States Securities and Exchange Commission
Separation	Distribution of 100 percent of the outstanding capital stock of TopBuild to holders of Masco common stock
Services Business	Masco's Installation and Other Services segment, spun-off as TopBuild
Superior	Superior Insulation Products, LLC
TopBuild	TopBuild Corp. and its wholly-owned consolidated domestic subsidiaries. Also, the "Company," "we," "us," and "our"

PART I – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

TOPBUILD CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands except share data)

	As of
	March 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$80,370	$134,375
Receivables, net of an allowance for doubtful accounts of $3,633 and $3,374 at March 31, 2017, and December 31, 2016, respectively	269,359	252,624
Inventories, net	112,633	116,190
Prepaid expenses and other current assets	27,592	23,364
Total current assets	489,954	526,553

Property and equipment, net	95,788	92,760
Goodwill	1,063,518	1,045,058
Other intangible assets, net	15,952	2,656
Deferred tax assets, net	19,469	19,469
Other assets	3,258	3,623
Total assets	$1,687,939	$1,690,119

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$226,974	$241,534
Current portion of long-term debt	20,000	20,000
Accrued liabilities	99,647	64,399
Total current liabilities	346,621	325,933

Long-term debt	153,885	158,800
Deferred tax liabilities, net	193,715	193,715
Long-term portion of insurance reserves	37,867	38,691
Other liabilities	1,892	433
Total liabilities	733,980	717,572

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value: 10,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2017, and December 31, 2016	—	—
Common stock, $0.01 par value: 250,000,000 shares authorized; 38,575,699 issued and 37,505,038 outstanding at March 31, 2017, and 38,488,825 shares issued and 37,815,199 outstanding at December 31, 2016	386	385
Treasury stock, 1,070,661 shares at March 31, 2017, and 673,626 shares at December 31, 2016, at cost	(39,675)	(22,296)
Additional paid-in capital	845,976	845,476
Retained earnings	147,272	148,982
Total equity	953,959	972,547
Total liabilities and equity	$1,687,939	$1,690,119

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands except per common share data)

	Three Months Ended March 31,
	2017	2016
Net sales	$441,363	$414,024
Cost of sales	339,735	324,569
Gross profit	101,628	89,455

Selling, general, and administrative expense (exclusive of significant legal settlement, shown separately below)	75,091	69,688
Significant legal settlement (See Note 8 – Other Commitments & Contingencies)	30,000	—
Operating (loss) profit	(3,463)	19,767

Other income (expense), net:
Interest expense	(1,370)	(1,673)
Other, net	107	75
Other expense, net	(1,263)	(1,598)
(Loss) income from continuing operations before income taxes	(4,726)	18,169

Income tax benefit (expense) from continuing operations	3,016	(7,053)
(Loss) income from continuing operations	(1,710)	11,116

Net (loss) income	$(1,710)	$11,116

Income (loss) per common share:
Basic:
(Loss) income from continuing operations	$(0.05)	$0.29
Net (loss) income	$(0.05)	$0.29

Diluted:
(Loss) income from continuing operations	$(0.05)	$0.29
Net (loss) income	$(0.05)	$0.29

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2017	2016
Net Cash Provided by (Used in) Operating Activities:
Net (loss) income	$(1,710)	$11,116
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,231	2,895
Share-based compensation	2,084	1,600
Loss on sale or abandonment of property and equipment	88	950
Amortization of debt issuance costs	86	86
Provision for bad debt expense	995	1,054
Loss from inventory obsolescence	360	335
Deferred income taxes, net	—	(3)
Changes in certain assets and liabilities:
Receivables, net	(6,568)	(8,505)
Inventories, net	4,531	10,350
Prepaid expenses and other current assets	(4,195)	7,167
Accounts payable	(17,842)	(29,846)
Accrued liabilities	33,656	6,181
Other, net	118	(27)
Net cash provided by operating activities	14,834	3,353

Cash Flows Provided by (Used in) Investing Activities:
Purchases of property and equipment	(3,800)	(2,900)
Acquisition of businesses	(41,242)	—
Proceeds from sale of property and equipment	133	76
Other, net	32	68
Net cash used in investing activities	(44,877)	(2,756)

Cash Flows Provided by (Used in) Financing Activities:
Repayment of long-term debt	(5,000)	(2,500)
Taxes withheld and paid on employees' equity awards	(1,583)	(1,256)
Repurchase of shares of common stock	(17,379)	(1,539)
Net cash used in financing activities	(23,962)	(5,295)

Cash and Cash Equivalents
Decrease for the period	(54,005)	(4,698)
Beginning of year	134,375	112,848
End of period	$80,370	$108,150

Supplemental disclosure of noncash investing activities:
Accruals for property and equipment	$237	$426

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

(In thousands except share data)

	Common	Treasury	Additional
	Stock	Stock	Paid-in	Retained
	($0.01 par value)	at cost	Capital	Earnings	Equity
Balance at December 31, 2015	$377	$—	$838,976	$76,376	$915,729
Net income	—	—	—	11,116	11,116
Share-based compensation	—	—	1,600	—	1,600
Issuance of restricted share awards under long-term equity incentive plan	8	—	(8)	—	—
Repurchase of 53,408 shares of common stock pursuant to Share Repurchase Program	—	(1,539)	—	—	(1,539)
50,728 shares of common stock withheld to satisfy statutory withholding requirements	—	—	(1,256)	—	(1,256)
Balance at March 31, 2016	$385	$(1,539)	$839,312	$87,492	$925,650

Balance at December 31, 2016	$385	$(22,296)	$845,476	$148,982	$972,547
Net loss	—	—	—	(1,710)	(1,710)
Share-based compensation	—	—	2,084	—	2,084
Issuance of 141,000 restricted share awards under long-term equity incentive plan	1	—	(1)	—	—
Repurchase of 397,035 shares of common stock pursuant to Share Repurchase Program	—	(17,379)	—	—	(17,379)
42,629 shares of common stock withheld to pay taxes on employees' equity awards	—	—	(1,583)	—	(1,583)
Balance at March 31, 2017	$386	$(39,675)	$845,976	$147,272	$953,959

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. BASIS OF PRESENTATION

On the Effective Date, Masco completed the Separation of its Services Business from its other businesses.  On the Effective Date, TopBuild became an independent public company which holds, through its consolidated subsidiaries, the assets and liabilities of the Services Business.  The Separation was achieved through the distribution of 100 percent of the outstanding capital stock of TopBuild to holders of Masco common stock.  TopBuild is a Delaware corporation and trades on the NYSE under the symbol “BLD.”

These condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to state fairly our financial position as of March 31, 2017, our results of operations for the three months ended March 31, 2017 and 2016, and cash flows for the three months ended March 31, 2017 and 2016.  The Condensed Consolidated Balance Sheet at December 31, 2016, was derived from our audited financial statements, but does not include all disclosures required by GAAP.

2. ACCOUNTING POLICIES

Financial Statement Presentation.  The condensed consolidated financial statements have been developed in conformity with GAAP, which requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.  Actual results could differ materially from these estimates.  All intercompany transactions between TopBuild entities have been eliminated.  Certain reclassifications have been made in the 2016 condensed consolidated financial statements to conform to the 2017 classifications with no impact on previously reported net income or equity.

Business Combinations.  The purchase price for business combinations is allocated to the estimated fair values of acquired tangible and intangible assets, including goodwill, and assumed liabilities, where applicable.  Additionally, we recognize customer relationships, trademarks and trade names, and non-competition agreements as identifiable intangible assets.  These assets are recorded at fair value as of the transaction date.  The fair value of these intangible assets is determined primarily using the income approach and using current industry information.  Goodwill is recorded when consideration transferred exceeds the fair value of identifiable assets and liabilities.  Measurement-period adjustments are recorded in the period they occur.  Contingent consideration is recorded at fair value at the acquisition date.

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Share-based Compensation.  Our share-based compensation program currently consists of RSAs and Options.  Share-based compensation expense is reported in selling, general, and administrative expense.  We do not capitalize any compensation cost related to share-based compensation awards. The income tax benefits and deficiencies associated with share-based awards are reported as a component of income tax expense.  Excess tax benefits and deficiencies are included in cash provided by (used in) operating activities while shares withheld for tax-withholding are reported in financing activities under the caption “Taxes withheld and paid on employees’ equity awards” in our Condensed Consolidated Statements of Cash Flows.  Award forfeitures are accounted for in the period they occur.

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

Recently Adopted Accounting Pronouncements:

In July 2015, the FASB issued ASU 2015-11 “Simplifying the Measurement of Inventory.”  Under this guidance, inventory should be measured at the lower of cost and net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  We adopted this guidance in the beginning of the first quarter of 2017.  The adoption of this amendment did not have a material impact on our financial position or results of operations.

Recently Issued Accounting Pronouncements Not Yet Adopted:

In May 2014, the FASB issued a new standard for revenue recognition, ASC 606.  Subsequent to issuing ASC 606, FASB has issued a number of updates and technical improvements which do not change the core principles of the guidance.  The purpose of ASC 606 is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability across industries.  ASC 606 is effective for us beginning January 1, 2018, (with early adoption permitted) and allows for full retrospective or modified retrospective methods of adoption.  In determining the applicability of ASC 606, we considered the general nature of our orders is short-term, based on a single deliverable, and not accounted for under industry-specific guidance.  Our initial review has indicated additional disclosures may be necessary.  We have not yet determined an adoption date or method of adoption.

In February 2016, the FASB issued ASU 2016-02, “Leases.”  This standard requires a lessee to recognize most leases on their balance sheet.  Companies are required to use a modified retrospective transition method for all existing leases.  This standard is effective for us beginning January 1, 2019.  Early adoption is permitted.  We have not yet selected an adoption date and we are currently evaluating the effect on our financial position and results of operations.

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses.”  This guidance introduces a current expected credit loss (“CECL”) model for the recognition of impairment losses on financial assets, including trade receivables.  The CECL model replaces current GAAP’s incurred loss model.  Under CECL, companies will record an allowance through current earnings for the expected credit loss for the life of the financial asset upon initial recognition of the financial asset.  This update is effective for us at the beginning of 2020 with early adoption permitted at the beginning of 2019.  We have not yet selected an adoption date and we are currently evaluating the effect on our financial position and results of operations.

In January 2017, the FASB issued ASU 2017-01, “Clarifying the Definition of a Business.  The new standard narrows the definition of a business and provides a framework for evaluation.  This update is effective for us beginning January 1, 2018 and will be applied prospectively.  We do not expect this update to have a material impact on our financial position or results of operations.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment.”  The new standard simplifies the subsequent measurement of goodwill by eliminating the second step of the good will impairment test.  This update is effective for us beginning January 1, 2020.  Early adoption is permitted and the new standard will be applied on a prospective basis.  We have not yet selected an adoption date and we are currently evaluating the effect on our financial position and results of operations.

3. GOODWILL AND OTHER INTANGIBLES

Changes in the carrying amount of goodwill for the three months ended March 31, 2017,  by segment, were as follows, in thousands:

	Gross Goodwill		Gross Goodwill	Accumulated	Net Goodwill
	at		at	Impairment	at
	December 31, 2016	Additions	March 31, 2017	Losses	March 31, 2017
Installation	$1,390,792	$18,462	$1,409,254	$(762,023)	$647,231
Distribution	416,287	—	416,287	—	416,287
Total	$1,807,079	$18,462	$1,825,541	$(762,023)	$1,063,518

Other intangible assets, net includes customer relationships, non-compete agreements, and trademarks.  The following table sets forth our other intangible assets as of March 31, 2017, and December 31, 2016, in thousands:

	As of
	March 31,	December 31,
	2017	2016
Gross definite-lived intangible assets	$34,411	$20,932
Accumulated amortization	(18,866)	(18,683)
Net definite-lived intangible assets	15,545	2,249
Indefinite-lived intangible assets not subject to amortization	407	407
Other intangible assets, net	$15,952	$2,656

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. LONG-TERM DEBT

The Guarantors entered into a Credit Agreement with PNC Bank, National Association, as administrative agent, and the other lenders and agents party thereto.  The Credit Agreement became effective on June 30, 2015.  The following table summarizes the key terms of the Credit Agreement, dollars in thousands:

Senior secured term loan facility (original borrowing)	$200,000
Additional term loan and/or revolver capacity available under incremental facility (a)	$100,000
Interest rate as of March 31, 2017	2.28%
Scheduled maturity date	6/30/2020

Senior secured revolving credit facility ("Revolving Facility")	$125,000
Sublimit for issuance of letters of credit under Revolving Facility (b)	$100,000
Sublimit for swingline loans under Revolving Facility (b)	$15,000

(a)	Subject to certain conditions (including existing or new lenders providing commitments in respect of such additional borrowing capacity).
(b)	Use of the sublimits for the issuance of letters of credit and swingline loans reduces the availability under the Revolving Facility.

The following table sets forth our remaining principal payments for the following four years as of March 31, 2017, in thousands:

Future Principal
Payments
Schedule of Debt Maturity by Years:
2017	$15,000
2018	20,000
2019	25,000
2020	115,000
Total principal maturities	$175,000

The following table reconciles the principal balance of our long-term debt to our Condensed Consolidated Balance Sheets, in thousands:

	As of
	March 31,	December 31,
	2017	2016
Current portion of long-term debt	$20,000	$20,000
Long-term portion of long-term debt	155,000	160,000
Unamortized debt issuance costs	(1,115)	(1,200)
Long-term debt	$173,885	$178,800

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company has outstanding standby letters of credit that secure our financial obligations related to our workers compensation, general insurance, and auto liability programs.  These standby letters of credit reduce the availability under the Revolving Facility.  The following table summarizes our availability under the Revolving Facility, in thousands:

	As of
	March 31,	December 31,
	2017	2016
Revolving Facility	$125,000	$125,000
Less: standby letters of credit	(49,080)	(49,080)
Capacity under Revolving Facility	$75,920	$75,920

The Credit Agreement contains certain covenants that limit, among other things, certain actions we may take and require us to maintain certain financial ratios.  On May 9, 2016, the Company and its lenders executed Amendment No. 1.  Amendment No. 1 provides for the exclusion of up to $50 million of completed share repurchases (on a trailing twelve- month basis) from the Credit Agreement’s definition of “Fixed Charges” for the purposes of determining the Company’s compliance with the quarterly FCCR financial covenant.  Amendment No. 1 provides for an initial exclusion of up to $25 million and allows for the exclusion of an additional $25 million of completed share repurchases from the FCCR calculation, provided that the Company’s Total Leverage Ratio (as defined in the Credit Agreement) is below 2.0x at the time of such share repurchase and after giving pro forma effect to any such share repurchase.

The following table outlines the key financial covenants effective for the period covered by this report:

As of
	March 31,	December 31,
	2017	2016
Maximum net leverage ratio	3.00:1.00	3.00:1.00
Minimum fixed charge coverage ratio	1.10:1.00	1.10:1.00
Compliance as of period end	In Compliance	In Compliance

5.  ACCRUED LIABILITIES

The following table sets forth the components of accrued liabilities, in thousands:

	As of
	March 31,	December 31,
	2017	2016
Salaries, wages, and commissions	$19,219	$20,684
Insurance reserves	21,511	20,410
Significant legal settlement	30,000	—
Other	28,917	23,305
Total accrued liabilities	$99,647	$64,399

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

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Fair Value on Recurring Basis

The carrying values of cash and cash equivalents, receivables, net, and accounts payable are considered to be representative of their respective fair values due to the short-term nature of these instruments.  We measure our contingent consideration liabilities related to business combinations at fair value.  For more information see Note 13 – Business Combinations.

Fair Value on Non-Recurring Basis

Fair value measurements were applied to our long-term debt.  The carrying value of our long-term debt approximates the fair market value primarily due to the fact that the non-performance risk of servicing our debt obligations, as reflected in our business and credit risk profile, has not materially changed since we assumed our debt obligations under the Credit Agreement.  In addition, due to the floating-rate nature of our long-term debt, the market value is not subject to variability solely due to changes in the general level of interest rates as is the case with a fixed-rate debt obligation.  During the periods presented, there were no transfers between fair value hierarchical levels.

7. SEGMENT INFORMATION

The following table sets forth our net sales and operating results by segment, in thousands:

	Three Months Ended March 31,
	2017	2016	2017	2016
	Net Sales		Operating (Loss) Profit (b)
Our operations by segment were (a):
Installation (exclusive of significant legal settlement, shown separately below)	$290,887	$272,878	$21,036	$13,506
Significant legal settlement (Installation segment) (c)	—	—	(30,000)	—
Distribution	170,244	160,888	15,484	14,333
Intercompany eliminations and other adjustments (d)	(19,768)	(19,742)	(3,301)	(3,352)
Total	$441,363	$414,024	3,219	24,487
General corporate expense, net (e)			(6,682)	(4,720)
Operating (loss) profit, as reported			(3,463)	19,767
Other expense, net			(1,263)	(1,598)
(Loss) income from continuing operations before income taxes			$(4,726)	$18,169

(a)	All of our operations are located in the United States.

(b)

Segment operating (loss) profit for the three months ended March 31, 2017 and 2016, includes an allocation of general corporate expenses attributable to the operating segments which is based on direct benefit or usage (such as salaries of corporate employees who directly support the segment).

(c)

Significant legal settlement expense of $30 million incurred during the three months ended March 31, 2017 related to the settlement of our previously reported breach of contract action related to our termination of an insulation supply agreement with Owens.  For more information see Note 8 – Other Commitments and Contingencies.

(d)	Intercompany eliminations include the elimination of intercompany profits of $3.3 million and $3.4 for the three months ended March 31, 2017 and 2016, respectively.

(e)

General corporate expense, net included expenses not specifically attributable to our segments for functions such as corporate human resources, finance, and legal, including salaries, benefits, and other related costs.

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

8. OTHER COMMITMENTS AND CONTINGENCIES

Litigation.  During the second quarter of 2017, we entered into a settlement with Owens in connection with our previously reported breach of contract action related to our termination of an insulation supply agreement.  Under the terms of the settlement, we will pay Owens $30 million.  The settlement will also result in the dismissal of the lawsuit filed in May, 2016 in Toledo, Ohio.  The settlement is reflected in the significant legal settlement line item within our Condensed Consolidated Statements of Operations for the three months ended March 31, 2017.  The settlement is also reflected in our installation segment’s operating results.

We are subject to certain claims, charges, litigation, and other proceedings in the ordinary course of our business, including those arising from or related to contractual matters, intellectual property, personal injury, environmental matters, product liability, product recalls, construction defects, insurance coverage, personnel and employment disputes, antitrust, and other matters, including class actions.  We believe we have adequate defenses in these matters and we do not believe that the ultimate outcome of these matters will have a material adverse effect on us.  However, there is no assurance that we will prevail in any of these pending matters, and we could in the future incur judgments, enter into settlements of claims, or revise our expectations regarding the outcome of these matters, which could materially impact our liquidity and our results of operations.

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

9. INCOME TAXES

Our effective tax rates were 63.8 percent and 38.8 percent for the three months ended March 31, 2017 and 2016 respectively.  The higher 2017 rate was due to a small overall pre-tax loss and the impact of discrete benefits related to share-based compensation and a legal settlement.  Based on the current information, we still expect the annual ETR to be approximately 38 percent.

Our Condensed Consolidated Statements of Operations recognized a tax benefit related to discrete items of $12.6 million for the three months ended March 31, 2017.  The tax benefit was comprised of two discrete items:  $11.8 million for a legal settlement and $0.8 million for share-based compensation.

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

10. INCOME (LOSS) PER SHARE

Basic net (loss) income per share is calculated by dividing net income by the weighted average shares outstanding during the period, without consideration for common stock equivalents.

Diluted net (loss) income per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method.    No common stock equivalents were included in the computation of loss per share for the three months ended March 31, 2017, as their effect would have been anti-dilutive.

Basic and diluted (loss) income per share were computed as follows, in thousands, except share and per share amounts:

	Three Months Ended March 31,
	2017	2016
(Loss) income from continuing operations	$(1,710)	$11,116
Net (loss) income - basic and diluted	$(1,710)	$11,116

Weighted average number of common shares outstanding - basic	37,123,245	37,761,423

Dilutive effect of common stock equivalents:
RSAs with service-based conditions	—	113,683
RSAs with market-based conditions	—	—
RSAs with performance-based conditions	—	—
Stock options	—	24,004

Weighted average number of common shares outstanding - diluted	37,123,245	37,899,110

Basic (loss) income per common share:
(Loss) income from continuing operations	$(0.05)	$0.29
Net (loss) income	$(0.05)	$0.29

Diluted (loss) income per common share:
(Loss) income from continuing operations	$(0.05)	$0.29
Net (loss) income	$(0.05)	$0.29

The following table summarizes shares excluded from the calculation of diluted (loss) income per share because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2017	2016
Anti-dilutive common stock equivalents:
RSAs with service-based conditions	401,623	99,734
RSAs with market-based conditions	205,316	25,293
RSAs with performance-based conditions	—	—
Stock options	774,920	484,284
Total anti-dilutive common stock equivalents:	1,381,859	609,311

11. SHARE-BASED COMPENSATION

Our eligible employees currently participate in the 2015 LTIP.  The 2015 LTIP authorizes the Board of Directors to grant stock options, stock appreciation rights, restricted shares, restricted share units, performance awards, and dividend equivalents.  All grants are made by issuing new shares and no more than 4.0 million shares of common stock may be issued under the 2015 LTIP.  As of March 31, 2017, we had 2.8 million shares available under the 2015 LTIP.

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Share-based compensation expense is included in selling, general, and administrative expense.  The income tax effect associated with award vestings is included in income tax expense.  The following table presents the amounts recognized in our Condensed Consolidated Statements of Operations, in thousands:

	Three Months Ended March 31,
	2017	2016
Share-based compensation expense	$2,084	$1,600
Income tax benefit realized from award vestings	$828	$—

The following table presents a summary of our share-based compensation activity for the three months ended March 31, 2017, in thousands, except per share amounts:

	Restricted Share Awards		Stock Options
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance December 31,2016	653.1	$25.71	712.0	$9.73	$25.03	$7,525.8
Granted	141.0	$43.25	145.3	$14.40	$38.39
Converted/Exercised	(130.8)	$21.41	—	$—	$—	$—
Forfeited	(11.5)	$26.98	—	$—	$—
Balance March 31, 2017	651.8	$30.34	857.3	$10.53	$27.29	$16,893.0

Exercisable March 31, 2017 (a)			244.9	$8.79	$22.49	$6,002.3

(a)	The weighted average remaining contractual term for vested options is 7.2 years.

We had unrecognized share-based compensation expense relating to unvested awards as shown in the following table, dollars in thousands:

	As of March 31, 2017
	Unrecognized Compensation Expense on Unvested Awards	Weighted Average Remaining Vesting Period
Restricted stock awards	$15,889	1.9 years
Stock options	6,211	1.9 years
Total unrecognized compensation expense related to unvested awards	$22,100

Our RSAs with performance-based conditions are evaluated on a quarterly basis with adjustments to compensation expense based on the likelihood of the performance target being achieved or exceeded.  The following table shows the range of payouts and the related expense for our outstanding RSAs with performance-based conditions, in thousands:

		Payout Ranges and related expense
RSAs with performance-based conditions	Grant Date Fair Value	0%	25%	100%	200%
February 22, 2016	$2,080	$—	$520	$2,080	$4,160
February 21, 2017	$2,227	$—	$557	$2,227	$4,454

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The fair value of our RSAs with a market-based condition granted under the 2015 LTIP was determined using a Monte Carlo simulation.  The following are key inputs in the Monte Carlo analysis for awards granted in 2017 and 2016:

	2017	2016
Measurement period (years)	2.86	2.86
Risk free interest rate	1.46%	0.90%
Dividend yield	0.00%	0.00%
Estimated fair value of market-based RSAs granted	$50.06	$33.77

The fair values of stock options granted under the 2015 LTIP were calculated using the Black-Scholes Options Pricing Model.  The following table presents the assumptions used to estimate the fair values of options granted in 2017 and 2016:

	2017	2016
Risk free interest rate	2.18%	1.51%
Expected volatility, using historical return volatility and implied volatility	35.00%	38.00%
Expected life (in years)	6.00	6.00
Dividend yield	0.00%	0.00%
Estimated fair value of options granted	$14.44	$10.20

12.  SHARE REPURCHASE PROGRAM

On March 1, 2016, our Board authorized the 2016 Repurchase Program, which expired on February 28, 2017.  We repurchased a total of 788,399 shares for an approximate cost of $26.6 million, or $33.72 per share, under the 2016 Repurchase Plan.

On February 24, 2017, our Board authorized the 2017 Repurchase Program, pursuant to which we may purchase up to $200 million of our common stock.  Share repurchases under the 2017 Repurchase Program may be executed through various means including, without limitation, open market purchases, privately negotiated transactions, or otherwise.  The 2017 Repurchase Program does not obligate the Company to purchase any shares and expires February 24, 2019.  Authorization for the 2017 Repurchase Program may be terminated, increased, or decreased by our Board at its discretion at any time.

The following table sets forth our share repurchases under the 2016 and 2017 Share Repurchase Programs:

Three Months Ended
March 31,
2017
Number of shares purchased	397,035
Share repurchase cost (in thousands)	$17,379
Average price per share	$43.77

13.  BUSINESS COMBINATIONS

As part of our strategy to supplement our organic growth and expand our access to additional markets and products, we made several acquisitions during the first quarter of 2017.  Each acquisition was accounted for as a business combination under ASC Topic 805, “Business Combinations.”  Acquisition costs for the three months ended March 31, 2017, were $0.3 million and are included in selling, general, and administrative expense on our Condensed Consolidated Statements of Operations.

Acquisitions

On January 16, 2017, we acquired substantially all of the assets of Midwest, a heavy commercial fireproofing and insulation company with locations in Chicago, Illinois and Indianapolis, Indiana.  The purchase price of approximately $12.2 million was funded by cash on hand.

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

On February 27, 2017, we acquired substantially all of the assets of EcoFoam.  EcoFoam is a residential and light commercial insulation installation company with locations in Colorado Springs and Denver, Colorado.  The purchase price of approximately $22.3 million was funded by cash on hand of $20.2 million and contingent consideration of $2.1 million.

On February 27, 2017, we acquired substantially all of the assets of MR Insulfoam, a residential insulation installation company located in Norwalk, Connecticut.  The purchase price of approximately $1.5 million was funded by cash on hand.

On March 29, 2017, we acquired substantially all of the assets of Capital, a residential insulation installation company located in Sacramento, California.  The purchase price of approximately $7.3 million was funded by cash on hand.

Revenue and operating profit since the acquisition date included in our Condensed Consolidated Statements of Operations were as follows, in thousands:

	Three Months Ended March 31, 2017
	Net Sales	Net Income
Midwest	$3,268	$(91)
EcoFoam	$2,389	$91
All others	$196	$22

Pro Forma Results

The following unaudited pro forma information has been prepared as if the 2017 acquisitions had taken place on January 1, 2016.  The unaudited pro forma information is not necessarily indicative of the results that we would have achieved had the transactions actually taken place on January 1, 2016.  Further, the pro forma information does not purport to be indicative of future financial operating results.  Our pro forma results are presented below, in thousands:

	Pro forma for the three months ended March 31,
	2017	2016
Net sales	$448,310	$425,881
Net income	$16,155	$11,251

The following table details the additional expense included in the unaudited pro forma operating profit and net income that would have been recorded had the acquisitions taken place on January 1, 2016, in thousands:

	Pro forma for the three months ended March 31,
	2017	2016
Amortization of intangible assets	$389	$389
Income tax expense (using normalized 38% ETR)	$178	$82

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Purchase Price Allocations

The estimated fair values of the assets acquired and liabilities assumed for the acquisitions, as well as total consideration paid, approximated the following as of March 31, in thousands:

	2017
	Midwest	EcoFoam	All others	Total
Estimated fair values:
Accounts receivable	$6,767	$3,733	$678	$11,178
Inventories	75	1,119	141	1,335
Prepaid and other assets	—	27	6	33
Property and equipment	655	1,620	371	2,646
Intangible assets	2,770	7,567	3,142	13,479
Goodwill	3,316	10,625	4,521	18,462
Accounts payable	(1,359)	(2,047)	(26)	(3,432)
Accrued liabilities	—	(349)	—	(349)
Net assets acquired	$12,224	$22,295	$8,833	$43,352

The following table details the fair value of consideration transferred as of March 31, in thousands:

	2017
	Midwest	EcoFoam	All others	Total
Fair value of consideration:
Cash	$12,224	$20,185	$8,833	$41,242
Contingent consideration	—	2,110	—	2,110
Total consideration transferred	$12,224	$22,295	$8,833	$43,352

Estimates of acquired intangible assets related to the acquisitions are as follows, as of March 31, dollars in thousands:

	2017
	Estimated Fair Value	Weighted Average Estimated Useful Life (Years)
Customer relationships	$9,538	10
Trademarks and trade names	1,849	10
Non-competition agreements	2,092	5
Total intangible assets	$13,479	9

Further adjustments to the allocation for each acquisition still under its measurement period, generally one year from acquisition date, are expected as third-party or internal valuations are finalized, certain tax aspects of the transaction are completed, and customary post-closing reviews are concluded during the measurement period attributable to each individual business combination.  As a result, adjustments may be made to the fair value of assets acquired, and in some cases total purchase price may be adjusted, through the end of each measurement period.

Goodwill to be recognized in connection with these acquisitions is attributable to the synergies expected to be realized and improvements in the businesses after the acquisitions.  The goodwill will be recognized entirely by our Installation segment.  All of the $18.5 million of goodwill is expected to be deductible for income tax purposes.

Contingent Consideration

The acquisition of EcoFoam includes a contingent consideration arrangement that requires additional consideration to be paid by TopBuild to the sellers of EcoFoam based on certain future revenues of EcoFoam over a three-year period.  The range of the undiscounted amounts TopBuild could pay under the contingent consideration agreement is between zero and $2.5 million.  The fair value of the contingent consideration recognized on the acquisition date of $2.1 million was estimated by applying the income approach using discounted cash flows.  That measure is based on significant Level 3 inputs not observable in the market.  The significant assumption includes a discount rate of 9.5%.

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Contingent consideration is recorded in the Condensed Consolidated Balance Sheets in accrued liabilities and other liabilities.  Adjustments to the fair value of contingent consideration will be reflected in selling, general, and administrative expense in the Condensed Consolidated Statements of Operations and are included in the acquisition costs above.  The following table presents the fair value of contingent consideration as of March 31, 2017, in thousands:

	Fair Value of Contingent Consideration Recognized at Acquisition Date	Settlement of Contingent Consideration	Adjustment to Contingent Consideration Charged to Expense	Liability Balance for Contingent Consideration
EcoFoam	$2,110	$—	$—	$2,110

14.  CLOSURE COSTS

We continuously evaluate our national footprint to ensure we are strategically located throughout the U.S. to serve our customers and position ourselves for continued growth.  As a result of this evaluation, management approved a plan to consolidate certain back-office support operations to our Daytona Beach, Florida, Branch Support Center.  We recognize expenses related to closures and position eliminations at the time of announcement or notification.  Such costs included termination and other severance benefits, lease abandonment costs, and other transition costs.  Closure costs are reflected in our Condensed Consolidated Statements of Operations as selling, general, and administrative expense.    Accrued closure costs are reflected in our Condensed Consolidated Balances sheets as accrued liabilities.  Remaining accrued closure costs are expected to be paid within the next six months, except our lease termination costs, which we expect to be paid over the following three years.

The following table details our total estimated closure costs, by cost type, related to the above closure and transition costs, in thousands:

Segment / Cost Type	Closure Costs Liability at December 31, 2016	Closure Costs Incurred for the Three Months Ended March 31, 2017	Cash Payments for the Three Months Ended March 31, 2017	Non-cash Adjustments for the Three Months Ended March 31, 2017	Closure Costs Liability at March 31, 2017
Corporate:
Severance	$—	$524	$(11)	$—	$513
Lease abandonment	—	582	—	(72)	510
Other costs	—	196	(51)	—	145
Total Corporate:	$—	$1,302	$(62)	$(72)	$1,168

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

15.  SUBSEQUENT EVENTS

On April 20, 2017, we acquired substantially all of the assets of Superior, a residential insulation installation company located in Seattle, Washington.  The acquisition was accounted for as a business combination under ASC 805, “Business Combinations.”  The purchase price of approximately $11.0 million was funded by cash on hand.  During the measurement period, we expect to receive additional detailed information to complete the purchase allocation.

On May 5, 2017, we entered into a new Senior Secured Credit Agreement (the “New Credit Agreement”) with Bank of America, N.A. as administrative agent and the other lenders and agents party thereto.  The following table summarizes our availability under the New Credit Agreement as compared to our existing Credit Agreement, in thousands:

	New Credit Agreement	Original Credit Agreement
Term loan (a)	$350,000	$200,000
Revolving credit facility	250,000	125,000
Total availability	$600,000	$325,000

Additional term loan and/or revolver capacity available under incremental facility (b)	$200,000	$100,000

Scheduled Maturity Date	5/5/2022	6/30/2020

(a)	$250.0 million of the available $350.0 million was drawn on May 5, 2017.
(b)	Availability under the incremental facility is subject to certain conditions (including existing or new lenders providing commitments in respect of such additional borrowing capacity).

A portion of the proceeds from the New Credit Agreement were used to repay all amounts outstanding under our original Credit Agreement.  The new agreement matures on the five-year anniversary from closing.  The new agreement contains certain, customary restrictions and covenants.  For more information, see Part II. Other Information – Item 5. Other Information.

On May 5, 2017, we entered into a $100 million accelerated share repurchase agreement with Bank of America, N.A.  The agreement becomes effective July 5, 2017 and is expected to be settled no later than the first quarter of 2018.  The actual number of shares to be repurchased will be based on the average of the daily volume-weighted average prices of our common stock during the term of the transaction, less an agreed discount.  This agreement is part of our 2017 Repurchase Program.  For more information, see Part II. Other Information – Item 5. Other Information.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

TopBuild Corp., headquartered in Daytona Beach, Florida, is the leading purchaser, installer, and distributor of insulation products to the United States construction industry, based on revenue.  We trade on the NYSE under the symbol “BLD.”

We operate in two segments:  Installation (TruTeam) and Distribution (Service Partners).  Through our Installation segment, we provide insulation installation services nationwide through our TruTeam contractor services business which has over 175 branches located in 41 states.  We install various insulation applications, including fiberglass batts and rolls, blown-in loose fill fiberglass, blown-in loose fill cellulose, and polyurethane spray foam.  Additionally, we install other building products, including rain gutters, garage doors, fireplaces, shower enclosures, and closet shelving.  We handle every stage of the installation process, including material procurement supplied by leading manufacturers, project scheduling and logistics, multi-phase professional installation, and installation quality assurance.

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

We believe that having both TruTeam and Service Partners provides us with a number of distinct competitive advantages.  First, the combined buying power of our two business segments, along with our national scale, strengthens our ties to the major manufacturers of insulation and other building products.  This helps to ensure we are buying competitively and ensures the availability of supply to our local branches and distribution centers.   The overall effect is driving efficiencies through our supply chain.  Second, being a leader in both installation and distribution allows us to more effectively reach a broader set of builder customers, regardless of their size or geographic location in the U.S., and leverage housing growth wherever it occurs.   Third, during industry downturns, many insulation contractors who buy directly from manufacturers during industry peaks return to purchasing through distributors.  As a result, this helps to reduce our exposure to cyclical swings in our business.

For additional details pertaining to our operating results by segment see Note 7 – Segment Information in the notes to the unaudited condensed consolidated financial statements, which is incorporated herein by reference.

FIRST QUARTER 2017 VERSUS FIRST QUARTER 2016

The following discussion and analysis contains forward-looking statements and should be read in conjunction with the unaudited condensed consolidated financial statements, the notes thereto, and the section entitled “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q.

The following table sets forth our net sales, gross profit, operating profit, and margins, as reported in our Condensed Consolidated Statements of Operations, in thousands:

	Three Months Ended March 31,
	2017	2016
Net sales	$441,363	$414,024
Cost of sales	339,735	324,569
Cost of sales ratio	77.0%	78.4%

Gross profit	101,628	89,455
Gross profit margin	23.0%	21.6%

Selling, general, and administrative expense (exclusive of significant legal settlement, shown separately below)	75,091	69,688
Selling, general, and administrative expense (exclusive of significant legal settlement, show separately below) to sales ratio	17.0%	16.8%

Significant legal settlement	30,000	—
Significant legal settlement to sales ratio	6.8%	—

Operating (loss) profit	(3,463)	19,767
Operating profit margin	(0.8)%	4.8%

Other expense, net	(1,263)	(1,598)
Income tax benefit (expense) from continuing operations	3,016	(7,053)
(Loss) income from continuing operations	$(1,710)	$11,116
Net margin on continuing operations	(0.4)%	2.7%

Sales and Operations

Net sales increased 6.6 percent for the three months ended March 31, 2017, from the comparable period of 2016.  The increase was principally driven by increased organic sales volume, overall increased selling prices as well as our five acquisitions completed during 2017 and 2016.  Our sales benefited from the overall continued improvement in the housing market, as well as our continued focus on organically growing our residential and commercial activity.

The following table details our same branch sales and sales from acquired businesses, in thousands:

	Three Months Ended March 31,
	2017	2016
Net sales
Same branch (a)	$433,777	$414,024
Acquired	7,586	—
Total	$441,363	$414,024

(a)	We define same branch sales as sales from branches in operation for at least 12 full calendar months.

Our gross profit margins were 23.0 percent and 21.6 percent for the three months ended March 31, 2017 and 2016, respectively.  Gross profit margin was positively impacted by favorable leverage on overall higher sales volume, improved labor productivity, lower material costs,  and lower health insurance costs.

Selling, general, and administrative expense, exclusive of the significant legal settlement discussed below, as a percent of sales, was 17.0 percent and 16.8 percent for the three months ended March 31, 2017 and 2016, respectively.  Increased selling, general, and administrative expense as a percent of sales was a result of higher legal, bonus, and share-based compensation expense, as well as closure and related costs noted below, partially offset by lower health and general insurance costs.  We incurred a $30 million legal settlement for the three months ended March 31, 2017, related to the settlement of our previously reported breach of contract action related to our termination of an insulation supply agreement with Owens.  Operating margins were (0.8) percent and 4.8 percent for the three months ended March 31, 2017 and 2016, respectively.  The decrease in operating margins was a result of higher legal, bonus, and share-based compensation expense as well as closure and related costs noted below. The decrease in operating margins was partially offset by overall increased sales volume, lower material cost, improved labor productivity, lower health insurance costs, and overall higher selling prices.

Closure and Related Costs

We incurred expense of $1.3 million during the three months ended March 31, 2017, related to the consolidation of certain back-office operations to our Daytona Beach, Florida Branch Support Center.

Business Segment Results

The following table sets forth our net sales and operating profit margins by business segment, in thousands:

	Three Months Ended March 31,
	2017	2016	Percent Change
Sales by business segment:
Installation	$290,887	$272,878	6.6%
Distribution	170,244	160,888	5.8%
Intercompany eliminations and other adjustments	(19,768)	(19,742)
Net sales	$441,363	$414,024	6.6%

Operating profit (loss) by business segment:
Installation (exclusive of significant legal settlement, shown separately below)	$21,036	$13,506	55.8%
Significant legal settlement (Installation segment)	(30,000)	—
Distribution	15,484	14,333	8.0%
Intercompany eliminations and other adjustments	(3,301)	(3,352)
Operating profit before general corporate expense	3,219	24,487	(86.9)%
General corporate expense, net	(6,682)	(4,720)
Operating profit (loss)	$(3,463)	$19,767	(117.5)%

Operating profit margins:
Installation (exclusive of significant legal settlement)	7.2%	4.9%
Installation (inclusive of significant legal settlement)	(3.1)%	4.9%
Distribution	9.1%	8.9%
Operating profit margin before general corporate expense	0.7%	5.9%
Operating profit margin	(0.8)%	4.8%

Installation

Sales

Sales in the Installation segment increased $18.0 million, or 6.6 percent, for the three months ended March 31, 2017, compared to the same period in 2016.  Sales increased 2.8 percent from acquired branches and 1.8 percent due to increased selling prices.  Sales also increased due to increased sales volume related to a higher level of activity in new home construction and an increased sales volume of commercial installation.

Operating results

Operating margins in the Installation segment were (3.1) percent and 4.9 percent for the three months ended March 31, 2017 and 2016, respectively.  The decrease in operating margins was a result of the $30 million legal settlement with Owens, as well as bonus expense.  The decrease was partially offset by increased sales volume and related absorption of fixed costs, lower material cost, improved sales productivity, as well as the benefits associated with cost savings initiatives.

Distribution

Sales

Sales in the Distribution segment increased $9.4 million, or 5.8 percent, for the three months ended March 31, 2017, compared to the same period in 2016.  The increase was primarily due to increased sales volume related to a higher level of activity in new home construction.  Sales were partially offset by a 2.6 percent decrease in selling prices.

Operating results

Operating margins in the Distribution segment were 9.1 percent and 8.9 percent for the three months ended March 31, 2017 and 2016, respectively.  Operating margins were positively impacted by increased sales volume related to a higher level of activity in new home construction as well as lower material costs, partially offset by selling price degradation.

OTHER ITEMS

Other expense, net

Other expense net, which primarily consisted of interest expense, was $1.3 million and $1.6 million for the three months ended March 31, 2017 and 2016, respectively.  Utilizing our current interest rate of 2.28 percent as of March 31, 2017, our expected interest expense, including the amortization of debt issuance costs, is estimated to be $3.2 million for the remaining nine months of 2017.

Income tax expense from continuing operations

Income tax (benefit) expense from continuing operations was $(3.0) million, an ETR of 63.8 percent, for the three months ended March 31, 2017, compared to $7.1 million, an ETR of 38.8 percent, for the comparable period in 2016. The higher 2017 rate was due to discrete benefits related to a legal settlement and share-based compensation.

Cash Flows and Liquidity

Significant sources (uses) of cash and cash equivalents for the three months ended March 31, 2017 and 2016,  are summarized as follows, in thousands:

	Three Months Ended March 31,
	2017	2016
Net cash provided by operating activities	$14,834	$3,353
Purchases of property and equipment	(3,800)	(2,900)
Acquisition of businesses	(41,242)	—
Proceeds from sale of property and equipment	133	76
Other investing, net	32	68
Repayment of long-term debt	(5,000)	(2,500)
Taxes withheld and paid on employees' equity awards	(1,583)	(1,256)
Repurchase of shares of common stock	(17,379)	(1,539)
Cash and cash equivalents decrease	$(54,005)	$(4,698)
Working capital (receivables, net plus inventories, net less accounts payable) as a percentage of net sales for the trailing 12 months	8.8%	7.6%

Net cash flows provided by operating activities were $14.8 million and $3.4 million for the three months ended March 31, 2017 and 2016, respectively.  The increase was due to an increase in accrued liabilities as a result of an accrued legal settlement as well as a smaller change in the decrease in accounts payable year over year resulting from temporary changes in timing and mix of supplier payments and the timing of purchases,  partially offset by higher levels of inventory between the two periods and a decrease in net income between the two periods.  As of March 31, 2017, and 2016, our working capital was 8.8 percent and 7.6 percent of net sales for the trailing twelve months, respectively.  Working capital increased $27.3 million to $155.0 million at March 31, 2017, compared to March 31, 2016.  The increase in working capital as a percentage of net sales for the trailing 12 months was primarily due to increased accounts receivable driven by higher commercial sales mix which comes with longer collection terms, relative to the trailing 12 months’ net sales, as well as a decrease in our accounts payable balance related to temporary changes in timing and mix of supplier payments.

Net cash used in investing activities was $44.9 million for the three months ended March 31, 2017, primarily comprised of $41.2 million for the acquisitions of substantially all of the assets of Midwest, EcoFoam, MR Insulfoam, and Capital, and $3.8 million for purchases of property and equipment, partially offset by $0.1 million of proceeds from the sale of property and equipment.  Net cash used in investing activities was $2.8 million for the three months ended March 31, 2016, primarily comprised of $2.9 million in purchases of property and equipment, partially offset by $0.1 million of proceeds from the sale of property and equipment.

Net cash used in financing activities was $24.0 million for the three months ended March 31, 2017, primarily comprised of $17.4 million of repurchases of our common stock related to our share repurchase programs, $5.0 million of repayments of our long-term debt, and $1.6 million of purchases of common stock for tax withholding obligations related to the vesting of share-based incentive awards during the three months ended March 31, 2017.  Net cash provided by financing activities for the three months ended March 31, 2016, was $5.3 million, primarily comprised of $2.5 million of repayments of our long-term debt, $1.5 million of repurchases under the 2016 Repurchase Program, and $1.3 million of purchases of common stock for tax withholding obligations related to the vesting of share-based incentive awards during the three months ended March 31, 2016.

We have access to liquidity through our cash from operations and available borrowing capacity under our Credit Agreement, which provides for borrowing and/or standby letter of credit issuances of up to $125 million under a revolving facility.  We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to support our ongoing operations and to fund our debt service requirements, capital expenditures, and working capital for at least the next 12 months.  Cash flows are seasonally stronger in the third and fourth quarters as a result of increased new construction activity.

The following table summarizes our liquidity, in thousands:

	As of
	March 31,	December 31,
	2017	2016
Cash and cash equivalents	$80,370	$134,375
Revolving Facility	125,000	125,000
Less: standby letters of credit	(49,080)	(49,080)
Capacity under Revolving Facility	75,920	75,920
Total liquidity	$156,290	$210,295

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

	As of
	March 31,	December 31,
	2017	2016
Performance bonds	$28,179	$22,312
Licensing, insurance, and other bonds	13,857	13,480
Total	$42,036	$35,792

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

CRITICAL ACCOUNTING POLICIES

We prepare our condensed consolidated financial statements in conformity with GAAP.  The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of sales, costs, and expenses during the reporting period.  Actual results could differ from those estimates.  Our critical accounting policies have not changed materially from those previously reported in our Annual Report on Form 10-K for year ended December 31, 2016, as filed with the SEC on February 28, 2017.

APPLICATION OF NEW ACCOUNTING STANDARDS

Information regarding application of new accounting standards is incorporated by reference from Note 2 to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

FORWARD-LOOKING STATEMENTS

Statements contained in this report that reflect our views about our future performance constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by words such as “will,” “would,” “anticipate,” “expect,” “believe,” or “intend,” the negative of these terms, and similar references to future periods.  These views involve risks and uncertainties that are difficult to predict and, accordingly, our actual results may differ materially from the results discussed in our forward-looking statements.  We caution you against unduly relying on any of these forward-looking statements.  Our future performance may be affected by our reliance on residential new construction, residential repair/remodel, and commercial construction; our reliance on third-party suppliers and manufacturers; our ability to attract, develop and retain talented personnel and our sales and labor force; our ability to maintain consistent practices across our locations; our ability to maintain our competitive position; and our ability to realize the expected benefits of the Separation.  We discuss the material risks we face under the caption entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016,  as filed with the SEC.  Our forward-looking statements in this filing speak only as of the date of this filing.  Factors or events that could cause our actual results to differ may emerge from time to time and it is not possible for us to predict all of them.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements as a result of new information, future events, or otherwise.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our Credit Agreement became effective on June 30, 2015.  The Credit Agreement consists of a senior secured term loan facility in the amount of $200 million and a senior secured revolving facility in the amount of $125 million.

Interest payable on both the term loan facility and revolving facility is based on a variable interest rate.  As a result, we are exposed to market risks related to fluctuations in interest rates on our outstanding indebtedness.  Based on the current interest rate, as of March 31, 2017, of 2.28 percent under the senior secured term loan facility, a 100 basis point increase in the interest rate would result in a $1.7 million increase in our annualized interest expense.  There was no outstanding balance under the Revolving Facility as of March 31, 2017.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as amended (the “Exchange Act”).  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the most recent fiscal quarter ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

The information set forth in Part I.  Financial Information – Note 8.  Other Commitments and Contingencies under the caption “Litigation” is incorporated by reference herein.

Item 1A.  RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in our 2016 Annual Report on Form
10-K as filed with the SEC on February 28, 2017.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding the repurchase of our common stock for the three months ended March 31, 2017, in thousands, except share and per share data:

Period	Total Number of Shares Purchased	Average Price Paid per Common Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
January 1, 2017 - January 31, 2017	61,373	$36.82	61,373	25,444
February 1, 2017 - February 28, 2017	49,100	$37.86	49,100	—
March 1, 2017 - March 31, 2017	286,562	$46.28	286,562	186,907
Total	397,035	$43.77	397,035

(a)

On March 1, 2016, our Board of Directors authorized the 2016 Repurchase Program, which expired February 28, 2017. On February 24, 2017, our Board of Directors authorized the 2017 Repurchase Program.  Availability under the 2017 Repurchase Program excludes the settlement of 4,300 shares with an approximate cost of $0.2 million which were purchased during February 2017 under the 2016 Repurchase Program.

During the three months ended March 31, 2017, we repurchased 114,773 shares of our common stock for approximately $4.3 million under the 2016 Repurchase Program and 282,262 shares of our common stock for approximately $13.1 million under the 2017 Repurchase Program, respectively.  All repurchases were made using cash resources.  Our common stock repurchases occurred on the open market pursuant to a Rule 10b5-1 plan.  Excluded from this disclosure are shares repurchased to settle statutory employee tax withholding related to the vesting of stock awards and exercise of options.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

Item 5.  OTHER INFORMATION

New Credit Agreement

On May 5, 2017 (the “Closing Date”), we entered into a new Senior Secured Credit Agreement (the “New Credit Agreement”), led by Bank of America Merrill Lynch and PNC Capital Markets LLC, as Joint Lead Arrangers, with Bank of America, N.A., as administrative agent (the “Agent”), together with the other agents and lenders party thereto (collectively, the “Lenders”).  The New Credit Agreement provides for a term loan facility in an aggregate principal amount of $350.0 million, of which $250.0 million was drawn on the Closing Date (the “Closing Date Term Loan”), and up to $100.0 million that may be borrowed in multiple draw-downs for up to one year following the Closing Date (together with the Closing Date Term Loan, the “Term Loan”) and (ii) a revolving credit facility in an initial aggregate principal amount of $250.0 million (the “Revolving Facility”), including a $100.0 million letter of credit sublimit and a $20.0 million swingline sublimit.  The Term Loan and the Revolving Facility are each guaranteed jointly and severally by all of our material wholly owned domestic subsidiaries (collectively, the “Guarantors”) and is secured by a first-priority security interest in substantially all of our and the Guarantors’ existing and future assets.

On the Closing Date, we used a portion of the proceeds of the Closing Date Term Loan to repay all amounts outstanding under our original Credit Agreement.  The Revolving Facility remained undrawn as of the Closing Date.  On the Closing Date, we terminated the original Credit Agreement and all other agreements and instruments ancillary thereto.  The material terms of the original Credit Agreement are described in Note 4 to our condensed consolidated unaudited financial statements contained in this Quarterly Report on Form 10-Q, and such description is incorporated herein by reference.

Interest Rate and Fees

Borrowings under the Revolving Facility and the Term Loan bear interest at a per annum rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the highest of (1) the federal funds rate plus 0.50 percent, (2) Bank of America’s “prime rate” and (3) a LIBOR rate for U.S. dollar deposits with a term of one month, plus 1.00 percent, or (b) a LIBOR rate determined by reference to the costs of funds for deposits in U.S. dollars for the interest period relevant to such borrowing.  Swingline loans, which are available on a same-day basis, bear interest at a per annum rate equal to the base rate plus the margin applicable to the Revolving Facility.

We are required to pay a commitment fee to the Lenders under the Revolving Facility and the Term Loan in respect of any unutilized commitments thereunder.  The commitment fee ranges from 0.15 percent to 0.275 percent per annum, depending upon our consolidated total leverage ratio, calculated in accordance with the terms of the New Credit Agreement. We must also pay customary letter of credit fees.

Maturity

Both the Term Loan and the Revolving Facility mature on the five-year anniversary of the Closing Date.

Scheduled Amortization

The Term Loan is subject to quarterly amortization of the outstanding principal amount thereof in accordance with the terms of the Credit Agreement. The final payment of the remaining outstanding balance of the Term Loan, together with accrued and unpaid interest thereon, is due and payable at maturity.

Prepayments

We may voluntarily repay the Term Loan or outstanding loans under the Revolving Facility at any time without premium or penalty, other than customary breakage costs with respect to LIBOR loans. Prepayments and commitment reductions are required in connection with (i) certain asset sales and (ii) certain extraordinary receipts, such as, in some instances, insurance proceeds.

Security

On the Closing Date, we and the Guarantors entered into a Security and Pledge Agreement (the “Security Agreement”) with the Agent, pursuant to which we and the Guarantors have granted to the Agent, for the ratable benefit of the Lenders, a first-priority security interest in substantially all of our and their respective present and future personal and intangible assets, including the pledge of 100% of all outstanding capital stock of the Guarantors.

Certain Covenants and Events of Default

The New Credit Agreement contains a number of covenants that restrict, subject to certain exceptions, the ability of each of the Company and its restricted subsidiaries to:

• create liens;
• incur additional indebtedness or issue certain preferred stock;
• make investments, loans or advances;
• engage in mergers or consolidations with or into other companies;
• sell assets;
• pay dividends and distributions or repurchase capital stock;
• change the nature of its business;
• engage in transactions with affiliates; and
• repay certain indebtedness.

In addition, the New Credit Agreement requires that our consolidated fixed charge coverage ratio as of the end of any fiscal quarter not be less than 1.25 to 1.00, and, as of the end of any fiscal quarter during the periods set forth below, our consolidated net leverage ratio must not be greater than the applicable ratio set forth in the table below:

Fiscal Quarter Ending	Maximum Consolidated Net Leverage Ratio
September 30, 2017	3.50 to 1.00
December 31, 2017 through September 30, 2018	3.25 to 1.00
December 31, 2018 and each fiscal quarter end thereafter	3.00 to 1.00

For purposes of determining our compliance with the foregoing covenants, our consolidated fixed charge coverage ratio and net leverage ratio are calculated as set forth in the New Credit Agreement.

The New Credit Agreement also contains customary affirmative covenants and events of default.

The foregoing description of the New Credit Agreement and the Security Agreement is only a summary and is qualified in its entirety by reference to the full text of the New Credit Agreement and the Security Agreement, which are filed as Exhibit 10.1 and Exhibit 10.2, respectively, to this Quarterly Report on Form 10-Q and each of which is incorporated by reference herein.

Accelerated Share Repurchase Agreement

On the Closing Date, we entered into a $100.0 million accelerated share repurchase agreement (the “ASR Agreement”) with Bank of America, N.A. (“BofA”).  The ASR Agreement becomes effective July 5, 2017, subject to our option to cancel the transaction contemplated thereby, without any obligation or liability on our part, at any time prior to the effectiveness of the ASR Agreement.  Assuming no cancellation on our part, upon the effectiveness of the ASR Agreement, we would deliver to BofA $100.0 million in exchange for an initial delivery of a number of shares of our common stock, as agreed between us and BofA in the ASR Agreement.  The actual number of shares to be repurchased under the ASR Agreement will be based on the average of the daily volume-weighted average prices of our common stock during the term of the transaction, less an agreed discount, and subject to potential adjustments pursuant to the terms and conditions of the ASR Agreement.  The final settlement of the transaction under the ASR Agreement is expected to occur no later than the first quarter of 2018.  At final settlement, BofA may be required to deliver additional shares of common stock to us, or, under certain circumstances, we may be required to deliver shares of our common stock or to make a cash payment, at our election, to BofA.

The ASR Agreement is part of our previously announced $200.0 million, 24-month share repurchase plan, as approved by our Board of Directors.

Item 6.  EXHIBITS

The Exhibits listed on the accompanying Index to Exhibits are filed or furnished (as noted on such Index) as part of this Form 10-Q and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOPBUILD CORP.

By:	/s/ John S. Peterson
Name:	John S. Peterson
Title:	Vice President and Chief Financial Officer

May 9, 2017

INDEX TO EXHIBITS

		Incorporated By Reference			Filed
Exhibit No.	Exhibit Title	Form	Exhibit	Filing Date	Herewith
10.1	Credit Agreement, dated May 5, 2017, among TopBuild Corp. and Bank of America, N.A., as administrative agent, and the other lenders and agents party thereto				X

10.2	Security and Pledge Agrement, dated May 5, 2017 among Topbuild Corp. and Bank of America, N.A. as administrative agent, and the other lenders and agents party thereto				X

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1‡	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2‡	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

†The schedules to this agreement are omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to supplementally furnish to the SEC, upon request, a copy of any omitted schedule
‡Furnished herewith