Form 10-Q
period 2017-06-30
TopBuild Corp
filed 2017-08-08
CIK 1633931

UNITED STATES

SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes            ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at August 1, 2017
Common stock, par value $0.01 per share	35,542,307

TOPBUILD CORP.

GLOSSARY

We use acronyms and other defined terms for certain business terms and abbreviations throughout this quarterly report on form 10-Q, as defined on the acronyms list and glossary below:

Term	Definition
2015 LTIP	2015 TopBuild Long-Term Incentive Plan, as amended from time to time
2016 Repurchase Program	$50 million share repurchase program authorized by the Board on March 1, 2016
2017 ASR Agreement	$100 million ASR agreement with Bank of America, N.A.
2017 Repurchase Program	$200 million share repurchase program authorized by the Board on February 24, 2017
ASC	Accounting Standards Codification
ASR	Accelerated Share Repurchase
ASU	Accounting Standards Update
Board	Board of Directors
BofA	Bank of America, N.A.
Canyon	Canyon Insulation, Inc.
Capital	Capital Insulation, Inc.
EcoFoam	Bella Insulutions Inc., DBA EcoFoam/Insulutions
Effective Date	June 30, 2015, the date of the "Separation"
ETR	Effective tax rate
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCCR	Fixed charge coverage ratio
GAAP	Generally Accepted Accounting Principles in the United States of America
Guarantors	Certain wholly-owned domestic subsidiaries of TopBuild Corp.
Lenders	Bank of America, N.A., together with the other lenders party to the "New Credit Agreement"
LIBOR	London interbank offered rate
Masco	Masco Corporation
Midwest	Midwest Fireproofing, LLC
MR Insulfoam	MR Insulfoam, LLC
Net Leverage Ratio	As defined in the “New Credit Agreement,” the ratio of outstanding indebtedness, less up to $75 million of unrestricted cash, to EBITDA
New Credit Agreement	Senior secured credit agreement and related security and pledge agreement dated May 5, 2017, with the "Lenders"
NYSE	New York Stock Exchange
Old Credit Agreement

Senior secured credit agreement, as amended, and related collateral and guarantee documentation dated June 9, 2015, with PNC Bank, N.A. as administrative agent, and the other lenders and agents party thereto

Options	Stock option awards
Owens	Owens Corning Sales, LLC
Revolving Facility

Senior secured revolving credit facilities available under the credit agreements.  With respect to the Old Credit Agreement, a $125 million facility with applicable sublimits for letters of credit and swingline loans.  With respect to the New Credit Agreement, a $250 million facility with applicable sublimits for letters of credit and swingline loans.

RSA	Restricted stock award
SEC	United States Securities and Exchange Commission
Separation	Distribution of 100 percent of the outstanding capital stock of TopBuild to holders of Masco common stock
Services Business	Masco's Installation and Other Services segment, spun-off as TopBuild
Superior	Superior Insulation Products, LLC
TopBuild	TopBuild Corp. and its wholly-owned consolidated domestic subsidiaries. Also, the "Company," "we," "us," and "our"
Total Leverage Ratio	As defined in the “New Credit Agreement,” the ratio of outstanding indebtedness, including letters of credit, to EBITDA

PART I – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

TOPBUILD CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands except share data)

	As of
	June 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$94,233	$134,375
Receivables, net of an allowance for doubtful accounts of $3,566 and $3,374 at June 30, 2017, and December 31, 2016, respectively	297,325	252,624
Inventories, net	111,640	116,190
Prepaid expenses and other current assets	23,391	23,364
Total current assets	526,589	526,553

Property and equipment, net	98,185	92,760
Goodwill	1,084,833	1,045,058
Other intangible assets, net	28,786	2,656
Deferred tax assets, net	19,469	19,469
Other assets	3,197	3,623
Total assets	$1,761,059	$1,690,119

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$243,000	$241,534
Current portion of long-term debt	12,500	20,000
Accrued liabilities	77,175	64,399
Total current liabilities	332,675	325,933

Long-term debt	235,422	158,800
Deferred tax liabilities, net	193,715	193,715
Long-term portion of insurance reserves	38,132	38,691
Other liabilities	3,151	433
Total liabilities	803,095	717,572

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value: 10,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2017, and December 31, 2016	—	—
Common stock, $0.01 par value: 250,000,000 shares authorized; 38,578,518 issued and 37,046,499 outstanding at June 30, 2017, and 38,488,825 shares issued and 37,815,199 outstanding at December 31, 2016	386	385
Treasury stock, 1,532,019 shares at June 30, 2017, and 673,626 shares at December 31, 2016, at cost	(61,582)	(22,296)
Additional paid-in capital	848,429	845,476
Retained earnings	170,731	148,982
Total equity	957,964	972,547
Total liabilities and equity	$1,761,059	$1,690,119

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands except per common share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	$474,458	$431,589	$915,821	$845,613
Cost of sales	357,849	333,901	697,584	658,470
Gross profit	116,609	97,688	218,237	187,143

Selling, general, and administrative expense (exclusive of significant legal settlement, shown separately below)	75,813	70,898	150,904	140,586
Significant legal settlement	—	—	30,000	—
Operating profit	40,796	26,790	37,333	46,557

Other income (expense), net:
Interest expense	(1,918)	(1,371)	(3,288)	(3,044)
Loss on extinguishment of debt	(1,086)	—	(1,086)	—
Other, net	105	61	212	136
Other expense, net	(2,899)	(1,310)	(4,162)	(2,908)
Income from continuing operations before income taxes	37,897	25,480	33,171	43,649

Income tax expense from continuing operations	(14,437)	(9,865)	(11,422)	(16,918)
Income from continuing operations	23,460	15,615	21,749	26,731

Net income	$23,460	$15,615	$21,749	$26,731

Income per common share:
Basic:
Income from continuing operations	$0.64	$0.41	$0.59	$0.71
Net income	$0.64	$0.41	$0.59	$0.71

Diluted:
Income from continuing operations	$0.63	$0.41	$0.58	$0.70
Net Income	$0.63	$0.41	$0.58	$0.70

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2017	2016
Net Cash Provided by (Used in) Operating Activities:
Net income	$21,749	$26,731
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,835	5,908
Share-based compensation	5,101	3,705
Loss on extinguishment of debt	1,086	—
Loss on sale or abandonment of property and equipment	285	1,477
Amortization of debt issuance costs	186	171
Provision for bad debt expense	1,750	1,986
Loss from inventory obsolescence	826	667
Deferred income taxes, net	—	(3)
Changes in certain assets and liabilities:
Receivables, net	(25,123)	(21,436)
Inventories, net	5,908	15,819
Prepaid expenses and other current assets	7	(3,266)
Accounts payable	(3,124)	(39,237)
Accrued liabilities	9,787	13,642
Other, net	398	(18)
Net cash provided by operating activities	25,671	6,146

Cash Flows Provided by (Used in) Investing Activities:
Purchases of property and equipment	(8,571)	(6,023)
Acquisition of businesses	(83,932)	—
Proceeds from sale of property and equipment	126	219
Other, net	147	147
Net cash used in investing activities	(92,230)	(5,657)

Cash Flows Provided by (Used in) Financing Activities:
Proceeds from issuance of long-term debt	250,000	—
Repayment of long-term debt	(180,000)	(5,000)
Payment of debt issuance costs	(2,150)	—
Taxes withheld and paid on employees' equity awards	(2,147)	(1,285)
Repurchase of shares of common stock	(39,286)	(4,962)
Net cash provided by (used in) financing activities	26,417	(11,247)

Cash and Cash Equivalents
Decrease for the period	(40,142)	(10,758)
Beginning of year	134,375	112,848
End of period	$94,233	$102,090

Supplemental disclosure of noncash investing activities:
Accruals for property and equipment	$655	$521

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

(In thousands except share data)

	Common	Treasury	Additional
	Stock	Stock	Paid-in	Retained
	($0.01 par value)	at cost	Capital	Earnings	Equity
Balance at December 31, 2015	$377	$—	$838,976	$76,376	$915,729
Net income	—	—	—	26,731	26,731
Share-based compensation	—	—	3,705	—	3,705
Issuance of restricted share awards under long-term equity incentive plan	8	—	(8)	—	—
Repurchase of 153,432 shares of common stock pursuant to Share Repurchase Program	—	(4,962)	—	—	(4,962)
51,578 shares of common stock withheld to pay taxes on employees' equity awards	—	—	(1,285)	—	(1,285)
Balance at June 30, 2016	$385	$(4,962)	$841,388	$103,107	$939,918

Balance at December 31, 2016	$385	$(22,296)	$845,476	$148,982	$972,547
Net income	—	—	—	21,749	21,749
Share-based compensation	—	—	5,101	—	5,101
Issuance of 143,800 restricted share awards under long-term equity incentive plan	1	—	(1)	—	—
Repurchase of 858,393 shares of common stock pursuant to Share Repurchase Program	—	(39,286)	—	—	(39,286)
59,940 shares of common stock withheld to pay taxes on employees' equity awards	—	—	(2,147)	—	(2,147)
Balance at June 30, 2017	$386	$(61,582)	$848,429	$170,731	$957,964

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

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to state fairly our financial position as of June 30, 2017, our results of operations for the three and six months ended June 30, 2017 and 2016, and cash flows for the six months ended June 30, 2017 and 2016.  The Condensed Consolidated Balance Sheet at December 31, 2016, was derived from our audited financial statements, but does not include all disclosures required by GAAP.

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

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Recently Issued Accounting Pronouncements Not Yet Adopted:

In May 2014, the FASB issued a new standard for revenue recognition, ASC 606.  Subsequent to issuing ASC 606, the FASB issued a number of updates and technical improvements which do not change the core principles of the guidance.  The purpose of ASC 606 is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability across industries.  ASC 606 is effective for us beginning January 1, 2018, (with early adoption permitted) and allows for full retrospective or modified retrospective methods of adoption.  In determining the applicability of ASC 606, we considered the general nature of our orders is short-term, based on a single deliverable, and not accounted for under industry-specific guidance.  We reviewed our revenue streams at both our Installation and Distribution segments.  Our initial assessment indicates that the adoption of the standard will likely not have a material impact on the amount or timing of our revenue recognition process.  Additional disclosures related to our revenues, contract balances, and judgments affecting recognition will be required.  We plan to apply the modified retrospective approach to transition to the new guidance, which would allow us to recognize the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings.  We do not plan to early adopt the standard.  We will continue to evaluate additional changes, modifications, clarifications, or interpretations issued by the FASB, which may impact our current conclusions.

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

3. GOODWILL AND OTHER INTANGIBLES

Changes in the carrying amount of goodwill for the six months ended June 30, 2017,  by segment, were as follows, in thousands:

	Gross Goodwill		Gross Goodwill	Accumulated	Net Goodwill
	at		at	Impairment	at
	December 31, 2016	Additions	June 30, 2017	Losses	June 30, 2017
Installation	$1,390,792	$39,775	$1,430,567	$(762,021)	$668,546
Distribution	416,287	—	416,287	—	416,287
Total	$1,807,079	$39,775	$1,846,854	$(762,021)	$1,084,833

Other intangible assets, net includes customer relationships, non-compete agreements, and trademarks.  The following table sets forth our other intangible assets, in thousands:

	As of
	June 30,	December 31,
	2017	2016
Gross definite-lived intangible assets	$47,502	$20,932
Accumulated amortization	(19,123)	(18,683)
Net definite-lived intangible assets	28,379	2,249
Indefinite-lived intangible assets not subject to amortization	407	407
Other intangible assets, net	$28,786	$2,656

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. LONG-TERM DEBT

On May 5, 2017, we and the Guarantors entered into a New Credit Agreement with the Lenders.  All obligations under the New Credit Agreement are guaranteed by the Guarantors, and all obligations under the New Credit Agreement, including the guarantees of those obligations, are secured by substantially all of the assets of us and the Guarantors.

Interest payable on borrowings under the New Credit Agreement is based on an applicable margin rate plus, at our option, either:

•

A base rate determined by reference to the highest of either (i) the federal funds rate plus 0.50 percent, (ii) Bank of America’s “prime rate,” or (iii) the LIBOR rate for U.S. dollar deposits with a term of one month, plus 1.00 percent; or

•	A LIBOR rate determined by reference to the costs of funds for deposits in U.S. dollars for the interest period relevant to such borrowings.

The applicable margin rate is determined based on our Total Leverage Ratio.  In the case of base rate borrowings, the applicable margin rate ranges from 0.00 percent to 1.50 percent and in the case of LIBOR rate borrowings, the applicable margin ranges from 1.00 percent to 2.50 percent.

We are required to pay commitment fees to the Lenders in respect of any unutilized commitments.  The commitment fees range from 0.15 percent to 0.275 percent per annum, depending on our Total Leverage Ratio.  We must also pay customary fees on outstanding letters of credit.

We used a portion of the proceeds from the term loan under the New Credit Agreement to repay all amounts outstanding under the Old Credit Agreement.  The remaining proceeds may be used to fund our 2017 Repurchase program, to make additional acquisitions, or for general operating purposes.  Upon executing the New Credit Agreement, we terminated the Old Credit Agreement and all associated agreements and instruments.

In conjunction with the New Credit Agreement, we recognized a loss on extinguishment of debt of $1.1 million for the three and six months ended June 30, 2017, which is reflected under the caption, “Loss on extinguishment of debt” in our Condensed Consolidated Statements of Operations.  The following table outlines the key terms of our New Credit Agreement compared to the Old Credit Agreement, dollars in thousands:

	New Credit Agreement	Old Credit Agreement
Senior secured term loan facility (original borrowing) (a)	$250,000	$200,000
Additional term loan capacity under delayed draw feature (b)	$100,000	$—

Additional term loan and/or revolver capacity available under incremental facility (c)	$200,000	$100,000

Revolving Facility	$250,000	$125,000
Sublimit for issuance of letters of credit under Revolving Facility (d)	$100,000	$100,000
Sublimit for swingline loans under Revolving Facility (d)	$20,000	$15,000

Interest rate as of June 30, 2017	2.596%	N/A
Scheduled maturity date (e)	5/05/2022	6/30/2020

(a)	The New Credit Agreement provides for a term loan limit of $350.0 million; $250.0 million was drawn on May 5, 2017.
(b)	We can access $100.0 million through a delayed draw term loan on the New Credit Agreement until May 5, 2018. We have not determined the timing or amounts of our delayed draws, if any.
(c)

Additional borrowing capacity is available under the incremental facility, subject to certain terms and conditions (including existing or new lenders providing commitments in respect of such additional borrowing capacity).

(d)	Use of the sublimits for the issuance of letters of credit and swingline loans reduces the availability under the Revolving Facility.
(e)	The scheduled maturity date of the Old Credit Agreement is shown for information only as the Old Credit Agreement has been fully repaid and terminated.

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Borrowings under the New Credit Agreement are prepayable at the Company’s option without premium or penalty.  The Company is required to make prepayments with the net cash proceeds of certain asset sales and certain extraordinary receipts.

The following table sets forth our remaining principal payments for our outstanding term loan balance as of June 30, 2017, in thousands:

Future Principal
Payments
Schedule of Debt Maturity by Years:
2017	$6,250
2018	12,500
2019	15,625
2020	18,750
2021	21,875
2022	175,000
Total principal maturities	$250,000

The following table reconciles the principal balance of our long-term debt to our Condensed Consolidated Balance Sheets, in thousands:

	As of
	June 30,	December 31,
	2017	2016
Current portion of long-term debt	$12,500	$20,000
Long-term portion of long-term debt	237,500	160,000
Unamortized debt issuance costs	(2,078)	(1,200)
Long-term debt	$247,922	$178,800

The Company has outstanding standby letters of credit that secure our financial obligations related to our workers’ compensation, general insurance, and auto liability programs.  These standby letters of credit reduce the availability under the Revolving Facility.  The following table summarizes our availability under the Revolving Facility, in thousands:

	As of
	June 30,	December 31,
	2017	2016
Revolving Facility	$250,000	$125,000
Less: standby letters of credit	(49,080)	(49,080)
Capacity under Revolving Facility	$200,920	$75,920

The New Credit Agreement contains certain covenants that limit, among other things, the ability of the Company to incur additional indebtedness or liens; to make certain investments or loans; to make certain restricted payments; to enter into consolidations, mergers, sales of material assets, and other fundamental changes; to transact with affiliates; to enter into agreements restricting the ability of subsidiaries to incur liens or pay dividends; or to make certain accounting changes.  The New Credit Agreement contains customary affirmative covenants and events of default.

The New Credit Agreement requires us to maintain a Net Leverage Ratio and minimum FCCR throughout the term of the agreement.  The following table sets forth the maximum Net Leverage Ratios and minimum FCCR:

Quarter Ending	Maximum Net Leverage Ratio	Minimum FCCR
September 30, 2017	3.50:1.00	1.25:1.00
December 31, 2017 through September 30, 2018	3.25:1.00	1.25:1.00
December 31, 2018 and each quarter thereafter	3.00:1.00	1.25:1.00

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table outlines the key financial covenants effective for the period covered by this report:

As of
	June 30,	December 31,
	2017	2016 (a)
Maximum Net Leverage Ratio	3.50:1.00	3.00:1.00
Minimum FCCR	1.25:1.00	1.10:1.00
Compliance as of period end	In Compliance	In Compliance

(a)	Financial ratios as of December 31, 2016 were subject to the Old Credit Agreement

5. FAIR VALUE MEASUREMENTS

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

Fair Value on Recurring Basis

The carrying values of cash and cash equivalents, receivables, net, and accounts payable are considered to be representative of their respective fair values due to the short-term nature of these instruments.  We measure our contingent consideration liabilities related to business combinations at fair value.  For more information see Note 12 – Business Combinations.

Fair Value on Non-Recurring Basis

Fair value measurements were applied to our long-term debt.  The carrying value of our long-term debt approximates the fair market value primarily due to the fact that the non-performance risk of servicing our debt obligations, as reflected in our business and credit risk profile, has not materially changed since we assumed our debt obligations under the New Credit Agreement.  In addition, due to the floating-rate nature of our long-term debt, the market value is not subject to variability solely due to changes in the general level of interest rates as is the case with a fixed-rate debt obligation.  During the periods presented, there were no transfers between fair value hierarchical levels.

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

6. SEGMENT INFORMATION

The following table sets forth our net sales and operating results by segment, in thousands:

	Three Months Ended June 30,
	2017	2016	2017	2016
	Net Sales		Operating Profit (b)
Our operations by segment were (a):
Installation	$320,984	$288,042	$35,086	$22,797
Distribution	175,062	164,257	17,022	13,547
Intercompany eliminations	(21,588)	(20,710)	(3,680)	(3,524)
Total	$474,458	$431,589	48,428	32,820
General corporate expense, net (c)			(7,632)	(6,030)
Operating profit, as reported			40,796	26,790
Other expense, net			(2,899)	(1,310)
Income from continuing operations before income taxes			$37,897	$25,480

	Six Months Ended June 30,
	2017	2016	2017	2016
	Net Sales		Operating Profit (b)
Our operations by segment were (a):
Installation (exclusive of significant legal settlement, shown separately below)	$611,870	$560,920	$56,123	$36,303
Significant legal settlement (Installation segment) (d)	—	—	(30,000)	—
Distribution	345,306	325,145	32,506	27,880
Intercompany eliminations	(41,355)	(40,452)	(6,980)	(6,876)
Total	$915,821	$845,613	51,649	57,307
General corporate expense, net (c)			(14,316)	(10,750)
Operating profit, as reported			37,333	46,557
Other expense, net			(4,162)	(2,908)
Income from continuing operations before income taxes			$33,171	$43,649

(a)	All of our operations are located in the United States.
(b)

Segment operating profit for the three and six months ended June 30, 2017 and 2016, includes an allocation of general corporate expenses attributable to the operating segments which is based on direct benefit or usage (such as salaries of corporate employees who directly support the segment).

(c)

General corporate expense, net included expenses not specifically attributable to our segments for functions such as corporate human resources, finance, and legal, including salaries, benefits, and other related costs.

(d)

Significant legal settlement expense of $30 million incurred for the six months ended June 30, 2017, related to the settlement agreement with Owens.  For more information see Note 7 – Other Commitments and Contingencies.

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. OTHER COMMITMENTS AND CONTINGENCIES

Litigation.  During the second quarter of 2017, we entered into a settlement with Owens in connection with our previously reported breach of contract action related to our termination of an insulation supply agreement.  Under the terms of the settlement, we paid Owens $30 million.  The settlement resulted in the dismissal of the lawsuit filed in May 2016 in Toledo, Ohio.  The settlement is reflected in the significant legal settlement line item within our Condensed Consolidated Statements of Operations for the six months ended June 30, 2017.  The settlement is also reflected in our installation segment’s operating results.

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

8. INCOME TAXES

Our effective tax rates were 38.1 percent and 34.4 percent for the three and six months ended June 30, 2017, respectively. The effective tax rates for the three and six months ended June 30, 2016, were 38.7 percent and 38.8 percent, respectively.  The lower 2017 rates were due to discrete benefits related to share-based compensation and an increase in the amount of the Domestic Production Activities Deduction.

A tax benefit of $0.3 million and $1.2 million related to share-based compensation was recognized in our Condensed Consolidated Statements of Operations as a discrete item in income tax expense for the three and six months ended June 30, 2017, respectively.

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

9. INCOME PER SHARE

Basic net income per share is calculated by dividing net income by the weighted average shares outstanding during the period, without consideration for common stock equivalents.

Diluted net income per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method.

Basic and diluted income per share were computed as follows, in thousands, except share and per share amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Income from continuing operations	$23,460	$15,615	$21,749	$26,731
Net income - basic and diluted	$23,460	$15,615	$21,749	$26,731

Weighted average number of common shares outstanding - basic	36,488,222	37,691,259	36,803,979	37,726,542

Dilutive effect of common stock equivalents:
RSAs with service-based conditions	227,185	176,401	214,242	145,042
RSAs with market-based conditions	189,835	58,392	160,693	29,196
RSAs with performance-based conditions	—	—	—	—
Stock options	286,057	50,651	225,279	37,328

Weighted average number of common shares outstanding - diluted	37,191,299	37,976,703	37,404,193	37,938,108

Basic income per common share:
Income from continuing operations	$0.64	$0.41	$0.59	$0.71
Net income	$0.64	$0.41	$0.59	$0.71

Diluted income per common share:
Income from continuing operations	$0.63	$0.41	$0.58	$0.70
Net income	$0.63	$0.41	$0.58	$0.70

The following table summarizes shares excluded from the calculation of diluted income per share because their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Anti-dilutive common stock equivalents:
RSAs with service-based conditions	985	12,238	916	55,986
RSAs with market-based conditions	—	—	—	12,647
RSAs with performance-based conditions	—	—	—	—
Stock options	96,211	445,196	86,442	464,740
Total anti-dilutive common stock equivalents:	97,196	457,434	87,358	533,373

10. SHARE-BASED COMPENSATION

Our eligible employees currently participate in the 2015 LTIP.  The 2015 LTIP authorizes the Board to grant stock options, stock appreciation rights, restricted shares, restricted share units, performance awards, and dividend equivalents.  All grants are made by issuing new shares and no more than 4.0 million shares of common stock may be issued under the 2015 LTIP.  As of June 30, 2017, we had 2.8 million shares available under the 2015 LTIP.

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Share-based compensation expense is included in selling, general, and administrative expense.  The income tax effect associated with award vestings is included in income tax expense.  The following table presents the amounts recognized in our Condensed Consolidated Statements of Operations, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Share-based compensation expense	$3,017	$2,105	$5,101	$3,705
Income tax benefit realized from award vestings	$338	$—	$1,166	$—

The following table presents a summary of our share-based compensation activity for the six months ended June 30, 2017, in thousands, except per share amounts:

	RSAs		Options
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance December 31, 2016	653.1	$25.71	712.0	$9.73	$25.03	$7,525.8
Granted	145.3	$43.46	153.0	$14.62	$38.89	—
Converted/Exercised	(142.0)	$21.99	(49.0)	$11.07	$28.81	$1,160.1
Forfeited	(24.0)	$31.86	—	$—	$—	—
Balance June 30, 2017	632.4	$30.39	816.0	$10.56	$27.40	$20,948.9

Exercisable June 30, 2017 (a)			237.5	$8.74	$22.37	$7,291.0

(a)	The weighted average remaining contractual term for vested options is 6.9 years.

We had unrecognized share-based compensation expense relating to unvested awards as shown in the following table, dollars in thousands:

	As of June 30, 2017
	Unrecognized Compensation Expense on Unvested Awards	Weighted Average Remaining Vesting Period
RSAs	$13,658	1.7 years
Options	5,326	1.6 years
Total unrecognized compensation expense related to unvested awards	$18,984

Our RSAs with performance-based conditions are evaluated on a quarterly basis with adjustments to compensation expense based on the likelihood of the performance target being achieved or exceeded.  The following table shows the range of payouts and the related expense for our outstanding RSAs with performance-based conditions, in thousands:

		Payout Ranges and related expense
RSAs with performance-based conditions	Grant Date Fair Value	0%	25%	100%	200%
February 22, 2016	$2,018	$—	$505	$2,018	$4,036
February 21, 2017	$2,161	$—	$540	$2,161	$4,322

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

11.  SHARE REPURCHASE PROGRAM

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

The following table sets forth our share repurchases under the 2016 and 2017 Share Repurchase Programs:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2017	2017
Number of shares purchased	461,358	858,393
Share repurchase cost (in thousands)	$21,907	$39,286
Average price per share	$47.48	$45.77

On May 5, 2017, we entered into the 2017 ASR Agreement.  The agreement became effective on July 5, 2017.  Upon the effectiveness of the agreement, we delivered to BofA $100.0 million in exchange for an initial delivery of a number of shares of our common stock.  The actual number of shares to be repurchased under the 2017 ASR Agreement will be based on the average of the daily volume-weighted average prices paid for our common stock during the term of the transaction, less an agreed discount, and subject to potential adjustments pursuant to the terms and conditions of the agreement.  The final settlement of the transaction under the agreement is expected to occur no later than the first quarter of 2018.  At final settlement, BofA may be required to deliver additional shares of common stock to us, or, under certain circumstances, we may be required to deliver shares of our common stock or to make a cash payment, at our election, to BofA.

The 2017 ASR Agreement is part of our 2017 Repurchase Program.  For more information, see Note 14 – Subsequent Events.

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

12.  BUSINESS COMBINATIONS

As part of our strategy to supplement our organic growth and expand our access to additional markets and products, we made several acquisitions during the six months ended June 30, 2017.  Each acquisition was accounted for as a business combination under ASC Topic 805, “Business Combinations.”  Acquisition related costs for the three and six months ended June 30, 2017, were $0.1 million and $0.4 million, respectively and are included in selling, general, and administrative expense in our Condensed Consolidated Statements of Operations.

Acquisitions

On January 16, 2017, we acquired substantially all of the assets of Midwest, a heavy commercial fireproofing and insulation company with locations in Chicago, Illinois and Indianapolis, Indiana.  The purchase price of approximately $12.2 million was funded by cash on hand.

On February 27, 2017, we acquired substantially all of the assets of EcoFoam, a residential and light commercial insulation installation company with locations in Colorado Springs and Denver, Colorado.  The purchase price of approximately $22.3 million was funded by cash on hand of $20.2 million and contingent consideration of $2.1 million.

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

On April 20, 2017, we acquired substantially all of the assets of Superior, a residential insulation installation company located in Seattle, Washington.  The purchase price of approximately $10.9 million was funded by cash on hand.

On June 8, 2017, we acquired substantially all of the assets of Canyon, a heavy commercial insulation and firestopping company with locations in Corona, San Diego, and Livermore, California.  The purchase price of approximately $34.4 million was funded by cash on hand of $31.8 million and deferred purchase price consideration of $2.7 million.

Revenue and net income since the acquisition date included in our Condensed Consolidated Statements of Operations were as follows, in thousands:

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
	Net Sales	Net Income	Net Sales	Net Income
Midwest	$4,940	$231	$8,208	$140
EcoFoam	$6,848	$134	$9,237	$225
Superior	$2,866	$337	$2,866	$337
Canyon	$1,733	$221	$1,733	$221
All others	$2,745	$355	$2,941	$377

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

	Pro forma for the three months ended June 30,		Pro forma for the six months ended June 30,
	2017	2016	2017	2016
Net sales	$485,299	$456,173	$940,334	$890,158
Net income	$24,113	$17,212	$23,804	$29,227

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table details the additional expense included in the unaudited pro forma net income that would have been recorded had the acquisitions taken place on January 1, 2016, in thousands:

	Pro forma for the three months ended June 30,		Pro forma for the six months ended June 30,
	2017	2016	2017	2016
Amortization of intangible assets	$216	$751	$830	$1,503
Income tax expense (using normalized 38% ETR)	$400	$979	$1,260	$1,530

Purchase Price Allocations

The estimated fair values of the assets acquired and liabilities assumed for the acquisitions, as well as total consideration paid, approximated the following as of June 30, in thousands:

	2017
	Midwest	EcoFoam	Superior	Canyon	All others	Total
Estimated fair values:
Accounts receivable	$6,690	$3,762	$2,012	$8,222	$678	$21,364
Inventories	75	1,119	321	529	141	2,185
Prepaid and other assets	—	27	1	—	6	34
Property and equipment	655	1,544	361	475	357	3,392
Intangible assets	2,660	6,650	5,270	8,450	3,540	26,570
Goodwill	3,504	11,588	3,657	16,889	4,137	39,775
Accounts payable	(1,359)	(2,093)	(681)	(163)	(26)	(4,322)
Accrued liabilities	—	(302)	(4)	—	—	(306)
Net assets acquired	$12,225	$22,295	$10,937	$34,402	$8,833	$88,692

The following table details the fair value of consideration transferred as of June 30, in thousands:

	2017
	Midwest	EcoFoam	Superior	Canyon	All others	Total
Fair value of consideration:
Cash	$12,225	$20,185	$10,937	$31,752	$8,833	$83,932
Deferred consideration	—	—	—	2,650	—	2,650
Contingent consideration	—	2,110	—	—	—	2,110
Total consideration transferred	$12,225	$22,295	$10,937	$34,402	$8,833	$88,692

Estimates of acquired intangible assets related to the acquisitions are as follows, as of June 30, dollars in thousands:

	2017
	Estimated Fair Value	Weighted Average Estimated Useful Life (Years)
Customer relationships	$19,070	10
Trademarks and trade names	1,260	10
Non-competition agreements	6,240	5
Total intangible assets	$26,570	9

Further adjustments to the allocation for each acquisition still under its measurement period, generally one year from acquisition date, are expected as third-party or internal valuations are finalized, certain tax aspects of the transaction are completed, and customary post-closing reviews are concluded during the measurement period attributable to each individual business combination.  Insignificant adjustments to the fair value of assets acquired, and in some cases total purchase price, have been made to certain business combinations since the date of acquisition.  Adjustments may be made to the fair value of assets acquired, and in some cases total purchase price may be adjusted, through the end of each measurement period.

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Goodwill to be recognized in connection with these acquisitions is attributable to the synergies expected to be realized and improvements in the businesses after the acquisitions.  The goodwill will be recognized entirely by our Installation segment.  All of the $39.8 million of goodwill is expected to be deductible for income tax purposes.

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

Contingent consideration is recorded in the Condensed Consolidated Balance Sheets in accrued liabilities and other liabilities.  Adjustments to the fair value of contingent consideration will be reflected in selling, general, and administrative expense in the Condensed Consolidated Statements of Operations and are included in the acquisition related costs above.  The following table presents the fair value of contingent consideration as of June 30, 2017, in thousands:

	Fair Value of Contingent Consideration Recognized at Acquisition Date	Settlement of Contingent Consideration	Adjustment to Contingent Consideration Charged to Expense	Liability Balance for Contingent Consideration
EcoFoam	$2,110	$—	$48	$2,158

13.  CLOSURE COSTS

We continuously evaluate our national footprint to ensure we are strategically located throughout the U.S. to serve our customers and position ourselves for continued growth.  As a result of this evaluation, management approved a plan to consolidate certain back-office support operations to our Daytona Beach, Florida, Branch Support Center.  We recognize expenses related to closures and position eliminations at the time of announcement or notification.  Such costs included termination and other severance benefits, lease abandonment costs, and other transition costs.  Closure costs are reflected in our Condensed Consolidated Statements of Operations as selling, general, and administrative expense.    Accrued closure costs are reflected in our Condensed Consolidated Balance  Sheets as accrued liabilities.  Remaining accrued closure costs are expected to be paid within the next three to six months, except our lease termination costs, which we expect to be paid over the following three years.

The following table details our total estimated closure costs, by cost type, related to the above closure and transition costs, in thousands:

Segment / Cost Type	Closure Costs Liability at December 31, 2016	Closure Costs Incurred for the Six Months Ended June 30, 2017	Cash Payments for the Six Months Ended June 30, 2017	Non-cash Adjustments for the Six Months Ended June 30, 2017	Closure Costs Liability at June 30, 2017
Corporate:
Severance	$—	$672	$(59)	$(282)	$331
Lease abandonment	—	582	(52)	(115)	415
Other costs	—	876	(792)	—	84
Total Corporate:	$—	$2,130	$(903)	$(397)	$830

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

14.  SUBSEQUENT EVENTS

On May 5, 2017, we entered into the 2017 ASR Agreement as part of our 2017 Repurchase Program.  On July 5, 2017, we made a payment of $100.0 million and received an initial share delivery of approximately 1.5 million shares worth approximately $80.0 million.  The remaining balance of $20.0 million is expected to settle no later than March 2018.  The actual number of shares to be repurchased will be based on the average of the daily volume-weighted average prices of our common stock repurchased during the term of the transaction, less an agreed discount.  At final settlement, BofA may be required to deliver additional shares of common stock to us, or, under certain circumstances, we may be required to deliver shares of our common stock or make a cash payment, at our election, to BofA.

During July 2017, we used $30.0 million of cash on hand and borrowed $70.0 million under our Revolving Facility to fund the 2017 ASR Agreement.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

TopBuild, headquartered in Daytona Beach, Florida, is the leading purchaser, installer, and distributor of insulation products to the U.S. construction industry, based on revenue.  We trade on the NYSE under the symbol “BLD.”

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

Through our Distribution segment, we distribute insulation and other building products, including rain gutters, fireplaces, closet shelving, and roofing materials through our Service Partners business, which has over 70 branches in 32 states.  Our Service Partners customer base consists of thousands of insulation contractors of all sizes, gutter contractors, weatherization contractors, other contractors, dealers, metal building erectors, and modular home builders.

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

For additional details pertaining to our operating results by segment see Note 6 – Segment Information in the notes to the unaudited condensed consolidated financial statements, which is incorporated herein by reference.

SECOND QUARTER 2017 VERSUS SECOND QUARTER 2016

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

The following table sets forth our net sales, gross profit, operating profit, and margins, as reported in our Condensed Consolidated Statements of Operations, in thousands:

	Three Months Ended June 30,
	2017	2016
Net sales	$474,458	$431,589
Cost of sales	357,849	333,901
Cost of sales ratio	75.4%	77.4%

Gross profit	116,609	97,688
Gross profit margin	24.6%	22.6%

Selling, general, and administrative expense	75,813	70,898
Selling, general, and administrative expense to sales ratio	16.0%	16.4%

Operating profit	40,796	26,790
Operating profit margin	8.6%	6.2%

Other expense, net	(2,899)	(1,310)
Income tax expense from continuing operations	(14,437)	(9,865)
Income from continuing operations	$23,460	$15,615
Net margin on continuing operations	4.9%	3.6%

Sales and Operations

Net sales increased 9.9 percent for the three months ended June 30, 2017, from the comparable period of 2016.  The increase was principally driven by increased organic sales volume, overall increased selling prices as well as our seven acquisitions completed during 2017 and 2016.  Our sales benefited from the overall continued improvement in the housing market, as well as our continued focus on organically growing our residential and commercial activity.

The following table details our same branch sales and sales from acquired businesses, in thousands:

	Three Months Ended June 30,
	2017	2016
Net sales
Same branch (a)	$453,648	$431,589
Acquired	20,810	—
Total	$474,458	$431,589

(a)	We define same branch sales as sales from branches in operation for at least 12 full calendar months.

Our gross profit margins were 24.6 percent and 22.6 percent for the three months ended June 30, 2017 and 2016, respectively.  Gross profit margin was positively impacted by favorable leverage on overall higher sales volume, improved selling prices, improved labor productivity, lower material costs, and lower health insurance costs.

Selling, general, and administrative expense, as a percent of sales, was 16.0 percent and 16.4 percent for the three months ended June 30, 2017 and 2016, respectively.  Decreased selling, general, and administrative expense as a percent of sales was a result of better absorption of fixed costs, lower salaries expense, and lower workers’ compensation and general insurance expense, partially offset by higher share-based compensation and legal expenses.  Operating margins were 8.6 percent and 6.2 percent for the three months ended June 30, 2017 and 2016, respectively.  The increase in operating margins was a result of better absorption of fixed costs, overall increased sales volume, improved selling prices, lower material cost, improved labor productivity, and lower salaries expense, partially offset by higher share-based compensation and legal expenses, as well as closure and related costs noted below.

Closure and Related Costs

We incurred expense of $0.5 million during the three months ended June 30, 2017, related to the consolidation of certain back-office operations to our Daytona Beach, Florida, Branch Support Center.

Business Segment Results

The following table sets forth our net sales and operating profit margins by business segment, in thousands:

	Three Months Ended June 30,
	2017	2016	Percent Change
Sales by business segment:
Installation	$320,984	$288,042	11.4%
Distribution	175,062	164,257	6.6%
Intercompany eliminations and other adjustments	(21,588)	(20,710)
Net sales	$474,458	$431,589	9.9%

Operating profit by business segment:
Installation	$35,086	$22,797	53.9%
Distribution	17,022	13,547	25.7%
Intercompany eliminations and other adjustments	(3,680)	(3,524)
Operating profit before general corporate expense	48,428	32,820	47.6%
General corporate expense, net	(7,632)	(6,030)	26.6%
Operating profit	$40,796	$26,790	52.3%

Operating profit margins:
Installation	10.9%	7.9%
Distribution	9.7%	8.2%
Operating profit margin before general corporate expense	10.2%	7.6%
Operating profit margin	8.6%	6.2%

Installation

Sales

Sales in the Installation segment increased $32.9 million, or 11.4 percent, for the three months ended June 30, 2017, compared to the same period in 2016.  Sales increased 7.2 percent from acquired branches and 1.5 percent due to increased selling prices.  Sales also increased due to increased sales volume related to a higher level of activity in new home construction and an increased sales volume of commercial installation.

Operating results

Operating margins in the Installation segment were 10.9 percent and 7.9 percent for the three months ended June 30, 2017 and 2016, respectively.  The increase in operating margins was a result of increased sales volume and related absorption of fixed costs, a 1.5 percent increase in selling prices, lower material cost, improved sales productivity, lower health insurance costs, as well as the benefits associated with cost savings initiatives, partially offset by higher legal fees.

Distribution

Sales

Sales in the Distribution segment increased $10.8 million, or 6.6 percent, for the three months ended June 30, 2017, compared to the same period in 2016.  The increase was primarily due to increased sales volume related to a higher level of activity in new home construction.  Sales were partially offset by a 0.2 percent decrease in selling prices.

Operating results

Operating margins in the Distribution segment were 9.7 percent and 8.2 percent for the three months ended June 30, 2017 and 2016, respectively.  The increase in operating margins was a result of better absorption of fixed costs and increased sales volume.  Sales volume increased due to a higher level of activity in new home construction as well as lower material costs, partially offset by selling price degradation.

OTHER ITEMS

Other expense, net

Other expense, net, which primarily consisted of interest expense, was $2.9 million and $1.3 million for the three months ended June 30, 2017 and 2016, respectively.  The increase in other expense, net for the three months ended June 30, 2017, primarily related to a $1.1 million loss on extinguishment of debt as a result of our debt refinancing completed on May 5, 2017.

Income tax expense from continuing operations

Income tax expense from continuing operations was $14.4 million, an ETR of 38.1 percent, for the three months ended June 30, 2017, compared to $9.9 million, an ETR of 38.7 percent, for the comparable period in 2016.  The lower 2017 rate was due to a discrete benefit related to share-based compensation and an increase in the amount of the Domestic Production Activities Deduction.

FIRST SIX MONTHS 2017 VERSUS FIRST SIX MONTHS 2016

The following table sets forth our net sales, gross profit, operating profit, and margins, as reported in our Condensed Consolidated Statements of Operations, in thousands:

	Six Months Ended June 30,
	2017	2016
Net sales	$915,821	$845,613
Cost of sales	697,584	658,470
Cost of sales ratio	76.2%	77.9%

Gross profit	218,237	187,143
Gross profit margin	23.8%	22.1%

Selling, general, and administrative expense (exclusive of significant legal settlement, shown separately below)	150,904	140,586
Selling, general, and administrative expense (exclusive of significant legal settlement, show separately below) to sales ratio	16.5%	16.6%

Significant legal settlement	30,000	—
Significant legal settlement to sales ratio	3.3%	—

Operating profit	37,333	46,557
Operating profit margin	4.1%	5.5%

Other expense, net	(4,162)	(2,908)
Income tax expense from continuing operations	(11,422)	(16,918)
Income from continuing operations	$21,749	$26,731
Net margin on continuing operations	2.4%	3.2%

Sales and Operations

Net sales increased 8.3 percent for the six months ended June 30, 2017, from the comparable period of 2016.  The increase was principally driven by increased organic sales volume, overall increased selling prices as well as our seven acquisitions completed during 2017 and 2016.  Our sales benefited from the overall continued improvement in the housing market, as well as our continued focus on organically growing our residential and commercial activity.

The following table details our same branch sales and sales from acquired businesses, in thousands:

	Six Months Ended June 30,
	2017	2016
Net sales
Same branch (a)	$887,425	$845,613
Acquired	28,396	—
Total	$915,821	$845,613

(a)	We define same branch sales as sales from branches in operation for at least 12 full calendar months.

Our gross profit margins were 23.8 percent and 22.1 percent for the six months ended June 30, 2017 and 2016, respectively.  Gross profit margin was positively impacted by favorable leverage on overall higher sales volume, higher selling prices, lower material costs, and lower health insurance costs.

Selling, general, and administrative expense, exclusive of the significant legal settlement discussed below, as a percent of sales, was 16.5 percent and 16.6 percent for the six months ended June 30, 2017 and 2016, respectively.  Decreased selling, general, and administrative expense as a percent of sales was a result of lower salaries and group health expense, partially offset by higher legal and share-based compensation expense, as well as closure and related costs noted below.  We incurred a $30 million legal settlement during the six months ended June 30, 2017, related to the settlement of a breach of contract action related to our termination of an insulation supply agreement with Owens.  Operating margins, exclusive of the significant legal settlement discussed above were 7.4 percent and 5.5 percent for the six months ended June 30, 2017 and 2016, respectively.  The increase in operating margins was a result of overall increased sales volume, higher selling prices, lower material cost, and lower health insurance costs, partially offset by higher legal fees, share-based compensation expense, and bonus expense.

Closure and Related Costs

We incurred expense of $1.7 million during the six months ended June 30, 2017, related to the consolidation of certain back-office operations to our Daytona Beach, Florida, Branch Support Center.

Business Segment Results

The following table sets forth our net sales and operating profit margins by business segment, in thousands:

	Six Months Ended June 30,
	2017	2016	Percent Change
Sales by business segment:
Installation	$611,870	$560,920	9.1%
Distribution	345,306	325,145	6.2%
Intercompany eliminations and other adjustments	(41,355)	(40,452)
Net sales	$915,821	$845,613	8.3%

Operating profit by business segment:
Installation (exclusive of significant legal settlement, shown separately below)	56,123	36,303	54.6%
Significant legal settlement (Installation segment)	$(30,000)	$—
Distribution	32,506	27,880	16.6%
Intercompany eliminations and other adjustments	(6,980)	(6,876)
Operating profit before general corporate expense	51,649	57,307	(9.9)%
General corporate expense, net	(14,316)	(10,750)
Operating profit	$37,333	$46,557	(19.8)%

Operating profit margins:
Installation (exclusive of significant legal settlement)	9.2%	6.5%
Installation (inclusive of significant legal settlement)	4.3%
Distribution	9.4%	8.6%
Operating profit margin before general corporate expense	5.6%	6.8%
Operating profit margin	4.1%	5.5%

Installation

Sales

Sales in the Installation segment increased $51.0 million, or 9.1 percent, for the six months ended June 30, 2017, compared to the same period in 2016.  Sales increased 5.1 percent from acquired branches and 1.6 percent due to increased selling prices.  Sales also increased due to increased sales volume related to a higher level of activity in new home construction and an increased sales volume of commercial installation.

Operating results

Operating margins in the Installation segment were 4.3 percent and 6.5 percent for the six months ended June 30, 2017 and 2016, respectively.  The decrease in operating margins was a result of the $30 million legal settlement with Owens, as well as legal fee expense.  The decrease was partially offset by increased sales volume and related absorption of fixed costs, higher selling prices, lower material cost, improved sales productivity, as well as the benefits associated with cost savings initiatives.

Distribution

Sales

Sales in the Distribution segment increased $20.2 million, or 6.2 percent, for the six months ended June 30, 2017, compared to the same period in 2016.  The increase was primarily due to increased sales volume related to a higher level of activity in new home construction.  Sales were partially offset by a 1.4 percent decrease in selling prices.

Operating results

Operating margins in the Distribution segment were 9.4 percent and 8.6 percent for the six months ended June 30, 2017 and 2016, respectively.  Operating margins were positively impacted by increased sales volume related to a higher level of activity in new home construction as well as improved labor productivity, partially offset by selling price degradation.

OTHER ITEMS

Other expense, net

Other expense, net, which primarily consisted of interest expense, was $4.2 million and $2.9 million for the six months ended June 30, 2017 and 2016, respectively.  The increase in other expense, net for the six months ended June 30, 2017, primarily related to a $1.1 million loss on extinguishment of debt as a result of our debt refinancing completed on May 5, 2017.  Utilizing our current interest rate of 2.60 percent as of June 30, 2017, our expected interest expense, including the amortization of debt issuance costs and other fees, is estimated to be $4.1 million for the remaining six months of 2017.

Income tax expense from continuing operations

Income tax expense from continuing operations was $11.4 million, an ETR of 34.4 percent, for the six months ended June 30, 2017, compared to $16.9 million, and ETR of 38.8 percent, for the comparable period in 2016. The lower rate was primarily due to a discrete benefit related to share-based compensation and an increase in the amount of the Domestic Production Activities Deduction.

Cash Flows and Liquidity

Significant sources (uses) of cash and cash equivalents for the six months ended June 30, 2017 and 2016, are summarized as follows, in thousands:

	Six Months Ended June 30,
	2017	2016
Net cash provided by operating activities	$25,671	$6,146
Purchases of property and equipment	(8,571)	(6,023)
Acquisition of businesses	(83,932)	—
Proceeds from sale of property and equipment	126	219
Other investing, net	147	147
Proceeds from issuance of long-term debt	250,000	—
Repayment of long-term debt	(180,000)	(5,000)
Taxes withheld and paid on employees' equity awards	(2,147)	(1,285)
Repurchase of shares of common stock	(39,286)	(4,962)
Payment of debt issuance costs	(2,150)	—
Cash and cash equivalents decrease	$(40,142)	$(10,758)
Working capital (receivables, net plus inventories, net less accounts payable) as a percentage of net sales for the trailing 12 months (a)	8.8%	8.4%

(a)	Sales for the trailing 12 months have been adjusted for the pro forma effect of acquired branches

Net cash flows provided by operating activities were $25.7 million and $6.1 million for the six months ended June 30, 2017 and 2016, respectively.  The increase was due to the satisfaction of payables during the first six months of 2016 related to strategic inventory purchases in the fourth quarter of 2015 which were not replicated in 2016, as well as nominal changes to payment terms for select suppliers which accelerated payments in 2016.  Additionally, a decrease of inventory related to higher sales for the six months ended June 30, 2017, served as a cash inflow, partially offset by a decrease in net income related to the legal settlement with Owens.  As of June 30, 2017, and 2016, our working capital was 8.8 percent and 8.4 percent of net sales for the trailing twelve months, adjusted for the pro forma effect to assume full LTM for acquired companies, respectively.  Working capital increased $22.8 million to $166.0 million at June 30, 2017, compared to June 30, 2016.  The increase in working capital as a percentage of net sales for the trailing 12 months was primarily due to increased accounts receivable driven by higher commercial sales mix which comes with longer collection terms, relative to the trailing 12 months’ net sales, as well as initial inefficiencies in accounts payable and accounts receivable processes for acquired companies, partially offset by an increase in our accounts payable balance related to improved management of our supplier payments.

Net cash used in investing activities was $92.2 million for the six months ended June 30, 2017, primarily comprised of $83.9 million for the acquisitions of substantially all of the assets of Midwest, EcoFoam, MR Insulfoam, Capital, Superior, and Canyon and $8.6 million for purchases of property and equipment, partially offset by $0.1 million of proceeds from the sale of property and equipment.  Net cash used in investing activities was $5.7 million for the six months ended June 30, 2016, primarily comprised of $6.0 million of purchases of property and equipment, partially offset by $0.2 million of proceeds from the sale of property and equipment.

Net cash provided by financing activities was $26.4 million for the six months ended June 30, 2017, primarily comprised of $250 million of proceeds from issuance of long-term debt related to our New Credit Agreement. We used $175 million of the proceeds to pay off all amounts outstanding under our Old Credit Agreement, $39.3 million for common stock repurchases related to our share repurchase programs, $5.0 million of repayments of our previous long-term debt, $2.2 million for payment of debt issuance costs, and $2.1 million for purchases of common stock for tax withholding obligations related to the vesting of share-based incentive awards during the six months ended June 30, 2017.  Net cash used in financing activities was $11.2 million for the six months ended June 30, 2016, primarily comprised of $5.0 million of repayments of our long-term debt, $5.0 million for common stock repurchases related to our $50 million share repurchase program announced in March 2016, and $1.3 million for purchases of common stock for tax withholding obligations related to the vesting of restricted share awards during the six months ended June 30, 2016.

We have access to liquidity through our cash from operations and available borrowing capacity under our New Credit Agreement, which provides for borrowing and/or standby letter of credit issuances of up to $250 million under a Revolving Facility as well as $100 million of additional term loan capacity under a delayed draw feature.  We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to support our ongoing operations and to fund our debt service requirements, capital expenditures, and working capital for at least the next 12 months.  Cash flows are seasonally stronger in the third and fourth quarters as a result of increased new construction activity.

The following table summarizes our liquidity, in thousands:

	As of
	June 30,	December 31,
	2017	2016
Cash and cash equivalents	$94,233	$134,375
Revolving Facility	250,000	125,000
Less: standby letters of credit	(49,080)	(49,080)
Capacity under Revolving Facility	200,920	75,920
Additional term loan capacity under delayed draw feature	100,000	―
Total liquidity	$395,153	$210,295

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

	As of
	June 30,	December 31,
	2017	2016
Performance bonds	$34,933	$22,312
Licensing, insurance, and other bonds	13,520	13,480
Total	$48,453	$35,792

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

FORWARD-LOOKING STATEMENTS

Statements contained in this report that reflect our views about our future performance constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by words such as “will,” “would,” “anticipate,” “expect,” “believe,” “designed,” “plan,” or “intend,” the negative of these terms, and similar references to future periods.  These views involve risks and uncertainties that are difficult to predict and, accordingly, our actual results may differ materially from the results discussed in our forward-looking statements.  We caution you against unduly relying on any of these forward-looking statements.  Our future performance may be affected by our reliance on residential new construction, residential repair/remodel, and commercial construction; our reliance on third-party suppliers and manufacturers; our ability to attract, develop and retain talented personnel and our sales and labor force; our ability to maintain consistent practices across our locations; our ability to maintain our competitive position; and our ability to realize the expected benefits of the Separation.  We discuss the material risks we face under the caption entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016,  as filed with the SEC.  Our forward-looking statements in this filing speak only as of the date of this filing.  Factors or events that could cause our actual results to differ may emerge from time to time and it is not possible for us to predict all of them.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements as a result of new information, future events, or otherwise.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our New Credit Agreement became effective on May 5, 2017.  The Credit Agreement consists of a senior secured term loan facility in the amount of $250 million, $100 million of additional term loan capacity under a delayed draw feature, and a revolving facility in the amount of $250 million.

Interest payable on both the term loan facility and revolving facility is based on a variable interest rate.  As a result, we are exposed to market risks related to fluctuations in interest rates on our outstanding indebtedness.  Based on the current interest rate, as of June 30, 2017, of 2.60 percent under the senior secured term loan facility, a 100 basis point increase in the interest rate would result in a $2.5 million increase in our annualized interest expense.  There was no outstanding balance under the Revolving Facility as of June 30, 2017.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as amended (the “Exchange Act”).  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the most recent fiscal quarter ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

The information set forth in Part I. Financial Information – Note 7.  Other Commitments and Contingencies under the caption “Litigation” is incorporated by reference herein.

Item 1A.  RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in our 2016 Annual Report on Form
10-K as filed with the SEC on February 28, 2017.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding the repurchase of our common stock for the three months ended June 30, 2017, in thousands, except share and per share data:

Period	Total Number of Shares Purchased	Average Price Paid per Common Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2017 - April 30, 2017	461,358	$47.48	461,358	$165,000
May 1, 2017 - May 31, 2017	—	$—	—	$165,000
June 1, 2017 - June 30, 2017	—	$—	—	$165,000
Total	461,358	$47.48	461,358

During the three months ended June 30, 2017, we repurchased 461,358 shares of our common stock for approximately $21.9 million under the 2017 Repurchase Program.  All repurchases were made using cash resources.  Our common stock repurchases occurred on the open market pursuant to a Rule 10b5-1 plan.  Excluded from this disclosure are shares repurchased to settle statutory employee tax withholding related to the vesting of stock awards and exercise of options.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

Item 5.  OTHER INFORMATION

Not applicable.

Item 6.  EXHIBITS

The Exhibits listed on the accompanying Index to Exhibits are filed or furnished (as noted on such Index) as part of this Form 10-Q and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOPBUILD CORP.

By:	/s/ John S. Peterson
Name:	John S. Peterson
Title:	Vice President and Chief Financial Officer

August 8, 2017

INDEX TO EXHIBITS

		Incorporated By Reference			Filed
Exhibit No.	Exhibit Title	Form	Exhibit	Filing Date	Herewith
10.1	Credit Agreement, dated May 5, 2017, among TopBuild Corp. and Bank of America, N.A., as administrative agent, and the other lenders and agents party thereto				X

10.2	Security and Pledge Agreement, dated May 5, 2017, among Topbuild Corp. and Bank of America, N.A. as administrative agent, and the other lenders and agents party thereto				X

10.3	Form of Exhibits to Credit Agreement dated May 5, 2017, among Topbuild Corp. and Bank of America, N.A. as administrative agent, and the other lenders and agents party thereto				X

10.4	Annex and Schedules to Credit Agreement dated May 5, 2017, among Topbuild Corp. and Bank of America, N.A. as administrative agent, and the other lenders and agents party thereto				X

10.5	Accelerated Share Repurchase agreement, dated May 5, 2017, between TopBuild Corp. and Bank of America, N.A.⃰				X

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1‡	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2‡	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

‡Furnished herewith

⃰⃰ Confidential treatment has been requested for portions of this exhibit.  The copy filed herewith omits the information subject to the confidentiality requests.  Omissions are designated as [***].  A complete version of this exhibit has been filed with the SEC.