Form 10-Q
period 2017-09-30
TopBuild Corp
filed 2017-11-07
CIK 1633931

UNITED STATES

SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes            ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at November 1, 2017
Common stock, par value $0.01 per share	35,579,350

TOPBUILD CORP.

GLOSSARY

We use acronyms, abbreviations, and other defined terms throughout this quarterly report on form 10-Q, as defined in the glossary below:

Term	Definition
2015 LTIP	2015 TopBuild Long-Term Incentive Plan, as amended from time to time
2016 Repurchase Program	$50 million share repurchase program authorized by the Board on March 1, 2016
2017 ASR Agreement	$100 million accelerated share repurchase agreement with Bank of America, N.A.
2017 Repurchase Program	$200 million share repurchase program authorized by the Board on February 24, 2017
ASC	Accounting Standards Codification
ASR	Accelerated share repurchase
ASU	Accounting Standards Update
Board	Board of Directors
BofA	Bank of America, N.A.
Canyon	Canyon Insulation, Inc.
Capital	Capital Insulation, Inc.
EBITDA	Earnings before income taxes, depreciation, and amortization
EcoFoam	Bella Insulutions Inc., DBA EcoFoam/Insulutions
Effective Date	June 30, 2015, the date of the "Separation"
ETR	Effective tax rate
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCCR	Fixed charge coverage ratio
GAAP	Generally accepted accounting principles in the United States of America
Guarantors	Certain wholly-owned domestic subsidiaries of TopBuild Corp.
Lenders	Bank of America, N.A., together with the other lenders party to the "New Credit Agreement"
LIBOR	London interbank offered rate
Masco	Masco Corporation
Midwest	Midwest Fireproofing, LLC
MR Insulfoam	MR Insulfoam, LLC
Net Leverage Ratio	As defined in the “New Credit Agreement,” the ratio of outstanding indebtedness, less up to $75 million of unrestricted cash, to EBITDA
New Credit Agreement	Senior secured credit agreement and related security and pledge agreement dated May 5, 2017, with the "Lenders"
NYSE	New York Stock Exchange
Old Credit Agreement

Senior secured credit agreement, as amended, and related collateral and guarantee documentation dated June 9, 2015, with PNC Bank, N.A. as administrative agent, and the other lenders and agents party thereto

Options	Stock option awards
Owens Corning	Owens Corning Sales, LLC
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

PART I – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

TOPBUILD CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands except share data)

	As of
	September 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$18,460	$134,375
Receivables, net of an allowance for doubtful accounts of $3,729 and $3,374 at September 30, 2017, and December 31, 2016, respectively	315,382	252,624
Inventories, net	116,781	116,190
Prepaid expenses and other current assets	15,043	23,364
Total current assets	465,666	526,553

Property and equipment, net	98,144	92,760
Goodwill	1,077,102	1,045,058
Other intangible assets, net	34,280	2,656
Deferred tax assets, net	19,469	19,469
Other assets	3,033	3,623
Total assets	$1,697,694	$1,690,119

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$242,617	$241,534
Revolving credit facility	5,000	—
Current portion of long-term debt	12,500	20,000
Accrued liabilities	81,199	64,399
Total current liabilities	341,316	325,933

Long-term debt	232,405	158,800
Deferred tax liabilities, net	193,980	193,715
Long-term portion of insurance reserves	37,396	38,691
Other liabilities	3,196	433
Total liabilities	808,293	717,572

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value: 10,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2017, and December 31, 2016	—	—
Common stock, $0.01 par value: 250,000,000 shares authorized; 38,619,002 issued and 35,579,540 outstanding at September 30, 2017, and 38,488,825 shares issued and 37,815,199 outstanding at December 31, 2016	386	385
Treasury stock, 3,039,462 shares at September 30, 2017, and 673,626 shares at December 31, 2016, at cost	(141,582)	(22,296)
Additional paid-in capital	828,474	845,476
Retained earnings	202,123	148,982
Total equity	889,401	972,547
Total liabilities and equity	$1,697,694	$1,690,119

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands except per common share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	$489,044	$453,102	$1,404,865	$1,298,715
Cost of sales	368,205	344,963	1,065,789	1,003,433
Gross profit	120,839	108,139	339,076	295,282

Selling, general, and administrative expense (exclusive of significant legal settlement, shown separately below)	71,277	69,038	222,181	209,623
Significant legal settlement	—	—	30,000	—
Operating profit	49,562	39,101	86,895	85,659

Other income (expense), net:
Interest expense	(2,479)	(1,271)	(5,767)	(4,315)
Loss on extinguishment of debt	—	—	(1,086)	—
Other, net	27	65	239	201
Other expense, net	(2,452)	(1,206)	(6,614)	(4,114)
Income from continuing operations before income taxes	47,110	37,895	80,281	81,545

Income tax expense from continuing operations	(15,717)	(13,329)	(27,139)	(30,246)
Income from continuing operations	31,393	24,566	53,142	51,299

Net income	$31,393	$24,566	$53,142	$51,299

Income per common share:
Basic:
Income from continuing operations	$0.90	$0.65	$1.47	$1.36
Net income	$0.90	$0.65	$1.47	$1.36

Diluted:
Income from continuing operations	$0.88	$0.65	$1.44	$1.35
Net income	$0.88	$0.65	$1.44	$1.35

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2017	2016
Net Cash Provided by (Used in) Operating Activities:
Net income	$53,142	$51,299
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,753	8,923
Share-based compensation	7,473	5,743
Loss on extinguishment of debt	1,086	—
Loss on sale or abandonment of property and equipment	614	2,399
Amortization of debt issuance costs	293	257
Amortization of contingent consideration	98	—
Provision for bad debt expense	2,498	2,696
Loss from inventory obsolescence	1,390	970
Deferred income taxes, net	266	476
Changes in certain assets and liabilities:
Receivables, net	(43,931)	(32,294)
Inventories, net	249	12,103
Prepaid expenses and other current assets	8,362	(3,162)
Accounts payable	(2,280)	(35,023)
Long-term portion of insurance reserves	—	(1,599)
Accrued liabilities	13,633	15,159
Other, net	(28)	(13)
Net cash provided by operating activities	54,618	27,934

Cash Flows Provided by (Used in) Investing Activities:
Purchases of property and equipment	(13,088)	(10,083)
Acquisition of businesses	(84,040)	(3,476)
Proceeds from sale of property and equipment	453	379
Other, net	178	93
Net cash used in investing activities	(96,497)	(13,087)

Cash Flows Provided by (Used in) Financing Activities:
Net transfer to Former Parent	—	(153)
Proceeds from issuance of long-term debt	250,000	—
Repayment of long-term debt	(183,125)	(10,000)
Payment of debt issuance costs	(2,150)	—
Proceeds from revolving credit facility	170,000	—
Repayments of revolving credit facility	(165,000)	—
Taxes withheld and paid on employees' equity awards	(4,475)	(1,668)
Repurchase of shares of common stock	(139,286)	(11,377)
Net cash used in financing activities	(74,036)	(23,198)

Cash and Cash Equivalents
Decrease for the period	(115,915)	(8,351)
Beginning of year	134,375	112,848
End of period	$18,460	$104,497

Supplemental disclosure of noncash investing activities:
Accruals for property and equipment	$154	$110

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

(In thousands except share data)

	Common	Treasury	Additional
	Stock	Stock	Paid-in	Retained
	($0.01 par value)	at cost	Capital	Earnings	Equity
Balance at December 31, 2015	$377	$—	$838,976	$76,376	$915,729
Net income	—	—	—	51,299	51,299
Separation-related adjustments	—	—	(153)	—	(153)
Share-based compensation	—	—	5,743	—	5,743
Issuance of restricted share awards under long-term equity incentive plan	8	—	(8)	—	—
Repurchase of 341,500 shares of common stock pursuant to Share Repurchase Program	—	(11,377)	—	—	(11,377)
61,906 shares of common stock withheld to pay taxes on employees' equity awards	—	—	(1,668)	—	(1,668)
Balance at September 30, 2016	$385	$(11,377)	$842,890	$127,675	$959,573

Balance at December 31, 2016	$385	$(22,296)	$845,476	$148,982	$972,547
Net income	—	—	—	53,142	53,142
Share-based compensation	—	—	7,473	—	7,473
Issuance of 158,900 restricted share awards under long-term equity incentive plan	1	—	(1)	—	—
Repurchase of 858,393 shares of common stock pursuant to Share Repurchase Program	—	(39,286)	—	—	(39,286)
Repurchase of 1,507,443 shares of common stock pursuant to Accelerated Share Repurchase Program	—	(80,000)	(20,000)	—	(100,000)
113,087 shares of common stock withheld to pay taxes on employees' equity awards	—	—	(4,475)	—	(4,475)
Balance at September 30, 2017	$386	$(141,582)	$828,473	$202,124	$889,401

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

We report our business in two segments: Installation and Distribution.  Our Installation segment primarily installs insulation and other building products.  Our Distribution segment primarily sells and distributes insulation and other building products.  Our segments are based on our operating units, for which financial information is regularly evaluated by our corporate operating executives.

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to state fairly our financial position as of September 30, 2017, our results of operations for the three and nine months ended September 30, 2017 and 2016, and cash flows for the nine months ended September 30, 2017 and 2016.  The Condensed Consolidated Balance Sheet at December 31, 2016, was derived from our audited financial statements, but does not include all disclosures required by GAAP.

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

Recently Adopted Accounting Pronouncements:

In July 2015 the FASB issued ASU 2015-11 “Simplifying the Measurement of Inventory.”  Under this guidance, inventory should be measured at the lower of cost or net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  We adopted this guidance in the beginning of the first quarter of 2017.  The adoption of this amendment did not have a material impact on our financial position or results of operations.

Recently Issued Accounting Pronouncements Not Yet Adopted:

In May 2014 the FASB issued a new standard for revenue recognition, ASC 606.  Subsequent to issuing ASC 606, the FASB issued a number of updates and technical improvements which do not change the core principles of the guidance.  The purpose of ASC 606 is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability across industries.  ASC 606 is effective for us beginning January 1, 2018, and allows for full retrospective or modified retrospective methods of adoption; early adoption is permitted.  In determining the applicability of ASC 606, we considered the general nature of our orders is short-term, based on a single deliverable, and not accounted for under industry-specific guidance.  We reviewed our revenue streams at both our Installation and Distribution segments.  Our current assessment indicates that the adoption of the standard will likely not have a material impact on the amount or timing of our revenue recognition process.  Additional disclosures related to our revenues, contract balances, and judgments affecting recognition will be required.  We plan to apply the modified retrospective approach to transition to the new guidance, which would allow us to recognize the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings.  We do not plan to early adopt the standard.  We will continue to evaluate additional changes, modifications, clarifications, or interpretations issued by the FASB, which may impact our current conclusions.

In February 2016 the FASB issued ASU 2016-02, “Leases.”  This standard requires a lessee to recognize most leases on its balance sheet.  Companies are required to use a modified retrospective transition method for all existing leases.  This standard is effective for us beginning January 1, 2019.  Early adoption is permitted.  We have not yet selected an adoption date and we are currently evaluating the effect on our financial position and results of operations.

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In June 2016 the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses.”  This guidance introduces a current expected credit loss (“CECL”) model for the recognition of impairment losses on financial assets, including trade receivables.  The CECL model replaces current GAAP’s incurred loss model.  Under CECL, companies will record an allowance through current earnings for the expected credit loss for the life of the financial asset upon initial recognition of the financial asset.  This update is effective for us at the beginning of 2020 with early adoption permitted at the beginning of 2019.  We have not yet selected an adoption date and we are currently evaluating the effect on our financial position and results of operations.

In January 2017 the FASB issued ASU 2017-01, “Clarifying the Definition of a Business.  The new standard narrows the definition of a business and provides a framework for evaluation.  This update is effective for us beginning January 1, 2018 and will be applied prospectively.  We do not expect this update to have a material impact on our financial position or results of operations.

In January 2017 the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment.”  The new standard simplifies the subsequent measurement of goodwill by eliminating the second step of the good will impairment test.  This update is effective for us beginning January 1, 2020.  Early adoption is permitted and the new standard will be applied on a prospective basis.  We have not yet selected an adoption date and we are currently evaluating the effect on our financial position and results of operations.

3. GOODWILL AND OTHER INTANGIBLES

Changes in the carrying amount of goodwill for the nine months ended September 30, 2017,  by segment, were as follows, in thousands:

	Gross Goodwill		Gross Goodwill	Accumulated	Net Goodwill
	at		at	Impairment	at
	December 31, 2016	Additions	September 30, 2017	Losses	September 30, 2017
Installation	$1,390,792	$32,044	$1,422,836	$(762,021)	$660,815
Distribution	416,287	—	416,287	—	416,287
Total	$1,807,079	$32,044	$1,839,123	$(762,021)	$1,077,102

Other intangible assets, net includes customer relationships, non-compete agreements, and trademarks.  The following table sets forth our other intangible assets, in thousands:

	As of
	September 30,	December 31,
	2017	2016
Gross definite-lived intangible assets	$54,511	$20,932
Accumulated amortization	(20,638)	(18,683)
Net definite-lived intangible assets	33,873	2,249
Indefinite-lived intangible assets not subject to amortization	407	407
Other intangible assets, net	$34,280	$2,656

4. LONG-TERM DEBT

On May 5, 2017, we and the Guarantors entered into a New Credit Agreement with the Lenders.  All obligations under the New Credit Agreement are guaranteed by the Guarantors, and all obligations under the New Credit Agreement, including the guarantees of those obligations, are secured by substantially all of the assets of us and the Guarantors.

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

We used a portion of the proceeds from the term loan under the New Credit Agreement to repay all amounts outstanding under the Old Credit Agreement.  The remaining proceeds were used to fund our 2017 Repurchase program, to make additional acquisitions, and for general operating purposes.  Upon executing the New Credit Agreement, we terminated the Old Credit Agreement and all associated agreements and instruments.

In conjunction with the New Credit Agreement, we recognized a loss on extinguishment of debt of $1.1 million for the nine months ended September 30, 2017, which is reflected under the caption, “Loss on extinguishment of debt” in our Condensed Consolidated Statements of Operations.  The following table outlines the key terms of our New Credit Agreement, dollars in thousands:

New Credit Agreement
Senior secured term loan facility (original borrowing) (a)	$250,000
Additional term loan capacity under delayed draw feature (b)	$100,000

Additional term loan and/or revolver capacity available under incremental facility (c)	$200,000

Revolving Facility	$250,000
Sublimit for issuance of letters of credit under Revolving Facility (d)	$100,000
Sublimit for swingline loans under Revolving Facility (d)	$20,000

Interest rate as of September 30, 2017	2.74%
Scheduled maturity date	5/05/2022

(a)	The New Credit Agreement provides for a term loan limit of $350.0 million; $250.0 million was drawn on May 5, 2017.
(b)	We can access $100.0 million through a delayed draw term loan on the New Credit Agreement until May 5, 2018. We have not determined the timing or amounts of our delayed draws, if any.
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

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table sets forth our remaining principal payments for our outstanding term loan balance as of September 30, 2017, in thousands:

Future Principal
Payments
Schedule of Debt Maturity by Years:
2017	$3,125
2018	12,500
2019	15,625
2020	18,750
2021	21,875
2022	175,000
Total principal maturities	$246,875

The following table reconciles the principal balance of our outstanding debt to our Condensed Consolidated Balance Sheets, in thousands:

	As of
	September 30,	December 31,
	2017	2016
Revolving credit facility	$5,000	$—
Current portion of long-term debt	12,500	20,000
Long-term portion of long-term debt	234,375	160,000
Unamortized debt issuance costs	(1,970)	(1,200)
Total debt	$249,905	$178,800

The Company has outstanding standby letters of credit that secure our financial obligations related to our workers’ compensation, general insurance, and auto liability programs.  These standby letters of credit, as well as any outstanding amount borrowed under our revolving credit facility, reduce the availability under the Revolving Facility.  The following table summarizes our availability under the Revolving Facility, in thousands:

	As of
	September 30,	December 31,
	2017	2016
Revolving Facility	$250,000	$125,000
Less: revolving credit facility	(5,000)	—
Less: standby letters of credit	(47,055)	(49,080)
Capacity under Revolving Facility	$197,945	$75,920

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

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table outlines the key financial covenants effective for the period covered by this report:

As of September 30, 2017
Maximum Net Leverage Ratio	3.50:1.00
Minimum FCCR	1.25:1.00
Compliance as of period end	In Compliance

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

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

6. SEGMENT INFORMATION

The following table sets forth our net sales and operating results by segment, in thousands:

	Three Months Ended September 30,
	2017	2016	2017	2016
	Net Sales		Operating Profit (b)
Our operations by segment were (a):
Installation	$333,238	$300,005	$40,862	$32,196
Distribution	181,146	174,123	18,300	15,536
Intercompany eliminations	(25,340)	(21,026)	(4,413)	(3,665)
Total	$489,044	$453,102	54,749	44,067
General corporate expense, net (c)			(5,187)	(4,966)
Operating profit, as reported			49,562	39,101
Other expense, net			(2,452)	(1,206)
Income from continuing operations before income taxes			$47,110	$37,895

	Nine Months Ended September 30,
	2017	2016	2017	2016
	Net Sales		Operating Profit (b)
Our operations by segment were (a):
Installation (exclusive of significant legal settlement, shown separately below)	$945,109	$860,924	$96,985	$68,499
Significant legal settlement (Installation segment) (d)	—	—	(30,000)	—
Distribution	526,452	499,268	50,806	43,416
Intercompany eliminations	(66,696)	(61,477)	(11,393)	(10,540)
Total	$1,404,865	$1,298,715	106,398	101,375
General corporate expense, net (c)			(19,503)	(15,716)
Operating profit, as reported			86,895	85,659
Other expense, net			(6,614)	(4,114)
Income from continuing operations before income taxes			$80,281	$81,545

(a)	All of our operations are located in the United States.
(b)

Segment operating profit for the three and nine months ended September 30, 2017 and 2016, includes an allocation of general corporate expenses attributable to the operating segments which is based on direct benefit or usage (such as salaries of corporate employees who directly support the segment).

(c)

General corporate expense, net included expenses not specifically attributable to our segments for functions such as corporate human resources, finance, and legal, including salaries, benefits, and other related costs.

(d)

Significant legal settlement expense of $30 million incurred for the nine months ended September 30, 2017, related to the settlement agreement with Owens Corning.  For more information see Note 7 – Other Commitments and Contingencies.

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. OTHER COMMITMENTS AND CONTINGENCIES

Litigation.  During the first quarter of 2017 we recognized a $30 million expense for a legal settlement with Owens Corning in connection with a breach of contract action related to our termination of an insulation supply contract.  Under the terms of the settlement, we paid Owens Corning $30 million.  The settlement resulted in the dismissal of the lawsuit filed in May 2016 in Toledo, Ohio.  The settlement is reflected in the significant legal settlement line item within our Condensed Consolidated Statements of Operations for the nine months ended September 30, 2017.  The settlement is also reflected in our installation segment’s year-to-date operating results.

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

Other Matters.  We enter into contracts which include customary indemnities that are standard for the industries in which we operate.  Such indemnities include, among other things, customer claims against builders for issues relating to our products and workmanship.  In conjunction with divestitures and other transactions, we occasionally provide customary indemnities relating to various items including, among others: the enforceability of trademarks; legal and environmental issues; and asset valuations.  We evaluate the probability that we may incur liabilities under these customary indemnities and appropriately record an estimated liability when deemed probable.

We occasionally use performance bonds to ensure completion of our work on certain larger customer contracts that can span multiple accounting periods.  Performance bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed.  Other types of bonds outstanding were principally license and insurance related.

8. INCOME TAXES

Our effective tax rates were 33.4 percent and 33.8 percent for the three and nine months ended September 30, 2017, respectively.  The effective tax rates for the three and nine months ended September 30, 2016 were 35.2 percent and 37.1 percent, respectively.  The lower 2017 rates were due to discrete benefits related to share-based compensation, an increase in the amount of the Domestic Production Activities Deduction, and from return to accrual adjustments for tax returns filed in 2017 related to 2016.

A tax benefit of $1.6 million and $2.6 million related to share-based compensation was recognized in our Condensed Consolidated Statements of Operations as a discrete item in income tax expense for the three and nine months ended September 30, 2017, respectively.

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

Basic and diluted income per share were computed as follows, in thousands, except share and per share amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Income from continuing operations	$31,393	$24,566	$53,142	$51,299
Net income - basic and diluted	$31,393	$24,566	$53,142	$51,299

Weighted average number of common shares outstanding - basic	35,022,113	37,599,137	36,203,497	37,683,764

Dilutive effect of common stock equivalents:
RSAs with service-based conditions	216,724	234,699	215,069	174,928
RSAs with market-based conditions	202,292	37,031	174,559	31,808
RSAs with performance-based conditions	—	—	—	—
Stock options	296,500	81,466	249,019	52,040

Weighted average number of common shares outstanding - diluted	35,737,629	37,952,333	36,842,144	37,942,540

Basic income per common share:
Income from continuing operations	$0.90	$0.65	$1.47	$1.36
Net income	$0.90	$0.65	$1.47	$1.36

Diluted income per common share:
Income from continuing operations	$0.88	$0.65	$1.44	$1.35
Net income	$0.88	$0.65	$1.44	$1.35

The following table summarizes shares excluded from the calculation of diluted income per share because their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Anti-dilutive common stock equivalents:
RSAs with service-based conditions	—	11,812	610	41,261
RSAs with market-based conditions	—	—	—	8,431
RSAs with performance-based conditions	—	—	—	—
Stock options	5,010	418,517	59,298	449,332
Total anti-dilutive common stock equivalents:	5,010	430,329	59,908	499,024

10. SHARE-BASED COMPENSATION

Our eligible employees currently participate in the 2015 LTIP.  The 2015 LTIP authorizes the Board to grant stock options, stock appreciation rights, restricted shares, restricted share units, performance awards, and dividend equivalents.  All grants are made by issuing new shares and no more than 4.0 million shares of common stock may be issued under the 2015 LTIP.  As of September 30, 2017, we had 2.7 million shares available under the 2015 LTIP.

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Share-based compensation expense is included in selling, general, and administrative expense.  The income tax effect associated with award vestings is included in income tax expense.  The following table presents the amounts recognized in our Condensed Consolidated Statements of Operations, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Share-based compensation expense	$2,372	$2,038	$7,473	$5,743
Income tax benefit realized from award vestings	$1,619	$511	$2,634	$511

The following table presents a summary of our share-based compensation activity for the nine months ended September 30, 2017, in thousands, except per share amounts:

	RSAs		Options
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance December 31, 2016	653.1	$25.71	712.0	$9.73	$25.03	$7,525.8
Granted	158.9	$44.28	153.0	$14.62	$38.89	—
Converted/Exercised	(183.1)	$23.91	(160.7)	$8.34	$21.26	$5,500.8
Forfeited	(33.0)	$31.18	—	$—	$—	—
Balance September 30, 2017	595.9	$30.91	704.3	$11.11	$28.90	$23,045.2

Exercisable September 30, 2017 (a)			162.2	$10.23	$26.48	$5,700.1

(a)	The weighted average remaining contractual term for vested options is 8.1 years.

We had unrecognized share-based compensation expense relating to unvested awards as shown in the following table, dollars in thousands:

	As of September 30, 2017
	Unrecognized Compensation Expense on Unvested Awards	Weighted Average Remaining Vesting Period
RSAs	$12,346	1.5 years
Options	4,724	1.5 years
Total unrecognized compensation expense related to unvested awards	$17,070

Our RSAs with performance-based conditions are evaluated on a quarterly basis with adjustments to compensation expense based on the likelihood of the performance target being achieved or exceeded.  The following table shows the range of payouts and the related expense for our outstanding RSAs with performance-based conditions, in thousands:

		Payout Ranges and related expense
RSAs with performance-based conditions	Grant Date Fair Value	0%	25%	100%	200%
February 22, 2016	$1,988	$—	$497	$1,988	$3,976
February 21, 2017	$2,143	$—	$536	$2,143	$4,286

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

The following table sets forth our share repurchases under the 2016 and 2017 Share Repurchase Programs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Number of shares purchased	1,507,443	188,068	2,365,836	341,500
Share repurchase cost (in thousands)	$100,000	$6,415	$139,286	$11,377

On May 5, 2017, under the 2017 Repurchase Program, we entered into the 2017 ASR Agreement.  When the agreement became effective on July 5, 2017, we paid BofA $100.0 million in exchange for an initial delivery of 1.5 million shares of our common stock, representing an estimated 80 percent of the total number of shares we expect to receive under the 2017 ASR Agreement.  The actual number of shares repurchased under the 2017 ASR Agreement will be based on the average of the daily volume-weighted average prices paid for our common stock during the term of the transaction, less an agreed discount, and subject to potential adjustments pursuant to the terms and conditions of the agreement.  The final settlement of the transaction under the agreement is expected to occur no later than the first quarter of 2018.  At final settlement, BofA may be required to deliver additional shares of common stock to us, or, under certain circumstances, we may be required to deliver shares of our common stock or to make a cash payment, at our election, to BofA.

12.  BUSINESS COMBINATIONS

As part of our strategy to supplement our organic growth and expand our access to additional markets and products, we made several acquisitions during the nine months ended September 30, 2017.  Each acquisition was accounted for as a business combination under ASC Topic 805, “Business Combinations.”  Acquisition related costs for the three and nine months ended September 30, 2017, were $0.3 million and $0.7 million, respectively and are included in selling, general,

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

and administrative expense in our Condensed Consolidated Statements of Operations.

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

Revenue and net income since the respective acquisition dates included in our Condensed Consolidated Statements of Operations were as follows, in thousands:

	Three months ended September 30, 2017		Nine months ended September 30, 2017
	Net Sales	Net Income	Net Sales	Net Income
Midwest	$4,503	$12	$12,711	$152
EcoFoam	$6,706	$669	$15,943	$894
Superior	$3,323	$260	$6,189	$597
Canyon	$6,556	$925	$8,289	$1,146
All others	$2,808	$330	$5,749	$707

Pro Forma Results

The following unaudited pro forma information has been prepared as if the 2017 acquisitions described above had taken place on January 1, 2016.  The unaudited pro forma information is not necessarily indicative of the results that we would have achieved had the transactions actually taken place on January 1, 2016.  Further, the pro forma information does not purport to be indicative of future financial operating results.  Our pro forma results are presented below, in thousands:

	Pro forma for the three months ended September 30,		Pro forma for the nine months ended September 30,
	2017	2016	2017	2016
Net sales	$489,044	$474,647	$1,428,152	$1,364,805
Net income	$31,393	$25,958	$55,017	$55,142

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table details the additional expense included in the unaudited pro forma net income that would have been recorded had the acquisitions taken place on January 1, 2016, in thousands:

	Pro forma for the three months ended September 30,		Pro forma for the nine months ended September 30,
	2017	2016	2017	2016
Amortization of intangible assets	$—	$917	$1,131	$2,747
Income tax expense (using normalized 38% ETR)	$—	$853	$1,149	$2,355

Purchase Price Allocations

The estimated fair values of the assets acquired and liabilities assumed for the acquisitions, as well as total consideration paid, approximated the following as of September 30, in thousands:

	2017
	Midwest	EcoFoam	Superior	Canyon	All others	Total
Estimated fair values:
Accounts receivable	$6,690	$3,762	$2,012	$8,222	$678	$21,364
Inventories	75	1,119	321	575	141	2,231
Prepaid and other assets	—	27	1	6	6	40
Property and equipment	655	1,544	361	475	357	3,392
Intangible assets	2,740	6,700	5,280	15,220	3,640	33,580
Goodwill	3,424	10,841	3,662	10,080	4,037	32,044
Accounts payable	(1,359)	(1,366)	(681)	(163)	(26)	(3,595)
Accrued liabilities	—	(302)	(4)	—	—	(306)
Net assets acquired	$12,225	$22,325	$10,952	$34,415	$8,833	$88,750

The following table details the fair value of consideration transferred as of September 30, in thousands:

	2017
	Midwest	EcoFoam	Superior	Canyon	All others	Total
Fair value of consideration:
Cash	$12,225	$20,215	$10,952	$31,815	$8,833	$84,040
Deferred consideration	—	—	—	2,600	—	2,600
Contingent consideration	—	2,110	—	—	—	2,110
Total consideration transferred	$12,225	$22,325	$10,952	$34,415	$8,833	$88,750

Estimates of acquired intangible assets related to the acquisitions are as follows, as of September 30, dollars in thousands:

	2017
	Estimated Fair Value	Weighted Average Estimated Useful Life (Years)
Customer relationships	$26,170	10
Trademarks and trade names	1,780	10
Non-competition agreements	5,630	5
Total intangible assets	$33,580	9

As third party or internal valuations are finalized, certain tax aspects of the transaction are completed, and customer post-closing reviews are concluded, adjustments may be made to the fair value of assets acquired, and in some cases total purchase price, through the end of each measurement period, generally one year from the acquisition date.  During the three months ended September 30, 2017 we evaluated certain data related to our intangible assets and as a result recorded an adjustment of $7.1m to increase our customer relationships intangible assets.  Other insignificant adjustments to the fair value of assets acquired, and in some cases total purchase price, have been made to certain business combinations since the date of acquisition.

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Goodwill to be recognized in connection with these acquisitions is attributable to the synergies expected to be realized and improvements in the businesses after the acquisitions.  The goodwill will be recognized entirely by our Installation segment.  All of the $32.0 million of goodwill is expected to be deductible for income tax purposes.

Contingent Consideration

The acquisition of EcoFoam includes a contingent consideration arrangement that requires additional consideration to be paid by TopBuild to the sellers of EcoFoam based on certain future revenues of EcoFoam over a three-year period.  The range of the undiscounted amounts TopBuild may be required to pay under the contingent consideration agreement is between zero and $2.5 million.  The fair value of the contingent consideration recognized on the acquisition date of $2.1 million was estimated by applying the income approach using discounted cash flows.  That measure is based on significant Level 3 inputs not observable in the market.  The significant assumption includes a discount rate of 9.5%.

Contingent consideration is recorded in the Condensed Consolidated Balance Sheets in accrued liabilities and other liabilities.  Adjustments to the fair value of contingent consideration are reflected in selling, general, and administrative expense in the Condensed Consolidated Statements of Operations and are included in the acquisition related costs above.

The following table presents the fair value of contingent consideration as of September 30, 2017, in thousands:

	Fair Value of Contingent Consideration Recognized at Acquisition Date	Settlement of Contingent Consideration	Adjustment to Contingent Consideration Charged to Expense	Liability Balance for Contingent Consideration
EcoFoam	$2,110	$—	$98	$2,208

13.  CLOSURE COSTS

We continually evaluate our national footprint to ensure we are strategically located throughout the U.S. to serve our customers and position ourselves for continued growth.  As a result of this evaluation, management approved a plan to consolidate certain back-office support operations to our Daytona Beach, Florida, Branch Support Center.  We recognize expenses related to closures and position eliminations at the time of announcement or notification.  Such costs included termination and other severance benefits, lease abandonment costs, and other transition costs.  Closure costs are reflected in our Condensed Consolidated Statements of Operations as selling, general, and administrative expense.    Accrued closure costs are reflected in our Condensed Consolidated Balance Sheets as accrued liabilities.  We expect to pay the remaining lease termination and other accrued closure costs within twelve months.

The following table details our total estimated closure costs, by cost type, related to the above closure and transition, in thousands:

Segment / Cost Type	Closure Costs Liability at December 31, 2016	Closure Costs Incurred for the Nine Months Ended September 30, 2017	Cash Payments for the Nine Months Ended September 30, 2017	Non-cash Adjustments for the Nine Months Ended September 30, 2017	Closure Costs Liability at September 30, 2017
Corporate:
Severance	$—	$706	$(270)	$(285)	$151
Lease abandonment	—	582	(105)	(115)	362
Other costs	—	1,097	(1,039)	—	58
Total Corporate:	$—	$2,385	$(1,414)	$(400)	$571

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

14.  ACCRUED LIABILITIES

The following table sets forth the components of accrued liabilities, in thousands:

	As of
	September 30,	December 31,
	2017	2016
Salaries, wages, and commissions	$25,773	$20,684
Insurance liabilities	21,777	20,410
Other	33,649	23,305
Total accrued liabilities	$81,199	$64,399

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

TopBuild, headquartered in Daytona Beach, Florida, is the leading purchaser, installer, and distributor of insulation products to the U.S. construction industry, based on revenue.  We trade on the NYSE under the symbol “BLD.”

We operate in two segments:  Installation (TruTeam) and Distribution (Service Partners).  Our Installation segment installs insulation and other building products nationwide through our TruTeam contractor services business, which has over 175 branches located in 41 states.  We install various insulation applications, including fiberglass batts and rolls, blown-in loose fill fiberglass, blown-in loose fill cellulose, and polyurethane spray foam.  Additionally, we install other building products including rain gutters, garage doors, fireplaces, shower enclosures, and closet shelving.  We handle every stage of the installation process, including procurement of material from leading manufacturers, project scheduling and logistics, multi-phase professional installation, and installation quality assurance.

Our Distribution segment sells and distributes insulation and other building products, including rain gutters, fireplaces, closet shelving, and roofing materials through our Service Partners business, which has over 70 branches in 32 states.  Our Service Partners customer base consists of thousands of insulation contractors of all sizes, gutter contractors, weatherization contractors, other contractors, dealers, metal building erectors, and modular home builders.

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

THIRD QUARTER 2017 VERSUS THIRD QUARTER 2016

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

The following table sets forth our net sales, gross profit, operating profit, and margins, as reported in our Condensed Consolidated Statements of Operations, in thousands:

	Three Months Ended September 30,
	2017	2016
Net sales	$489,044	$453,102
Cost of sales	368,205	344,963
Cost of sales ratio	75.3%	76.1%

Gross profit	120,839	108,139
Gross profit margin	24.7%	23.9%

Selling, general, and administrative expense	71,277	69,038
Selling, general, and administrative expense to sales ratio	14.6%	15.2%

Operating profit	49,562	39,101
Operating profit margin	10.1%	8.6%

Other expense, net	(2,452)	(1,206)
Income tax expense from continuing operations	(15,717)	(13,329)
Income from continuing operations	$31,393	$24,566
Net margin on continuing operations	6.4%	5.4%

Sales and Operations

Net sales increased 7.9 percent for the three months ended September 30, 2017, from the comparable period of  2016.  The increase was principally driven by our seven acquisitions completed during 2017 and 2016,  increased organic sales volume, and increased selling prices.  Our sales benefited from the overall continued improvement in the housing market, as well as our continued focus on organically growing our residential and commercial activity.

The following table details our same branch sales and sales from acquired businesses, in thousands:

	Three Months Ended September 30,
	2017	2016
Net sales
Same branch (a)	$464,622	$452,430
Acquired	24,422	672
Total	$489,044	$453,102

(a)	We define same branch sales as sales from branches in operation for at least 12 full calendar months.

Our gross profit margins were 24.7 percent and 23.9 percent for the three months ended September 30, 2017 and 2016, respectively.  Gross profit margin was positively impacted by favorable leverage on overall higher sales volume, improved selling prices, and improved labor productivity, partially offset by higher health insurance costs and higher material cost.

Selling, general, and administrative expense, as a percent of sales, was 14.6 percent and 15.2 percent for the three months ended September 30, 2017 and 2016, respectively.  Decreased selling, general, and administrative expense as a percent of sales was a result of better absorption of fixed costs, lower bonus expense, and lower legal expense, partially offset by higher share-based compensation and higher salaries expense.  Operating margins were 10.1 percent and 8.6 percent for the three months ended September 30, 2017 and 2016, respectively.  The increase in operating margins was a result of better absorption of fixed costs, overall increased sales volume, improved selling prices, improved labor productivity, and lower bonus expense, partially offset by higher material cost, higher share-based compensation, and higher salaries expense.

Closure and Related Costs

We incurred expense of $0.3 million during the three months ended September 30, 2017, related to the consolidation of certain back-office operations to our Daytona Beach, Florida, Branch Support Center.

Business Segment Results

The following table sets forth our net sales and operating profit margins by business segment, in thousands:

	Three Months Ended September 30,
	2017	2016	Percent Change
Sales by business segment:
Installation	$333,238	$300,005	11.1%
Distribution	181,146	174,123	4.0%
Intercompany eliminations and other adjustments	(25,340)	(21,026)
Net sales	$489,044	$453,102	7.9%

Operating profit by business segment:
Installation	$40,862	$32,196	26.9%
Distribution	18,300	15,536	17.8%
Intercompany eliminations and other adjustments	(4,413)	(3,665)
Operating profit before general corporate expense	54,749	44,067	24.2%
General corporate expense, net	(5,187)	(4,966)	4.5%
Operating profit	$49,562	$39,101	26.8%

Operating profit margins:
Installation	12.3%	10.7%
Distribution	10.1%	8.9%
Operating profit margin before general corporate expense	11.2%	9.7%
Operating profit margin	10.1%	8.6%

Installation

Sales

Sales in the Installation segment increased $33.2 million, or 11.1 percent, for the three months ended September 30, 2017, compared to the same period in 2016.  Sales increased 8.1 percent from acquired branches and 1.5 percent due to increased selling prices.  Sales also increased due to increased sales volume related to a higher level of activity in new home construction and an increased sales volume of commercial installation.

Operating results

Operating margins in the Installation segment were 12.3 percent and 10.7 percent for the three months ended September 30, 2017 and 2016, respectively.  The increase in operating margins was a result of increased sales volume and related absorption of fixed costs, a 1.5 percent increase in selling prices, improved sales productivity, lower bonus expense, as well as the benefits associated with cost savings initiatives, partially offset by higher material cost and higher amortization expense.

Distribution

Sales

Sales in the Distribution segment increased $7.0 million, or 4.0 percent, for the three months ended September 30, 2017, compared to the same period in 2016.  The increase was primarily due to increased sales volume related to a higher level of activity in new home construction as well as a 1.0 percent increase in selling prices.

Operating results

Operating margins in the Distribution segment were 10.1 percent and 8.9 percent for the three months ended September 30, 2017 and 2016, respectively.  The increase in operating margins was a result of better absorption of fixed costs, increased sales volume, and increased selling prices partially offset by higher material cost.  Sales volume increased due to a higher level of activity in new home construction.

OTHER ITEMS

Other expense, net

Other expense, net, which primarily consisted of interest expense, was $2.5 million and $1.2 million for the three months ended September 30, 2017 and 2016, respectively.  The increase in other expense, net for the three months ended September 30, 2017, primarily related to our higher outstanding long-term debt balance related to our debt refinancing completed on May 5, 2017.

Income tax expense from continuing operations

Income tax expense from continuing operations was $15.7 million, an ETR of 33.4 percent, for the three months ended September 30, 2017, compared to $13.3 million, an ETR of 35.2 percent, for the comparable period in 2016.  The lower 2017 rate was due to a discrete benefit related to share-based compensation and an increase in the amount of the Domestic Production Activities Deduction.

FIRST NINE MONTHS 2017 VERSUS FIRST NINE MONTHS 2016

The following table sets forth our net sales, gross profit, operating profit, and margins, as reported in our Condensed Consolidated Statements of Operations, in thousands:

	Nine Months Ended September 30,
	2017	2016
Net sales	$1,404,865	$1,298,715
Cost of sales	1,065,789	1,003,433
Cost of sales ratio	75.9%	77.3%

Gross profit	339,076	295,282
Gross profit margin	24.1%	22.7%

Selling, general, and administrative expense (exclusive of significant legal settlement, shown separately below)	222,181	209,623
Selling, general, and administrative expense (exclusive of significant legal settlement, show separately below) to sales ratio	15.8%	16.1%

Significant legal settlement	30,000	—
Significant legal settlement to sales ratio	2.1%	—

Operating profit	86,895	85,659
Operating profit margin	6.2%	6.6%

Other expense, net	(6,614)	(4,114)
Income tax expense from continuing operations	(27,139)	(30,246)
Income from continuing operations	$53,142	$51,299
Net margin on continuing operations	3.8%	3.9%

Sales and Operations

Net sales increased 8.2 percent for the nine months ended September 30, 2017, from the comparable period of 2016.  The increase was principally driven by our seven acquisitions completed during 2017 and 2016,  increased organic sales volume, and increased selling prices.  Our sales benefited from the overall continued improvement in the housing market, as well as our continued focus on organically growing our residential and commercial activity.

The following table details our same branch sales and sales from acquired businesses, in thousands:

	Nine Months Ended September 30,
	2017	2016
Net sales
Same branch (a)	$1,352,048	$1,298,043
Acquired	52,817	672
Total	$1,404,865	$1,298,715

(a)	We define same branch sales as sales from branches in operation for at least 12 full calendar months.

Our gross profit margins were 24.1 percent and 22.7 percent for the nine months ended September 30, 2017 and 2016, respectively.  Gross profit margin was positively impacted by favorable leverage on overall higher sales volume and selling prices, with lower health insurance costs.

Selling, general, and administrative expense, exclusive of the significant legal settlement discussed below, as a percent of sales, was 15.8 percent and 16.1 percent for the nine months ended September 30, 2017 and 2016, respectively.  Decreased selling, general, and administrative expense as a percent of sales was a result of lower salaries and group health expense, partially offset by higher bonus and share-based compensation expense, as well as closure and related costs noted below.  We incurred a $30 million legal settlement during the nine months ended September 30, 2017, related to the settlement of a breach of contract action related to our termination of an insulation supply agreement with Owens Corning.  Operating margins, exclusive of the significant legal settlement discussed above were 8.3 percent and 6.6 percent for the nine months ended September 30, 2017 and 2016, respectively.  The increase in operating margins was a result of overall increased sales volume, higher selling prices, and lower health insurance costs, partially offset by higher share-based compensation expense, and bonus expense.

Closure and Related Costs

We incurred expense of $2.0 million during the nine months ended September 30, 2017, related to the consolidation of certain back-office operations to our Daytona Beach, Florida, Branch Support Center.

Business Segment Results

The following table sets forth our net sales and operating profit margins by business segment, in thousands:

	Nine Months Ended September 30,
	2017	2016	Percent Change
Sales by business segment:
Installation	$945,109	$860,924	9.8%
Distribution	526,452	499,268	5.4%
Intercompany eliminations and other adjustments	(66,696)	(61,477)
Net sales	$1,404,865	$1,298,715	8.2%

Operating profit by business segment:
Installation (exclusive of significant legal settlement, shown separately below)	$96,985	$68,499	41.6%
Significant legal settlement (Installation segment)	(30,000)	—
Distribution	50,806	43,416	17.0%
Intercompany eliminations and other adjustments	(11,393)	(10,540)
Operating profit before general corporate expense	106,398	101,375	5.0%
General corporate expense, net	(19,503)	(15,716)
Operating profit	$86,895	$85,659	1.4%

Operating profit margins:
Installation (exclusive of significant legal settlement)	10.3%	8.0%
Installation (inclusive of significant legal settlement)	7.1%
Distribution	9.7%	8.7%
Operating profit margin before general corporate expense	7.6%	7.8%
Operating profit margin	6.2%	6.6%

Installation

Sales

Sales in the Installation segment increased $84.2 million, or 9.8 percent, for the nine months ended September 30, 2017, compared to the same period in 2016.  Sales increased 6.1 percent from acquired branches and 1.6 percent due to increased selling prices.  Sales also increased due to increased sales volume related to a higher level of activity in new home construction and an increased sales volume of commercial installation.

Operating results

Operating margins in the Installation segment were 7.1 percent and 8.0 percent for the nine months ended September 30, 2017 and 2016, respectively.  The decrease in operating margins was a result of the $30 million legal settlement with Owens Corning, as well as legal fee expense.  The decrease was partially offset by increased sales volume and related absorption of fixed costs, higher selling prices, improved sales productivity, as well as the benefits associated with cost savings initiatives.  Exclusive of the significant legal settlement, operating margins were 10.3 percent for the nine months ended September 30, 2017.

Distribution

Sales

Sales in the Distribution segment increased $27.2 million, or 5.4 percent, for the nine months ended September 30, 2017, compared to the same period in 2016.  The increase was primarily due to increased sales volume related to a higher level of activity in new home construction.  Sales were partially offset by a 0.6 percent decrease in selling prices.

Operating results

Operating margins in the Distribution segment were 9.7 percent and 8.7 percent for the nine months ended September 30, 2017 and 2016, respectively.  Operating margins were positively impacted by increased sales volume related to a higher level of activity in new home construction as well as improved labor productivity partially offset by lower selling prices.

OTHER ITEMS

Other expense, net

Other expense, net, which primarily consisted of interest expense, was $6.6 million and $4.1 million for the nine months ended September 30, 2017 and 2016, respectively.  The increase in other expense, net for the nine months ended September 30, 2017, primarily related to a $1.1 million loss on extinguishment of debt as well our higher outstanding long-term debt balance related to our debt refinancing completed on May 5, 2017.  Utilizing our current interest rate of 2.74 percent as of September 30, 2017, our expected interest expense, including the amortization of debt issuance costs and other fees, is estimated to be $2.4 million for the remaining three months of 2017.

Income tax expense from continuing operations

Income tax expense from continuing operations was $27.1 million, an ETR of 33.8 percent, for the nine months ended September 30, 2017, compared to $30.2 million, an ETR of 37.1 percent, for the comparable period in 2016.  The lower rate was primarily due to a discrete benefit related to share-based compensation and an increase in the amount of the Domestic Production Activities Deduction.

Cash Flows and Liquidity

Significant sources (uses) of cash and cash equivalents for the nine months ended September 30, 2017 and 2016, are summarized as follows, in thousands:

	Nine Months Ended September 30,
	2017	2016
Net cash provided by operating activities	$54,618	$27,934
Purchases of property and equipment	(13,088)	(10,083)
Acquisition of businesses	(84,040)	(3,476)
Proceeds from sale of property and equipment	453	379
Other, net	178	93
Net transfer to Former Parent	—	(153)
Proceeds from issuance of long-term debt	250,000	—
Repayment of long-term debt	(183,125)	(10,000)
Payment of debt issuance costs	(2,150)	—
Proceeds from revolving credit facility	170,000	—
Repayments of revolving credit facility	(165,000)	—
Taxes withheld and paid on employees' equity awards	(4,475)	(1,668)
Repurchase of shares of common stock	(139,286)	(11,377)
Cash and cash equivalents decrease	$(115,915)	$(8,351)
Working capital (receivables, net plus inventories, net less accounts payable) as a percentage of net sales for the trailing 12 months (a)	10.0%	8.9%

(a)	Sales for the trailing 12 months have been adjusted for the pro forma effect of acquired branches

Net cash flows provided by operating activities were $54.6 million and $27.9 million for the nine months ended September 30, 2017 and 2016, respectively.  The increase was due to the satisfaction of payables during the first nine months of 2016 related to strategic inventory purchases in the fourth quarter of 2015 which were not replicated in 2016, as well as nominal changes to payment terms for select suppliers which accelerated payments in 2016.  The increase in the generation of cash for prepaid expenses and other current assets related to a change in our prepaid income tax account tied to the timing of estimated tax payments.  The generators of cash were partially offset by the change in the inventory balances as discussed hereafter.  The aforementioned strategic inventory purchase in the fourth quarter of 2015, which was not replicated in 2016, resulted in a higher inventory balance as of December 31, 2015, which was not duplicated as of December 31, 2016, thereby resulting in a smaller generator of cash for the nine months ended September 30, 2017, compared with the similar period in 2016.    As of September 30, 2017 and 2016, our working capital was 10.0 percent and 8.9 percent of net sales for the trailing twelve months, adjusted for the pro forma effect of our acquired companies, respectively.  Working capital increased $36.0 million to $189.5 million at September 30, 2017, compared to September 30, 2016.  The increase in working capital as a percentage of net sales for the trailing 12 months was primarily due to acquired receivables from commercial activity which has longer collection terms, inefficiencies in acquired companies collections processes, increased receivables driven by higher organic commercial sales mix which comes with longer collection terms, relative to the trailing 12 months’ net sales collections processes as well as adverse weather conditions incurred during the month of September 2017 affecting our collections process, partially offset by an increase in our accounts payable balance related to improved management of our supplier payments.

Net cash used in investing activities was $96.5 million for the nine months ended September 30, 2017, primarily comprised of $84.0 million for the acquisitions of substantially all of the assets of Midwest, EcoFoam, MR Insulfoam, Capital, Superior, and Canyon and $13.1 million for purchases of property and equipment, partially offset by $0.5 million of proceeds from the sale of property and equipment.  Net cash used in investing activities was $13.1 million for the nine months ended September 30, 2016, primarily comprised of $10.1 million of purchases of property and equipment and $3.5 million for the acquisition of substantially all of the assets of Valley, partially offset by $0.4 million of proceeds from the sale of property and equipment.

Net cash used in financing activities was $74.0 million for the nine months ended September 30, 2017.  We received $250 million of proceeds from issuance of long-term debt related to our New Credit Agreement.  We used $175 million of the proceeds to pay off all amounts outstanding under our Old Credit Agreement, we used $139.3 million of cash for common stock repurchases related to our share repurchase programs including our ASR program, $5.0 million of repayments of our previous long-term debt, $3.1 million of payments for our New Credit Agreement,  $2.2 million for payment of debt issuance costs, and $4.5 million for purchases of common stock for tax withholding obligations related to the vesting of share-based incentive awards during the nine months ended September 30, 2017.  We drew $170.0 million on our revolving credit facility and made repayments of $165.0 million during the nine months ended September 30, 2017.  Net cash used in financing activities was $23.2 million for the nine months ended September 30, 2016, primarily comprised of $11.4 million of repurchases of our common stock related to our $50 million share repurchase program announced in March 2016, $10.0 million of repayments of our long-term debt, and $1.7 million of purchases of common stock for tax withholding obligations related to the vesting of share-based incentive awards during the nine months ended September 30, 2016.

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

The following table summarizes our liquidity, in thousands:

	As of
	September 30,	December 31,
	2017	2016
Cash and cash equivalents	$18,460	$134,375
Revolving Facility	250,000	125,000
Less: revolving credit facility	(5,000)	―
Less: standby letters of credit	(47,055)	(49,080)
Liquidity excluding term loan delayed draw feature	216,405	75,920
Additional term loan capacity under delayed draw feature	100,000	―
Total liquidity	$316,405	$210,295

We occasionally use performance bonds to ensure completion of our work on certain larger customer contracts that can span multiple accounting periods.  Performance bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed.  We also have bonds outstanding for licensing and insurance.

The following table summarizes our outstanding bonds, in thousands:

	As of
	September 30,	December 31,
	2017	2016
Performance bonds	$38,524	$22,312
Licensing, insurance, and other bonds	15,563	13,480
Total	$54,087	$35,792

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

Our 2017 full year revenue outlook is estimated between $1.890 billion and $1.905 billion.  This outlook reflects our current view of present and future market conditions and is based on assumptions such as housing starts.  This outlook does not include any effects related to potential acquisitions or divestitures that may occur after the date of this filing.  Factors that could cause actual 2017 results to differ materially from our current expectations are discussed below and are also detailed in our 2016 Annual Report on Form 10-K and subsequent SEC reports.

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

APPLICATION OF NEW ACCOUNTING STANDARDS

Information regarding application of new accounting standards is incorporated by reference from Note 2 – Accounting Policies to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

FORWARD-LOOKING STATEMENTS

Statements contained in this report that reflect our views about our future performance constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by words such as “will,” “would,” “anticipate,” “expect,” “believe,” “designed,” “plan,” or “intend,” the negative of these terms, and similar references to future periods.  These views involve risks and uncertainties that are difficult to predict and, accordingly, our actual results may differ materially from the results discussed in our forward-looking statements.  We caution you against unduly relying on any of these forward-looking statements.  Our future performance may be affected by our reliance on residential new construction, residential repair/remodel, and commercial construction; our reliance on third-party suppliers and manufacturers; our ability to attract, develop, and retain talented personnel and our sales and labor force; our ability to maintain consistent practices across our locations; our ability to maintain our competitive position; and our ability to realize the expected benefits of the Separation.  We discuss the material risks we face under the caption entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC.  Our forward-looking statements in this filing speak only as of the date of this filing.  Factors or events that could cause our actual results to differ may emerge from time to time and it is not possible for us to predict all of them.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements as a result of new information, future events, or otherwise.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our New Credit Agreement became effective on May 5, 2017.  The Credit Agreement consists of a senior secured term loan facility in the amount of $250 million, $100 million of additional term loan capacity under a delayed draw feature, and a revolving facility in the amount of $250 million.

Interest payable on both the term loan facility and revolving facility is based on a variable interest rate.  As a result, we are exposed to market risks related to fluctuations in interest rates on our outstanding indebtedness.  Based on the current interest rate, as of September 30, 2017, of 2.74 percent under the senior secured term loan facility, a 100 basis point increase in the interest rate would result in a $2.4 million increase in our annualized interest expense.

There was an outstanding balance of $5.0 million under the Revolving Facility as of September 30, 2017.  Based on the current interest rate, as of September 30, 2017, of 2.74 percent and assuming we held a $5.0 million outstanding balance for the revolving credit facility, a 100 basis point increase would result in a $0.1 million increase in our annualized interest expense.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as amended (the “Exchange Act”).  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the most recent fiscal quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding the repurchase of our common stock for the three months ended September 30, 2017, in thousands, except share and per share data:

Period	Total Number of Shares Purchased	Average Price Paid per Common Share		Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2017 - July 31, 2017	1,507,443	$	TBD	1,507,443	$65,000
August 1, 2017 - August 31, 2017	—		$—	—	$65,000
September 1, 2017 - September 30, 2017	—		$—	—	$65,000
Total	1,507,443	$	TBD	1,507,443

During the three months ended September 30, 2017, we paid $100.0 million for an initial delivery of 1,507,443 shares of our common stock, representing an estimated 80 percent of the total number of shares we expect to receive under the 2017 ASR Agreement.  For more information see Note 11 – Share Repurchase Program.  All repurchases were made using cash resources.  Excluded from this disclosure are shares repurchased to settle statutory employee tax withholding related to the vesting of stock awards and exercise of options.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

Item 5.  OTHER INFORMATION

Not applicable.

Item 6.  EXHIBITS

The Exhibits listed on the accompanying Index to Exhibits are filed or furnished (as noted on such Index) as part of this Form 10-Q and incorporated herein by reference.

INDEX TO EXHIBITS

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Title	Form	Exhibit	Filing Date	Herewith
10.1	Credit Agreement, dated May 5, 2017, among TopBuild Corp. and Bank of America, N.A., as administrative agent, and the other lenders and agents party thereto	10-Q	10.1	8/8/2017

10.2	Security and Pledge Agreement, dated May 5, 2017, among TopBuild Corp. and Bank of America, N.A. as administrative agent, and the other lenders and agents party thereto	10-Q	10.2	8/8/2017

10.3	Form of Exhibits to Credit Agreement dated May 5, 2017, among TopBuild Corp. and Bank of America, N.A. as administrative agent, and the other lenders and agents party thereto	10-Q	10.3	8/8/2017

10.4	Annex and Schedules to Credit Agreement dated May 5, 2017, among TopBuild Corp. and Bank of America, N.A. as administrative agent, and the other lenders and agents party thereto	10-Q	10.4	8/8/2017

10.5	Accelerated Share Repurchase agreement, dated May 5, 2017, among TopBuild Corp. and Bank of America, N.A.*	10-Q	10.5	8/8/2017

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1‡	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2‡	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

‡Furnished herewith

*Confidential treatment has been requested for portions of this exhibit.  The copy filed herewith omits the information subject to the confidentiality requests.  Omissions are designated as [***].  A complete version of this exhibit has been filed with the SEC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOPBUILD CORP.

By:	/s/ John S. Peterson
Name:	John S. Peterson
Title:	Vice President and Chief Financial Officer

November 7, 2017