Form 10-K
period 2017-12-31
TopBuild Corp
filed 2018-02-27
CIK 1633931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”  and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☒      Accelerated filer   ☐      Smaller reporting company   ☐      Non-accelerated filer ☐ (Do not check if a smaller reporting company)  Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes            ☒ No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based on the closing price of $53.07 per share as reported on the New York Stock Exchange on June 30, 2017, was approximately $2.0 billion.

Number of shares of common stock outstanding as of February 14, 2018: 35,540,271

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2018 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2017, are incorporated by reference into Part III of this Form 10-K.

TOPBUILD CORP.

GLOSSARY

We use acronyms, abbreviations, and other defined terms throughout this annual report on Form 10-K, as defined in the glossary below:

Term	Definition
2015 LTIP	2015 TopBuild Long-Term Incentive Plan, as amended from time to time
2016 Repurchase Program	$50 million share repurchase program authorized by the Board on March 1, 2016
2017 ASR Agreement	$100 million accelerated share repurchase agreement with Bank of America, N.A.
2017 Repurchase Program	$200 million share repurchase program authorized by the Board on February 24, 2017
Annual Report	Annual report filed with the SEC on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
ASC	Accounting Standards Codification
ASR	Accelerated share repurchase
ASU	Accounting Standards Update
Board	Board of Directors
BofA	Bank of America, N.A.
Canyon	Canyon Insulation, Inc.
Capital	Capital Insulation, Inc.
Current Report	Current report filed with the SEC on Form 8-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
EBITDA	Earnings before income taxes, depreciation, and amortization
EcoFoam	Bella Insulutions Inc., DBA EcoFoam/Insulutions
Effective Date	June 30, 2015, the date of the "Separation"
ETR	Effective tax rate
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCCR	Fixed charge coverage ratio
GAAP	Generally accepted accounting principles in the United States of America
Guarantors	Certain wholly-owned domestic subsidiaries of TopBuild Corp.
Lenders	Bank of America, N.A., together with the other lenders party to the "New Credit Agreement"
LIBOR	London interbank offered rate
Masco	Masco Corporation or Former Parent
Midwest	Midwest Fireproofing, LLC
MR Insulfoam	MR Insulfoam, LLC
Net Leverage Ratio	As defined in the “New Credit Agreement,” the ratio of outstanding indebtedness, less up to $75 million of unrestricted cash, to EBITDA
New Credit Agreement	Senior secured credit agreement and related security and pledge agreement dated May 5, 2017, with the "Lenders"
NYSE	New York Stock Exchange
Old Credit Agreement

Senior secured credit agreement, as amended, and related collateral and guarantee documentation dated June 9, 2015, with PNC Bank, N.A. as administrative agent, and the other lenders and agents party thereto

Options	Stock option awards
Owens Corning	Owens Corning Sales, LLC
Quarterly Report	Quarterly report filed with the SEC on Form 10-Q pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Revolving Facility

Senior secured revolving credit facilities available under the credit agreements.  With respect to the Old Credit Agreement, a $125 million facility with applicable sublimits for letters of credit and swingline loans.  With respect to the New Credit Agreement, a $250 million facility with applicable sublimits for letters of credit and swingline loans.

RSA	Restricted stock award
S&P 500 Index	Standard and Poor’s 500 Index
SEC	United States Securities and Exchange Commission
Separation	Distribution of 100 percent of the outstanding capital stock of TopBuild to holders of Masco common stock
Services Business	Masco's Installation and Other Services segment, spun-off as TopBuild
Superior	Superior Insulation Products, LLC
TopBuild	TopBuild Corp. and its wholly-owned consolidated domestic subsidiaries. Also, the "Company," "we," "us," and "our"
Total Leverage Ratio	As defined in the “New Credit Agreement,” the ratio of outstanding indebtedness, including letters of credit, to EBITDA
TTM	Trailing twelve months
U.S.	United States of America
Valley	Valley Insulation, Inc.

PART I

Item 1.  BUSINESS

Overview

TopBuild Corp., headquartered in Daytona Beach, Florida, is the leading purchaser,  installer, and distributor of insulation products to the United States construction industry, based on revenue.  Prior to June 30, 2015, we operated as a subsidiary of Masco, which trades on the NYSE under the symbol “MAS.”  We were incorporated in Delaware in February 2015 as Masco SpinCo Corp. and we changed our name to TopBuild Corp. on March 20, 2015.  On June 30, 2015, the Separation was completed and on July 1, 2015, we began trading on the NYSE under the symbol “BLD.”

Segment Overview

We operate in two segments:  our Installation segment, TruTeam, which accounts for 64% of our sales, and our Distribution segment, Service Partners, which accounts for 36% of our sales.

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

Installation (TruTeam)

We provide insulation installation services nationwide through our TruTeam contractor services business which has over 175 installation branches located in 41 states.

Various insulation applications we install include:

•	Fiberglass batts and rolls
•	Blown-in loose fill fiberglass
•	Blown-in loose fill cellulose
•	Polyurethane spray foam

In addition to insulation products, which represented 74% of our installation segment’s sales, we also install other building products including rain gutters, fireproofing, garage doors, fireplaces, shower enclosures, and closet shelving.

We handle every stage of the installation process including material procurement supplied by leading manufacturers, project scheduling and logistics, multi-phase professional installation, and installation quality assurance.  The amount of insulation in a new home is regulated by various building and energy codes.

Our TruTeam customer base includes the largest single-family homebuilders in the U.S. as well as local/single-family custom builders, multi-family builders, commercial general contractors, remodelers, and individual homeowners.

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

Distribution (Service Partners)

We distribute insulation and other building products including rain gutters, fireplaces, closet shelving, and roofing materials through our Service Partners business, which has over 70 distribution centers located in 32  states.

Our Service Partners customer base consists of thousands of insulation contractors of all sizes, gutter contractors, weatherization contractors, other contractors, dealers, metal building erectors, and modular home builders.

For further information on our segments, see Item 8. Financial Statements and Supplementary Data – Note 7. Segment Information.

Demand for Our Products and Services

Demand for our insulation products and services is driven by new single-family residential and multi-family home construction, commercial construction, remodeling and repair activity, changing building codes which require additional insulation, and the growing need for energy efficiency.  Being a leader in both installation and distribution allows us to reach a broader set of customers more effectively, regardless of their size or geographic location within the U.S.    We recognize that competition for the installation and sale of insulation and other building products occurs in localized geographic markets throughout the country, and as such our operating model is based on branches building and maintaining local customer relationships.  At the same time, our local operations benefit from centralized functions such as information technology, credit, and purchasing.

Competitive Advantages

The market for the distribution and installation of building products is highly fragmented and competitive.  Barriers to entry for local competitors are relatively low, increasing the risk that additional competitors will emerge.  Our ability to maintain our competitive position in our industry depends on a number of factors including our national scale, sales channels, diversified product lines, strong local presence, and strong cash flows.

National scale.  With our national footprint, we provide products and services to each major construction line of business in the U.S.  Our national scale, together with our centralized TopBuild executive management team, allow us to compete locally by:

•Providing national and regional builders with broad geographic reach, while maintaining consistent policies and practices that enable reliable, high‑quality products and services across many geographies and building sites

•Establishing strong ties to major manufacturers of insulation and other building products that help ensure we are buying competitively, have availability of supply to our local branches and distribution centers, and are driving efficiencies throughout our supply chain

•Providing consistent, customized support and geographic coverage to our customers

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

Diversified lines of business.  In response to the housing downturn in prior years, we enhanced our ability to serve the commercial construction and residential repair/remodel markets.    Although the commercial construction and residential repair/remodel markets are affected by many of the same macroeconomic and local economic factors that drive residential new construction, commercial construction and residential repair/remodel have historically followed different cycles than residential new construction.  We have thus positioned our business to benefit from a greater mix of residential repair/remodel activity and commercial construction activity than we have historically, which helps reduce volatility because we are less dependent on residential new construction, and also enables us to better respond to changes in customer demand.

Strong local presence.  Competition for the installation and sale of insulation and other building products to builders occurs in localized geographic markets throughout the country.  Builders in each local market have different options in terms of choosing among insulation installers and distributors for their projects, and value local relationships, quality, and timeliness.  Our installation branches are locally branded businesses that are recognized within the communities in which they operate.  Our distribution centers service primarily local contractors, lumberyards, retail stores and others who, in turn, service local homebuilders and other customers.  Our operating model, in which individual branches and distribution centers maintain local customer relationships, enables us to develop local, long‑tenured relationships with these customers, build local reputations for quality, service and timeliness, and provide specialized products and personalized services tailored to a geographic region.  At the same time, our local operations benefit from centralized functions such as information technology, credit and purchasing, and the resources and scale efficiencies of an installation and distribution business that has a presence across the U.S.

Reduced exposure to residential housing cyclicality.  During industry downturns many insulation contractors, who buy directly from manufacturers during industry peaks, return to purchasing through distributors for small, “Less Than Full Truckload” shipments, reduced warehousing needs, and access to purchases on credit.  This drives incremental customers to Service Partners during these points in the business cycle, offsetting decreases at TruTeam as a result of a downturn.  Our leadership position in both installation and distribution helps to reduce exposure to cyclical swings in our lines of business.

Strong cash flow, low capital investment, and favorable working capital fund organic growth.  Over the last several years, we have reduced fixed costs and improved our labor utilization.  As a result, we can achieve profitability at lower levels of demand as compared to historical periods.  For further discussion on our cash flows and liquidity, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.

Major Customers

We have a diversified portfolio of customers and no single customer accounted for 3 percent or more of our total revenues.  Our top ten customers accounted for approximately 10 percent of our total sales in 2017.

Backlog

Due to our customers’ need for timely installation of our products, our installation jobs are scheduled and completed within a short timeframe.  We do not consider backlog material to our business.

Suppliers

Our businesses depend on our ability to obtain an adequate supply of high quality products and components from manufacturers and other suppliers.  We rely heavily on third party suppliers for our products and key components.  We source the majority of our building products from four primary U.S. based residential fiberglass insulation manufacturers: Knauf, CertainTeed, Johns Manville, and Owens Corning.  Failure by our suppliers to provide us with an adequate supply of high quality products on commercially reasonable terms, or to comply with applicable legal requirements, could have a material, adverse effect on our financial condition or operating results.  We believe we generally have positive relationships with our suppliers.

Employees

At December 31, 2017, we had approximately 8,400 employees.  Approximately 700 of our employees are currently covered by collective bargaining or other similar labor agreements.

Executive Management

See Item 10. Directors, Executive Officers, and Corporate Governance.

Legislation and Regulation

We are subject to U.S. federal, state, and local regulations, particularly those pertaining to health and safety (including protection of employees and consumers), labor standards/regulations, contractor licensing, and environmental issues.  In addition to complying with current effective requirements and requirements that will become effective at a future date, even more stringent requirements could eventually be imposed on our industries.  Additionally, some of our products and services may require certification by industry or other organizations.  Compliance with these regulations and industry standards may require us to alter our distribution and installation processes and our sourcing, which could adversely impact our competitive position.  Further, if we do not effectively and timely comply with such regulations and industry standards, our operating results could be negatively affected.

Additional Information

We make available free of charge on our website, www.topbuild.com, our Annual Reports, Quarterly Reports, and Current Reports as soon as reasonably practicable after these reports are filed with or furnished to the SEC.

Use of our Website to Distribute Material Company Information

We use our website as a channel of distribution for important Company information. We routinely post on our website important information, including press releases, investor presentations and financial information, which may be accessed by clicking on the Investors section of www.topbuild.com. We also use our website to expedite public access to time-critical information regarding our Company in advance of or in lieu of distributing a press release or a filing with the SEC disclosing the same information. Therefore, investors should look to the Investors subpage of our website for important and time-critical information.  Visitors to our website can also register to receive automatic e-mail and other notifications alerting them when new information is made available on the Investor Resources subpage of our website.

Item 1A.  RISK FACTORS

There are a number of business risks and uncertainties that could affect our business and cause our actual results to differ from past performance or expected results.  We consider the following risks and uncertainties to be those material to our business activities.  Additional risks and uncertainties not presently known to us, or that we currently believe to be immaterial, also may impact our business, financial condition, and results of operations.  We urge investors to consider carefully the risk factors described below in evaluating the information contained in this Annual Report.

Our business relies on residential new construction activity, and to a lesser extent on residential repair/remodel and commercial construction activity, all of which are cyclical.

Macroeconomic and local economic conditions, including consumer confidence levels, fluctuations in home prices, unemployment and underemployment levels, student loan debt, household formation rates, mortgage tax deduction limits, the age and volume of the housing stock, the availability of home equity loans and mortgages and the interest rates for such loans, and other factors, affect consumers’ discretionary spending on both residential new construction projects and residential repair/remodel activity.  The commercial construction market is affected by macroeconomic and local economic factors such as interest rates, credit availability for commercial construction projects, material costs, employment rates, office vacancy rates, and office absorption rates.  Changes or uncertainty regarding these and other factors could adversely affect our results of operations and our financial position.

We may not be successful in identifying and making or integrating acquisitions.

Part of our growth strategy is dependent on our ability to make acquisitions.  We may be unable to make accretive acquisitions or realize expected benefits of any acquisitions for any of the following reasons:

•	failure to identify attractive targets in the marketplace;

•	incorrect assumptions regarding the future results of acquired operations or assets, expected cost reductions, or other synergies expected to be realized as a result of acquiring operations or assets;

•	failure to obtain acceptable financing; or

•	restrictions in our debt agreements.

Acquisitions involve risks that could negatively affect our operating results, cash flows, and liquidity.

We have made, and in the future may continue to make, strategic acquisitions, which may expose us to operational challenges and risks, including:

•	the ability to profitably manage acquired businesses or successfully integrate the acquired business’ operations, financial reporting, and accounting control systems into our business;

•	the expense of integrating acquired businesses;

•	increased indebtedness;

•	the ability to fund cash flow shortages that may occur if anticipated revenue is not realized or is delayed, whether by general economic or market conditions, or unforeseen internal difficulties;

•	the availability of funding sufficient to meet increased capital needs;

•	diversion of management’s attention; and

•	the ability to retain or hire qualified personnel required for expanded operations.

In addition, acquired companies may have liabilities that we failed, or were unable, to discover in the course of performing due diligence investigations. We cannot assure you that the indemnification granted to us by sellers of acquired companies will be sufficient in amount, scope, or duration to fully offset the possible liabilities associated with businesses or properties we assume upon consummation of an acquisition. We may learn additional information about our acquired businesses that could materially adversely affect us, such as unknown or contingent liabilities and liabilities related to compliance with applicable laws. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business. Failure to successfully manage the operational challenges and risks associated with, or resulting from, acquisitions could adversely affect our results of operations, cash flows and liquidity. Borrowings or issuances of debt associated with these acquisitions could also result in higher levels of indebtedness which could affect our ability to service our debt within the scheduled repayment terms.

We are dependent on third‑party suppliers and manufacturers to provide us with an adequate supply of quality products, and the loss of a large supplier or manufacturer could negatively affect our operating results.

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

The principal building products that we install and distribute have been subject to price changes in the past, some of which have been significant.  Our results of operations for individual quarters can be, and have been, hurt by a delay between the time building product cost increases are implemented and the time we are able to increase prices for our installation or distribution services, if at all.  Our supplier purchase prices may depend on our purchasing volume or other arrangements with any given supplier.  While we have been able to achieve cost savings through volume purchasing or other arrangements with suppliers in the past, we may not be able to consistently continue to receive advantageous pricing for the products we distribute and install.  If we are unable to maintain pricing consistent with prior periods, our costs could increase and our margins may be adversely affected.

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

Our distribution customers could begin purchasing more of their products directly from manufacturers, which would result in decreases in our net sales and earnings.  Our suppliers could invest in infrastructure to expand their own local sales force and sell more products directly to our distribution customers, which also would negatively impact our business.  In addition, our distribution customers may elect to establish their own building products manufacturing and distribution facilities, or give advantages to manufacturing or distribution intermediaries in which they have an economic stake.

Union organizing activity and work stoppages could delay or reduce availability of products that we install and increase our costs.

Approximately 700 of our employees are currently covered by collective bargaining or other similar labor agreements that expire on various dates from March 2018 through June 2023.  Any inability by us to negotiate collective bargaining arrangements could cause strikes or other work stoppages, and new contracts could result in increased operating costs.  If any such strikes or other work stoppages occur, or if other employees become represented by a union, we could experience a disruption of our operations and higher labor costs.  Further, if a significant number of additional employees were to unionize, including in the wake of any future legislation that makes it easier for employees to unionize, these risks would increase.  In addition, certain of our suppliers have unionized work forces, and certain of the products we install and/or distribute are transported by unionized truckers.  Strikes, work stoppages, or slowdowns could result in slowdowns or closures of facilities where the products that we install and/or distribute are manufactured, or could affect the ability of our suppliers to deliver such products to us.  Any interruption in the production or delivery of these products could delay or reduce availability of these products and increase our costs.

If we are required to take significant non‑cash charges, our financial resources could be reduced and our financial flexibility may be negatively affected.

We have significant goodwill and other intangible assets related to business combinations on our balance sheet.  The valuation of these assets is largely dependent upon the expectations for future performance of our businesses.  Expectations about the growth of residential new construction, commercial construction, and residential repair/remodel activity may impact whether we are required to recognize non‑cash, pre‑tax impairment charges for goodwill and other indefinite‑lived intangible assets or other long‑lived assets.  If the value of our goodwill, other intangible assets, or long‑lived assets is further impaired, our earnings and stockholders’ equity would be adversely affected and may impact our ability to raise capital in the future.

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

Our business relies significantly on the expertise of our employees, and we generally do not have intellectual property that is protected by patents.

Our business is significantly dependent upon our expertise in installation and distribution logistics, including significant expertise in the application of building science through our Environments for Living® program.  We rely on a combination of trade secrets and contractual confidentiality provisions and, to a much lesser extent, copyrights and trademarks, to protect our proprietary rights.  Accordingly, our intellectual property is more vulnerable than it would be if it were protected primarily by patents.  We may be required to spend significant resources to monitor and protect our proprietary rights, and in the event a misappropriation or breach of our proprietary rights occurs, our competitive position in the market may be harmed.  In addition, competitors may develop competing technologies and expertise that renders our expertise obsolete or less valuable.

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

Economic and credit market conditions, the performance of the construction industry, and our financial performance, as well as other factors may constrain our financing abilities.  Our ability to secure additional financing and to satisfy our financial obligations will depend upon our future operating performance; the availability of credit; economic conditions; and financial, business, and other factors, many of which are beyond our control.

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

Our existing term loan and revolving credit facility, or any future credit facility or other indebtedness we enter into, may limit our ability to, among other things:

•	Incur or guarantee additional debt

•	Make distributions or dividends on, or redeem or repurchase shares of our common stock

•	Make certain investments, acquisitions, or other restricted payments

•	Incur certain liens or permit them to exist

•	Acquire, merge, or consolidate with another company

•	Transfer, sell, or otherwise dispose of substantially all of our assets

Our revolving credit facility contains, and any future credit facility or other debt instrument we may enter into will also likely contain, covenants requiring us to maintain certain financial ratios and meet certain tests, such as a fixed charge coverage ratio, a leverage ratio, and a minimum test (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations).  Our ability to comply with those financial ratios and tests can be affected by events beyond our control, and we may not be able to comply with those ratios and tests when required to do so under the applicable debt instruments.

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

Adverse credit ratings could increase our costs of borrowing money and limit our access to capital markets and commercial credit.

Our credit is not currently rated by Moody’s Investor Service, Standard & Poor’s, or another rating service.  However, if Moody’s, Standard & Poor’s, or another rating service rates our credit, such rating could be below investment grade, which may increase our borrowing costs.  Additionally, if our indebtedness were rated, then any subsequent downgrade of such rating could further increase our borrowing costs or otherwise limit our access to the capital and commercial credit markets.

Our historical financial information is not necessarily indicative of our future financial condition or future results of operations, nor does it reflect what our financial condition or results of operations would have been as an independent public company during the periods presented prior to the Separation.

•

Our historical financial results for the period prior to the Separation reflect allocations of expenses for services historically provided by Masco, and this allocation of Masco corporate expenses may be significantly lower than the comparable expenses we would have incurred as an independent company during such period.

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

In connection with the Separation, Masco indemnified us for certain liabilities and we indemnified Masco for certain liabilities.  If we are required to act under these indemnities to Masco, we may need to divert cash to meet those obligations, which could adversely affect our financial results.  Moreover, the Masco indemnity may not be sufficient to compensate us for the full amount of liabilities for which it may be liable, and Masco may not be able to satisfy its indemnification obligations to us in the future.

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

•

Failures of our operating results to meet our guidance the estimates of securities analysts or the expectations of our stockholders, or changes by securities analysts in their estimates of our future earnings

•	Announcements by us or our customers, suppliers, or competitors

•	Changes in laws or regulations which adversely affect our industry or us

•	Changes in accounting standards, policies, guidance, interpretations, or principles

•	General economic, industry, and stock market conditions

•	Future sales of our common stock by our stockholders

•	Future issuances of our common stock by us

•	Other factors described in these “Risk Factors” and elsewhere in this Annual Report

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

These provisions apply even if a takeover offer is considered beneficial by some stockholders and could delay or prevent an acquisition that our board of directors determines is not in our and our stockholders’ best interests.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

We operate over 175 installation branch locations and over 70 distribution centers in the United States, most of which are leased.  In January 2017, we moved into our new, 65,700 square foot corporate office located at 475 North Williamson Boulevard in Daytona Beach, FL 32114.  Our Daytona Beach headquarters lease expires in February 2029, assuming no exercise of any options set forth in the lease.  We believe that our facilities have sufficient capacity and are adequate for our installation and distribution requirements.

Item 3.  LEGAL PROCEEDINGS

None.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.  Our common stock is traded on the NYSE under the symbol “BLD”.  The following table presents the high and low sales prices of our common stock for each quarter of the two most recent years:

2016	High	Low
First quarter	$30.65	$23.02
Second quarter	$38.05	$29.23
Third quarter	$38.94	$32.03
Fourth quarter	$39.51	$28.81
2017
First quarter	$48.33	$35.76
Second quarter	$55.30	$45.89
Third quarter	$65.44	$51.64
Fourth quarter	$76.40	$60.32

As of February 14, 2018, there were approximately 3,070 holders of our issued and outstanding common stock.

Dividends.  No dividends were paid during the years ended December 31, 2017 and 2016.  Our credit agreement, in certain circumstances, limits the amount of dividends we may distribute.  We do not anticipate declaring cash dividends to holders of our common stock in the foreseeable future.

Issuer Purchases of Equity Securities.  The following table provides information regarding the repurchase of our common stock for the three months ended December 31, 2017, in thousands, except share and per share data:

Period	Total Number of Shares Purchased	Average Price Paid per Common Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2017 - October 31, 2017	—	$—	—	$65,000
November 1, 2017 - November 30, 2017	—	$—	—	$65,000
December 1, 2017 - December 31, 2017	—	$—	—	$65,000
Total	—	$—	—

During the three months ended September 30, 2017, we paid $100.0 million for an initial delivery of 1,507,443 shares of our common stock, representing an estimated 80 percent of the total number of shares we expected, at the time we entered into the agreement, to receive under the 2017 ASR Agreement.  For more information see Item 8. Financial Statements and Supplementary Data – Note 18. Share Repurchase Program.  No shares were repurchased in the quarter ended December 31, 2017.  All repurchases were made using cash resources.  Excluded from this disclosure are shares repurchased to settle statutory employee tax withholdings related to the vesting of stock awards and exercise of options.

Performance Graph and Table.  The following graph and table compares the cumulative total return of our common stock from July 1, 2015, the date on which our common stock began trading on the NYSE, through December 31, 2017, with the total cumulative return of the Russel 2000 Index and the S&P 500 Index.  The graph and table assume an initial investment of $100 in our common stock and each of the two indices at the close of business on July 1, 2015, and reinvestment of dividends.

	7/1/2015	9/30/2015	12/31/2015
TopBuild Corp.	$100	$115	$114
S&P 500 Index	$100	$93	$99
Russel 2000 Index	$100	$88	$91

	3/31/2016	6/30/2016	9/30/2016	12/31/2016
TopBuild Corp.	$110	$134	$123	$132
S&P 500 Index	$101	$103	$107	$111
Russel 2000 Index	$90	$93	$102	$110

	3/31/2017	6/30/2017	9/30/2017	12/31/2017
TopBuild Corp.	$174	$197	$241	$281
S&P 500 Index	$118	$122	$127	$136
Russel 2000 Index	$113	$116	$123	$127

Item 6.  SELECTED HISTORICAL FINANCIAL DATA

The following table sets forth selected historical financial data that should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and notes thereto, included in this Annual Report.  The Consolidated Statements of Operations data for the years ended December 31, 2017,  2016, and 2015, and the Consolidated Balance Sheet data as of December 31, 2017 and 2016,  are derived from our audited financial statements included in this Annual Report.  The Consolidated Statements of Operations data for the year ended December 31, 2014 and 2013, and the Consolidated Balance Sheet data as of December 31, 2015, 2014, and 2013, were derived from our audited financial statements not included in this Annual Report.  The selected historical financial data in this section is not intended to replace our historical financial statements and the related notes thereto.  Prior to the Separation, our historical financial results included allocations of general and corporate expense from Masco and as such our historical results are not necessarily comparable to our subsequently reported results.  For more information, see Item 8. Financial Statements and Supplementary Data – Note 1. Summary of Significant Accounting Policies.

	Year ended December 31,
(in thousands)	2017	2016	2015	2014	2013
Net sales	$1,906,266	$1,742,850	$1,616,580	$1,512,077	$1,411,524
Operating profit	$136,864	$121,604	$83,531	$40,717	$24,103
Income (loss) from continuing operations	$158,133	$72,606	$79,123	$10,496	$(11,551)

Income (loss) per common share on income (loss) from continuing operations (a):
Basic	$4.41	$1.93	$2.10	$0.28	$(0.31)
Diluted	$4.32	$1.92	$2.09	$0.28	$(0.31)

At period end:
Total assets	$1,749,549	$1,690,119	$1,642,249	$1,476,424	$1,466,946
Total debt	$241,887	$178,800	$193,457	$—	$—
Equity	$996,519	$972,547	$915,729	$952,291	$1,002,685

(a)

For comparative purposes, the computation of basic and diluted earnings per common share for the year ended December 31, 2014, and prior periods presented were calculated using the shares distributed at Separation.

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

Statements contained in this report that reflect our views about future periods, including our future plans and performance, constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by words such as “will,” “would,” “anticipate,” “expect,” “believe,” “designed,” “plan,” or “intend,” the negative of these terms, and similar references to future periods.  These views involve risks and uncertainties that are difficult to predict and, accordingly, our actual results may differ materially from the results discussed in our forward-looking statements.  We caution you against unduly relying on any of these forward-looking statements.  Our future performance may be affected by our reliance on residential new construction, residential repair/remodel, and commercial construction; our reliance on third-party suppliers and manufacturers; our ability to attract, develop, and retain talented personnel and our sales and labor force; our ability to maintain consistent practices across our locations; our ability to maintain our competitive position; and our ability to realize the expected benefits of the Separation.  We discuss the material risks we face under the caption entitled “Risk Factors” in Item 1A of this Annual Report.  Our forward-looking statements in this Annual Report speak only as of the date of this Annual Report.  Factors or events that could cause our actual results to differ may emerge from time to time and it is not possible for us to predict all of them.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements as a result of new information, future events, or otherwise.

Executive Summary

We are the leading purchaser, installer, and distributor of insulation products to the U.S. construction industry, based on revenue.  Demand for our products and services is driven primarily by residential new construction, commercial construction, and residential repair/remodel activity throughout the U.S.  A number of local and national factors influence activity in each of our lines of business, including demographic trends, interest rates, employment levels, business investment, supply and demand for housing stock, availability of credit, foreclosure rates, consumer confidence, and general economic conditions.

Activity in the construction industry is seasonal, typically peaking in the summer months.  Because installation of insulation historically lags housing starts by several months, we generally see a corresponding benefit in our operating results during the third and fourth quarters.

Competitive Advantages

We believe we are well positioned to grow our business both organically and through strategic acquisitions as a result of a number of competitive advantages, including:

National Scale.  Our national scale enables us to drive supply chain efficiencies and provide the tools necessary for our branches and distribution centers to effectively compete locally.  Given the highly fragmented homebuilding industry, our leadership positions in installation, distribution, and building science services allow us to tailor our approach to each local market, which differs in characteristics such as customer mix, competitive activity, building codes, and labor availability.  Moreover, serving multiple lines of business provides additional revenue growth potential with which to leverage our fixed costs, and reduces our exposure to the cyclical swings in residential new construction.  The combined buying power of TruTeam and Service Partners strengthens our ties to the major manufacturers of insulation and other building products.

Strong Local Presence.    Competition for the installation and sale of insulation and other building products to builders occurs in localized geographic markets across the country.  Builders in each local market have different options in terms of choosing among insulation installers and distributors for their projects and products and value local relationships, quality, and timeliness.  Our national footprint includes over 175 branches in our Installation segment, which are locally branded businesses that are recognized within the communities in which they operate.  We also have over 70 distribution centers in our Distribution segment, primarily serving local contractors, lumberyards, retails stores, and others who, in turn, service local homebuilders and other customers.  Through both businesses we have developed local, long-tenured relationships with a reputation for quality, service, and timeliness.

Two Avenues to Reach the Builder.  Being a leader in both installation and distribution allows us to more effectively reach a broader set of builder customers, regardless of their size or geographic location within the U.S., and leverage housing growth wherever it occurs.

Strategy

Our long-term strategy is to grow net sales, income, and operating cash flows and remain the leading insulation installer and distributor by revenue.  In order to achieve these goals, we plan to:

•	Capitalize on the U.S. housing market recovery through focused organic growth and accretive aligned acquisitions

•	Gain share in commercial construction

•	Continue to leverage our expertise in building science through our Environments for Living® program to benefit from the increasing focus on energy efficiency and trends in building codes

•	Grow our business through acquisitions of complementary businesses

Our operating results depend heavily on residential new construction activity and, to a lesser extent, on commercial construction and residential repair/remodel activity, all of which are cyclical.  We are also dependent on third-party suppliers and manufacturers providing us with an adequate supply of high-quality products.

We are optimistic on housing and expect the current moderate pace of improvement to continue for several years.  The U.S. housing market has grown from approximately 587,000 housing starts in 2010 to approximately 1,202,000 housing starts in 2017, well below the 50-year historical average of approximately 1.5 million housing starts per year.  While the current headwinds of credit availability, student debt, and labor shortages within the construction industry are moderating the rate of recovery, we believe that they are also extending the recovery cycle.  We believe there is pent-up demand for housing, and this demand will eventually be satisfied with higher levels of new construction.

2017 Results

In 2017 our results were positively affected by six acquisitions completed in 2017 and one acquisition completed in 2016, increased sales volume of residential new construction and commercial construction activity, and increased selling prices.  Our sales volume increased across all of businesses.  Compared to 2016, our Installation segment contributed organic sales volume increases of 3.6 percent and our Distribution segment contributed sales volume increases of 6.3 percent to our total sales increase, prior to intercompany eliminations.  Selling price increases in our Installation segment increased our sales by 1.5 percent compared to 2016.  Selling price increases in our Distribution segment increased our sales by 0.1 percent compared to 2016.  Our operating results were positively impacted by increased sales volume, higher selling prices, improved labor utilization, and lower health insurance costs, partially offset by higher share-based compensation expense, amortization expense, and bonus expense.

Liquidity and Capital Resources

We have access to liquidity through our cash from operations and available borrowing capacity under our New Credit Agreement, which provides for borrowing and/or standby letter of credit issuances of up to $250 million under a Revolving Facility as well as $100 million of additional term loan capacity under a delayed draw feature, which remains available to us until May 5, 2018.  For additional information see Item 8. Financial Statements and Supplementary Data – Note 5. Long-Term Debt.  We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to support our ongoing operations and to fund our debt service requirements, capital expenditures, and working capital for at least the next twelve months.  Cash flows are seasonally stronger in the third and fourth quarters as a result of increased new construction activity.

The following table summarizes our total liquidity, in thousands:

	As of December 31,
	2017	2016	2015
Cash and cash equivalents (a)	$56,521	$134,375	$112,848

Revolving Facility	250,000	125,000	125,000
Less: standby letters of credit	(47,055)	(49,080)	(55,096)
Capacity under Revolving Facility	202,945	75,920	69,904

Additional term loan capacity under delayed draw feature	100,000	―	―
Total liquidity	$359,466	$210,295	$182,752

(a)	Our cash and cash equivalents consist of AAA-rated money market funds as well as cash held in our demand deposit accounts.

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

	As of December 31,
	2017	2016
Outstanding bonds:
Performance bonds	$44,765	$22,312
Licensing, insurance, and other bonds	17,013	13,480
Total bonds	$61,778	$35,792

Cash Flows

Significant sources and (uses) of cash and cash equivalents are summarized as follows, in thousands:

	Year Ended December 31,
	2017	2016	2015
Changes in cash and cash equivalents:
Net cash provided by operating activities	$113,192	$76,785	$56,011
Purchases of property and equipment	(25,308)	(14,156)	(13,644)
Acquisition of businesses	(84,090)	(3,476)	—
Proceeds from sale of property and equipment	603	718	805
Other investing, net	199	113	632
Net transfer from Former Parent	—	664	72,965
Cash distribution paid to Former Parent	—	—	(200,000)
Proceeds from issuance of long-term debt	250,000	—	200,000
Repayment of long-term debt	(186,250)	(15,000)	(5,000)
Payment of debt issuance costs	(2,150)	—	(1,715)
Proceeds from revolving credit facility	225,000	—	—
Repayments of revolving credit facility	(225,000)	—	—
Taxes withheld and paid on employees' equity awards	(4,764)	(1,825)	(171)
Repurchase of shares of common stock	(139,286)	(22,296)	—
Cash and cash equivalents (decrease) increase	$(77,854)	$21,527	$109,883

Working capital:
Receivables, net	$308,508	$252,624	$235,549
Plus inventories, net	131,342	116,190	118,701
Less accounts payable	(263,814)	(241,534)	(253,311)
Working capital	$176,036	$127,280	$100,939

Increase in working capital from prior year	$48,756	$26,341	$2,511
Working capital as a percentage of TTM net sales (a)	9.1%	7.3%	6.2%

(a)	Net sales for the TTM have been adjusted for the pro forma effect of acquired branches.

Net cash flows provided by operating activities increased $36.4 million for the twelve months ended December 31, 2017.  The increase was due to a $85.5 million increase in net income, as well as the satisfaction of payables during 2016 related to strategic inventory purchases in the fourth quarter of 2015 which were not replicated in 2016, as well as nominal changes to payment terms for select suppliers which accelerated payments in 2016.  The increase in the generation of cash for prepaid expenses and other current assets related to a change in our prepaid income tax account tied to the timing of estimated tax payments. Generators of cash were partially offset by strategic inventory purchases in the fourth quarter of 2017 which did not occur in 2016.  An additional decrease in cash provided by operations related to the decrease in the December 31, 2017, deferred income taxes, net balance related to the change in the federal statutory rate from 35 percent to 21 percent, enacted in December 2017, and effective January 1, 2018.

The increase in working capital as a percentage of TTM net sales as of December 31, 2017, was primarily due to acquired receivables from commercial activity which has longer collection terms, inefficiencies in acquired companies’ collections processes, and increased receivables driven by higher organic commercial sales mix which comes with longer collection terms, partially offset by an increase in our accounts payable balance related to improved management of our supplier payments.

Net cash used in investing activities was $108.6 million for the year ended December 31, 2017, primarily comprised of $84.1 million for the acquisition of substantially all of the assets of Midwest, EcoFoam, MR Insulfoam, Capital, Superior, and Canyon and $25.3 million for purchases of property and equipment partially related to our decision to begin purchasing rather than leasing vehicles, partially offset by $0.6 million of proceeds from the sale of property and equipment.  Net cash used in investing activities was $16.8 million for the year ended December 31, 2016, primarily comprised of $14.2 million of purchases of property and equipment and $3.5 million for the acquisition of substantially all of the assets of Valley, partially offset by $0.7 million of proceeds from the sale of property and equipment.

Net cash used in financing activities was $82.5 million for the year ended December 31, 2017.  We received $250 million of proceeds from issuance of long-term debt related to our New Credit Agreement.  We used $175 million of the proceeds to pay off all amounts outstanding under our Old Credit Agreement.  We used $139.3 million of cash for common stock repurchases related to our share repurchase programs including our ASR program, $5.0 million of repayments of our previous long-term debt, $6.3 million of payments for our New Credit Agreement, $2.2 million for payment of debt issuance costs, and $4.8 million for purchases of common stock for tax withholding obligations related to the vesting and exercise of share-based incentive awards during the year ended December 31, 2017.  We drew $225.0 million on our revolving credit facility and made repayments of $225.0 million during the year ended December 31, 2017.  Net cash used in financing activities was $38.5 million for the year ended December 31, 2016, primarily comprised of $22.3 million of repurchases of our common stock related to our $50.0 million share repurchase program announced in March 2016, $15.0 million of repayments of our long-term debt, and $1.8 million of purchases of common stock for tax withholding obligations related to the vesting of share-based incentive awards during the year ended December 31, 2016.

Results of Operations

We report our financial results in conformity with GAAP.

The following table sets forth our net sales, gross profit, operating profit, and margins, as reported in our Consolidated Statements of Operations, in thousands:

	Year Ended December 31,
	2017	2016	2015
Net sales	$1,906,266	$1,742,850	$1,616,580
Cost of sales	1,445,157	1,342,506	1,258,551
Cost of sales ratio	75.8%	77.0%	77.9%

Gross profit	461,109	400,344	358,029
Gross profit margin	24.2%	23.0%	22.1%

Selling, general, and administrative expense (exclusive of significant legal settlement, shown separately below)	294,245	278,740	274,498
Selling, general, and administrative expense (exclusive of significant legal settlement, shown separately below) to sales ratio	15.4%	16.0%	17.0%

Significant legal settlement	30,000	—	—
Significant legal settlement to sales ratio	1.6%	—	—

Operating profit	136,864	121,604	83,531
Operating profit margin	7.2%	7.0%	5.2%

Other expense, net	(8,824)	(5,331)	(9,416)
Income tax benefit (expense) from continuing operations	30,093	(43,667)	5,008
Income from continuing operations	$158,133	$72,606	$79,123
Net margin on continuing operations	8.3%	4.2%	4.9%

The following table details our same branch sales and sales from acquired businesses, in thousands:

	Year Ended December 31,
	2017	2016	2015
Net sales:
Same branch (a)	$1,831,641	$1,740,731	$1,616,580
Acquired	74,625	2,119	—
Total	$1,906,266	$1,742,850	$1,616,580

(a)	We define same branch sales as sales from branches in operation for at least 12 full calendar months.

Comparison of the Years Ended December 31, 2017 and December 31, 2016

Sales and Operations

Net sales for 2017 increased 9.4 percent, or $163.4 million, to $1.9 billion.  The increase was principally driven by our seven acquisitions completed during 2017 and 2016, increased organic sales volume, and overall increased selling prices.  Our sales benefited primarily from the overall continued improvement in the housing market, as well as continued focus on organically growing our residential and commercial activity.

Our gross profit margins were 24.2 percent and 23.0 percent for 2017 and 2016, respectively.  Gross profit margin was positively impacted by favorable leverage on overall higher sales volume, increased selling prices, and improved labor utilization, partially offset by higher material cost.

Selling, general, and administrative expense, exclusive of the significant legal settlement discussed below, as a percent of sales was 15.4 percent and 16.0 percent for 2017 and 2016, respectively.  Decreased selling, general, and administrative expense as a percent of sales was a result of lower salaries expense relative to sales, lower health insurance expense, partially offset by higher bonus, share-based compensation, and amortization expenses, as well as closure and related costs noted below.  We incurred a $30 million legal settlement during 2017, related to the settlement of a breach of contract action related to our termination of an insulation supply agreement with Owens Corning.

Operating margins, exclusive of the significant legal settlement discussed above, were 8.8 percent and 7.0 percent for the 2017 and 2016, respectively.  The increase in operating margins was a result of overall increased sales volume, higher selling prices, and lower health insurance costs, partially offset by higher share-based compensation, amortization, and bonus expenses.

Closure and Related Costs

We incurred expense of $2.0 million in 2017, related to the consolidation of certain back-office operations to our Daytona Beach, Florida, Branch Support Center.

Other Income (Expense), Net

Other income (expense), net increased $3.5 million to $8.8 million in 2017 compared with 2016.  The increase primarily related to the $1.1 million loss on extinguishment of debt as well as higher interest expense due to our higher outstanding long-term debt balance related to our debt refinancing completed on May 5, 2017.

Income Tax Benefit (Expense) from Continuing Operations

Our ETR decreased from 37.6 percent in 2016 to (23.5) percent in 2017.  The lower rate was primarily due to a beneficial adjustment of our deferred tax assets and liabilities to reflect the change in the federal statutory rate from 35 percent to 21 percent, enacted in December of 2017 and effective January 1, 2018, as well as a benefit from share-based compensation.

Income from Continuing Operations

Income from continuing operations increased $85.5 million from $72.6 million for 2016 to $158.1 million for 2017.

Comparison of the Years Ended December 31, 2016 and December 31, 2015

Sales and Operations

Net sales for 2016 increased 7.8 percent, or $126.3 million, to $1.7 billion.  The increase was principally driven by overall increased sales volume and overall increased selling prices.  Our sales benefited primarily from the overall continued improvement in the housing market, as well as continued focus on organically growing our residential and commercial activity.

Our gross profit margins were 23.0 percent and 22.1 percent for 2016 and 2015, respectively.  Gross profit margin was positively impacted by favorable leverage on overall higher sales volume, overall increased selling prices, improved labor utilization, and lower material cost.

Selling, general, and administrative expense as a percent of sales was 16.0 percent and 17.0 percent for 2016 and 2015, respectively.  Reduced selling, general, and administrative expense as a percent of sales is a result of overall increasing sales volume and price, benefits associated with business rationalizations, and other cost savings initiatives, partially offset by higher bonus and share-based compensation expense.

For the periods prior to the Separation, our selling, general, and administrative expense included an allocation of Masco general corporate expense of $13.6 million in 2015.  Such expense may not be indicative of our general corporate expense in the future.

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

Operating margins for 2016 and 2015 were 7.0 percent and 5.2 percent, respectively.  Changes in operating margins were positively impacted by increased sales volume, overall increased selling prices, lower material cost, improved labor utilization, lower corporate expenses, lower rationalization charges, and benefits associated with cost savings initiatives, partially offset by higher bonus and share-based compensation expense, and closure costs discussed below.

Closure and Related Costs

As part of the closure of 13 locations within our Installation and Distribution segments and the elimination of certain positions at our corporate headquarters, as announced in the first quarter of 2016, we incurred expenses of $0.9 million.

Other Income (Expense), Net

Interest expense was $5.6 million in 2016 incurred under the Credit Facility.  Interest expense was $9.5 million in 2015, of which $3.2 million was incurred under the Old Credit Agreement while $6.3 million was allocated by Masco prior to the Separation.

Income Tax Benefit (Expense) from Continuing Operations

Our ETR for income from continuing operations were 37.6 percent and (6.8) percent in 2016 and 2015, respectively.  Compared to our normalized tax rate of 38.0 percent, the variance in the ETR in 2016 was primarily due to the release of a valuation allowance related to State net operating losses.

Income from Continuing Operations

Income from continuing operations was $72.6 million and $79.1 million in 2016 and 2015, respectively.

Material Trends in Our Business

In general, the residential and commercial new construction industries are continuing to recover.  We believe that household formations and the available housing supply point towards continued growth in new home construction.  Increasing rental demand across multiple markets has led to an increase in multi-family housing construction, and the demand for commercial space is also increasing.  However, residential construction activity remains below historical averages.  We believe a number of factors, including credit availability, student debt, labor availability, and attitudes towards home ownership will continue to cause volatility in the housing market.

We normally experience stronger sales during the third and fourth calendar quarters, corresponding with the peak season for residential new construction and residential repair/remodel activity.  Sales during the winter weather months are seasonally slower due to lower construction activity.  Historically, the installation of insulation lags housing starts by several months.

2017 and 2016 Business Segment Results

The following table sets forth our net sales and operating profit information by business segment,  in thousands:

	Year Ended December 31,		Percent Increase
	2017	2016	2017-2016
Sales by business segment (a):
Installation	$1,281,296	$1,150,168	11.4%
Distribution	719,759	676,672	6.4%
Intercompany eliminations and other adjustments (b)	(94,789)	(83,990)
Net sales	$1,906,266	$1,742,850	9.4%

Operating profit by business segment (c):
Installation (exclusive of significant legal settlement, shown separately below)	$139,316	$97,140	43.4%
Significant legal settlement (Installation segment)	(30,000)	—
Distribution	68,733	59,654	15.2%
Intercompany eliminations and other adjustments	(16,463)	(14,388)
Operating profit before general corporate expense	161,586	142,406	13.5%
General corporate expense, net (d)	(24,722)	(20,802)
Operating profit	$136,864	$121,604	12.5%

Operating profit margins:
Installation (exclusive of significant legal settlement)	10.9%	8.4%
Installation (inclusive of significant legal settlement)	8.5%
Distribution	9.5%	8.8%
Operating profit margin before general corporate expense	8.5%	8.2%
Operating profit margin	7.2%	7.0%

(a)	All of our operations are located in the U.S.
(b)	Intercompany eliminations include the elimination of intercompany profit of $16.5 million and $14.4 million for the years ended December 31, 2017 and 2016, respectively.
(c)

Segment operating profit for years ended December 31, 2017 and 2016, includes an allocation of general corporate expenses attributable to the operating segments which is based on direct benefit or usage (such as salaries of corporate employees who directly support the segment).

(d)

General corporate expense, net included expenses not specifically attributable to our segments for functions such as corporate human resources, finance, legal, including salaries, benefits, and other related costs.

2017 and 2016 Business Segment Results Discussion

Changes in operating profit margins in the following business segment results discussion exclude general corporate expense, net in 2017 and 2016, as applicable.

The construction industry continues to expand both in residential new home and commercial construction, however it is subject to inflationary pressures on costs.  While we are seeing the impact of this growth with increases in the cost of building materials, we have been successful to date in achieving price increases, which more than offset the increased commodity costs.

Installation

Sales

Sales increased $131.1 million, or 11.4 percent, in 2017 compared to 2016.  Sales increased 6.3 percent from acquired branches and 1.5 percent due to increased selling prices.  Sales also increased due to increased sales volume related to a higher level of activity in new home construction and an increased sales volume of commercial installation.

Operating Results

Operating margins in the Installation segment were 8.5 percent and 8.4 percent for 2017 compared to 2016.  The increase in operating margins was primarily due to increased sales volume and related absorption of fixed costs, higher selling prices, improved sales productivity, as well as the benefits associated with cost savings initiatives.  The increase was partially offset by the $30 million legal settlement with Owens Corning, as well as higher legal fee expense and higher material cost.  Exclusive of the significant legal settlement, operating margins were 10.9 percent for 2017.

Distribution

Sales

Sales increased $43.1 million, or 6.4 percent, in 2017 compared to 2016.  The increase was primarily due to increased sales volume related to a higher level of activity in new home construction.  Sales also benefited from a 0.1 percent increase in selling prices.

Operating Results

Operating margins in the Distribution segment were 9.5 percent and 8.8 percent for 2017 compared to 2016.  Operating margins were positively impacted by increased sales volume related to a higher level of activity in new home construction as well as improved labor productivity and higher selling prices.  The increase was partially offset by an increase in material cost.

2016 and 2015  Business Segment Results

The following table sets forth our net sales and operating profit information by business segment,  in thousands:

	Year Ended December 31,		Percent Increase
	2016	2015	2016-2015
Sales by business segment (a):
Installation	$1,150,168	$1,057,553	8.8%
Distribution	676,672	646,441	4.7%
Intercompany eliminations and other adjustments (b)	(83,990)	(87,414)
Net sales	$1,742,850	$1,616,580	7.8%

Operating profit by business segment (c):
Installation	$97,140	$55,232	75.9%
Distribution	59,654	55,700	7.1%
Intercompany eliminations and other adjustments	(14,388)	(4,796)
Operating profit before general corporate expense	142,406	106,136	34.2%
General corporate expense, net (d)	(20,802)	(22,605)
Operating profit	$121,604	$83,531	45.6%

Operating profit margins:
Installation	8.4%	5.2%
Distribution	8.8%	8.6%
Operating profit margin before general corporate expense	8.2%	6.6%
Operating profit margin	7.0%	5.2%

(a)	All of our operations are located in the U.S.
(b)

Intercompany eliminations include the elimination of intercompany profit of $14.4 million and $15.6 million for the years ended December 31, 2016 and 2015, respectively.  Other adjustments primarily include differences between estimated and actual corporate costs allocated to the segments for year ended December 31, 2015, as noted in footnote (c) below.

(c)

Segment operating profit for year ended December 31, 2016, includes an allocation of general corporate expenses attributable to the operating segments which is based on direct benefit or usage (such as salaries of corporate employees who directly support the segment).  Segment operating profit for year ended December 31, 2015, includes an estimate of general corporate expense calculated based on a percentage of sales.  For the year ended December 31, 2015,  the $7.2 million difference between estimated expense and actual corporate expense, is recorded in intercompany eliminations and other adjustments.

(d)

General corporate expense, net included expenses not specifically attributable to our segments for functions such as corporate human resources, finance, legal, including salaries, benefits, and other related costs.

2016 and 2015 Business Segment Results Discussion

Changes in operating profit margins in the following business segment results discussion exclude general corporate expense, net in 2016 and 2015, as applicable.

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

Commitments and Contingencies

Litigation

During the first quarter of 2017, we incurred a $30 million expense for a legal settlement with Owens Corning in connection with a breach of contract action related to our termination of an insulation supply contract.  Under the terms of the settlement, we paid Owens Corning $30 million.  The settlement resulted in the dismissal of the lawsuit filed in May 2016, in Toledo, Ohio.  The settlement is reflected in the significant legal settlement line item within our Consolidated Statements of Operations for the year ended December 31, 2017.  The settlement is also reflected in our installation segment’s operating results for the year ended December 31, 2017.

We are subject to certain claims, charges, litigation, and other proceedings in the ordinary course of our business, including those arising from or related to contractual matters, intellectual property, personal injury, environmental matters, product liability, product recalls, construction defects, insurance coverage, personnel and employment disputes, antitrust, and other matters, including class actions.  We believe we have adequate defenses in these matters, and we do not believe that the ultimate outcome of these matters will have a material adverse effect on us.  However, there is no assurance that we will prevail in any of these pending matters, and we could in the future incur judgments, enter into settlements of claims, or revise our expectations regarding the outcome of these matters, which could materially impact our liquidity and our results of operations.

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

Critical Accounting Policies and Estimates

We prepare our Consolidated Financial Statements in conformity with GAAP.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of sales and expenses during the reporting period.  Actual results could differ from those estimates.

Our significant accounting policies are more fully described in Item 8. Financial Statements and Supplementary Data – Note 1. Summary of Significant Accounting Policies.  However, certain of our accounting policies considered critical are those we believe are both most important to the portrayal of our financial condition and operating results and require our most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions.  We consider the following policies to be most critical in understanding the judgments that are involved in preparing our Consolidated Financial Statements.

Revenue Recognition and Receivables

We recognize revenue for our Installation segment using the percentage of completion method of accounting with respect to each particular order within a given customer’s contract, based on the amount of material installed at that customer’s location and the associated labor costs, as compared to the total expected cost for the particular order.  Each contract contains one or more individual orders, which are based on services delivered.  The amount of revenue recognized for our Installation segment that had not been billed as of December 31, 2017 and 2016, was $37.1 million and $28.9 million, respectively.  Revenue from our Distribution segment is recognized when title to products and risk of loss transfers to our customers.  At time of sale we record estimated reductions to revenue for customer programs and incentive offerings, including special pricing and other volume-based incentives.  We maintain allowances for doubtful accounts receivable for estimated losses resulting from the inability of customers to make required payments.  In addition, we monitor our customer receivable balances and the credit worthiness of our customers on an on‑going basis.  During downturns in our markets, declines in the financial condition and creditworthiness of customers impact the credit risk of the receivables involved and we have incurred additional bad debt expense related to customer defaults.

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

We did not recognize any impairment charges for goodwill for the years ended December 31, 2017, 2016, and 2015.  As of December 31, 2017, net goodwill reflected $762.0 million of accumulated impairment losses, relating primarily to impairment charges taken in 2008-2010 following the substantial decrease in U.S. housing starts after the financial crisis of 2007-2008.

Intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful lives.  We evaluate the remaining useful lives of amortizable identifiable intangible assets at each reporting period to determine whether events and circumstances warrant a revision to the remaining periods of amortization.

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

In the fourth quarter of 2015 we recorded a $35.5 million tax benefit ($13.5 million of Federal and $22.0 million of State and local net of federal benefit) from the release of the valuation allowance against its U.S. Federal and certain state deferred tax assets due primarily to a return to sustainable profitability in our U.S. operations.  The reduction in the valuation allowance in 2015 resulted in a net positive income tax benefit of $5.0 million and a negative (beneficial) effective tax rate of 6.8 percent for the year.

In the fourth quarter of 2016 we recorded a $0.8 million tax benefit from the release of the valuation allowance against certain state deferred tax assets (primarily State net operating losses) due primarily to a return to sustainable profitability in our U.S. operations.  The reduction in the valuation allowance in 2016 resulted in a net positive income tax benefit of $0.8 million and an effective tax rate of 37.6 percent for the year.  This was the Company’s last remaining valuation allowance related to deferred tax assets.

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

Business Combinations

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

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements and their expected or actual effect on our reported results of operations are addressed in Item 8. Financial Statements and Supplementary Data – Note 1. Summary of Significant Accounting Policies.

Off-Balance Sheet Arrangements

As of December 31, 2017 and 2016, other than operating leases, letters of credit issued under our revolving credit facility, and performance and license bonds, we had no material off-balance sheet arrangements.

Contractual Obligations

The following table provides payment obligations related to current contracts at December 31, 2017, in thousands:

	Payments Due by Period
	2018	2019	2020	2021	2022	Thereafter	Total
Operating leases	$46,202	$34,676	$21,947	$11,195	$4,452	$7,123	$125,595
Principal repayments of long-term debt	12,500	15,625	18,750	21,875	175,000	—	243,750
Interest payments on long-term debt (a)	6,945	6,534	6,042	5,488	1,247	—	26,256
Standby Letters of Credit and Commitment Fees (b)	978	978	980	980	241	—	4,157
Total	$66,625	$57,813	$47,719	$39,538	$180,940	$7,123	$399,758

(a)	Interest has been calculated using the interest rate on our long-term debt as of December 31, 2017, of 2.85%.
(b)	Assumes our standby letters of credit remain constant during the term of our New Credit Agreement.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our New Credit Agreement became effective on May 5, 2017.  The New Credit Agreement consists of a senior secured term loan facility in the amount of $250 million, $100 million of additional term loan capacity under a delayed draw feature (which remains available to us until May 5, 2018), and a revolving facility in the amount of $250 million.

Interest payable on both the term loan facility and revolving facility is based on a variable interest rate.  As a result, we are exposed to market risks related to fluctuations in interest rates on our outstanding indebtedness.  As of December 31, 2017, we had $243.8 million outstanding under our term loan facility, and the applicable interest rate as of such date was 2.85 percent.  Based on our outstanding borrowings under the New Credit Agreement as of December 31, 2017, a 100 basis point increase in the interest rate would result in a $2.4 million increase in our annualized interest expense.  There was no outstanding balance under the revolving facility as of December 31, 2017.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of TopBuild Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of TopBuild Corp. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2017 appearing on page 68, (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/PricewaterhouseCoopers LLP

Certified Public Accountants

Orlando, Florida

February 27, 2018

We have served as the Company’s auditor since 2015.

TOPBUILD CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands except share amounts)

	As of
	December 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$56,521	$134,375
Receivables, net of an allowance for doubtful accounts of $3,673 and $3,374 at December 31, 2017, and December 31, 2016, respectively	308,508	252,624
Inventories, net	131,342	116,190
Prepaid expenses and other current assets	15,221	23,364
Total current assets	511,592	526,553

Property and equipment, net	107,121	92,760
Goodwill	1,077,186	1,045,058
Other intangible assets, net	33,243	2,656
Deferred tax assets, net	18,129	19,469
Other assets	2,278	3,623
Total assets	$1,749,549	$1,690,119

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$263,814	$241,534
Current portion of long-term debt	12,500	20,000
Accrued liabilities	75,087	64,399
Total current liabilities	351,401	325,933

Long-term debt	229,387	158,800
Deferred tax liabilities, net	132,840	193,715
Long-term portion of insurance reserves	36,160	38,691
Other liabilities	3,242	433
Total liabilities	753,030	717,572

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value: 10,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2017, and December 31, 2016	—	—
Common stock, $0.01 par value: 250,000,000 shares authorized; 38,626,378 issued and 35,586,916 outstanding at December 31, 2017, and 38,488,825 shares issued and 37,815,199 outstanding at December 31, 2016	386	385
Treasury stock, 3,039,462 shares at December 31, 2017, and 673,626 shares at December 31, 2016, at cost	(141,582)	(22,296)
Additional paid-in capital	830,600	845,476
Retained earnings	307,115	148,982
Total equity	996,519	972,547
Total liabilities and equity	$1,749,549	$1,690,119

See notes to our consolidated financial statements.

TOPBUILD CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per common share amounts)

	Year Ended December 31,
	2017	2016	2015
Net sales	$1,906,266	$1,742,850	$1,616,580
Cost of sales	1,445,157	1,342,506	1,258,551
Gross profit	461,109	400,344	358,029

Selling, general, and administrative expense (exclusive of significant legal settlement, shown separately below)	294,245	278,740	274,498
Significant legal settlement	30,000	—	—
Operating profit	136,864	121,604	83,531

Other income (expense), net:
Interest expense	(8,019)	(5,608)	(9,465)
Loss on extinguishment of debt	(1,086)	—	—
Other, net	281	277	49
Other expense, net	(8,824)	(5,331)	(9,416)
Income from continuing operations before income taxes	128,040	116,273	74,115

Income tax benefit (expense) from continuing operations	30,093	(43,667)	5,008
Income from continuing operations	158,133	72,606	79,123

Loss from discontinued operations, net	—	—	(152)
Net income	$158,133	$72,606	$78,971

Income per common share:
Basic:
Income from continuing operations	$4.41	$1.93	$2.10
Loss from discontinued operations, net	—	—	—
Net income	$4.41	$1.93	$2.10

Diluted:
Income from continuing operations	$4.32	$1.92	$2.09
Loss from discontinued operations, net	—	—	—
Net income	$4.32	$1.92	$2.09

See notes to our consolidated financial statements.

TOPBUILD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net Cash Provided by (Used in) Operating Activities:
Net income	$158,133	$72,606	$78,971
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,453	12,011	12,108
Share-based compensation	9,889	7,669	4,651
Loss on extinguishment of debt	1,086	—	—
Loss on sale or abandonment of property and equipment	998	2,737	2,334
Amortization of debt issuance costs	401	343	171
Amortization of contingent consideration	149	—	—
Provision for bad debt expense	3,231	3,292	4,219
Loss from inventory obsolescence	1,979	1,343	1,879
Non-cash employee benefit policy change	—	—	(9,861)
Deferred income taxes, net	(59,535)	13,540	(16,556)
Changes in certain assets and liabilities:
Receivables, net	(37,943)	(19,953)	(19,591)
Inventories, net	(14,901)	1,370	(13,608)
Prepaid expenses and other current assets	8,184	(10,102)	(9,054)
Accounts payable	17,936	(11,698)	24,008
Accrued liabilities	7,160	3,633	(3,746)
Other, net	(28)	(6)	86
Net cash provided by operating activities	113,192	76,785	56,011

Cash Flows Provided by (Used in) Investing Activities:
Purchases of property and equipment	(25,308)	(14,156)	(13,644)
Acquisition of businesses	(84,090)	(3,476)	—
Proceeds from sale of property and equipment	603	718	805
Other, net	199	113	632
Net cash used in investing activities	(108,596)	(16,801)	(12,207)

Cash Flows Provided by (Used in) Financing Activities:
Net transfer from Former Parent	—	664	72,965
Cash distribution paid to Former Parent	—	—	(200,000)
Proceeds from issuance of long-term debt	250,000	—	200,000
Repayment of long-term debt	(186,250)	(15,000)	(5,000)
Payment of debt issuance costs	(2,150)	—	(1,715)
Proceeds from revolving credit facility	225,000	—	—
Repayments of revolving credit facility	(225,000)	—	—
Taxes withheld and paid on employees' equity awards	(4,764)	(1,825)	(171)
Repurchase of shares of common stock	(139,286)	(22,296)	—
Net cash (used in) provided by financing activities	(82,450)	(38,457)	66,079

Cash and Cash Equivalents
(Decrease) increase for the period	(77,854)	21,527	109,883
Beginning of year	134,375	112,848	2,965
End of year	$56,521	$134,375	$112,848

Supplemental disclosure of cash paid for:
Cash interest on long-term debt	$6,423	$4,130	$2,233
Income taxes	22,580	39,508	20,992

Supplemental disclosure of noncash investing activities:
Accruals for property and equipment	$1,123	$387	$583

See notes to our consolidated financial statements.

TOPBUILD CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands)

	Common	Treasury	Additional		Former
	Stock	Stock	Paid-in	Retained	Parent
	($0.01 par value)	at cost	Capital	Earnings	Investment	Equity
Balance at December 31, 2014	$—	$—	$—	$—	$952,291	$952,291
Net income	—	—	—	76,376	2,595	78,971
Separation-related adjustments	—	—	—	—	(118,356)	(118,356)
Reclassification of Former Parent investment in connection with the Separation	—	—	836,530	—	(836,530)	—
Issuance of common stock at Separation	377	—	(377)	—	—	—
Share-based compensation	—	—	2,823	—	—	2,823
Balance at December 31, 2015	$377	$—	$838,976	$76,376	$—	$915,729
Net income	—	—	—	72,606	—	72,606
Separation-related adjustments	—	—	664	—	—	664
Share-based compensation	—	—	7,669	—	—	7,669
Issuance of 756,590 restricted share awards under long-term equity incentive plan	8	—	(8)	—	—	—
Repurchase of 673,626 shares of common stock pursuant to Share Repurchase Program	—	(22,296)	—	—	—	(22,296)
66,196 shares of common stock withheld to pay taxes on employees' equity awards	—	—	(1,825)	—	—	(1,825)
Balance at December 31, 2016	$385	$(22,296)	$845,476	$148,982	$—	$972,547
Net income	—	—	—	158,133	—	158,133
Share-based compensation	—	—	9,889	—	—	9,889
Issuance of 158,900 restricted share awards under long-term equity incentive plan	1	—	(1)	—	—	—
Repurchase of 858,393 shares of common stock pursuant to Share Repurchase Program	—	(39,286)	—	—	—	(39,286)
Repurchase of 1,507,443 shares of common stock pursuant to Accelerated Share Repurchase Program	—	(80,000)	(20,000)	—	—	(100,000)
123,101 shares of common stock withheld to pay taxes on employees' equity awards	—	—	(4,764)	—	—	(4,764)
Balance at December 31, 2017	$386	$(141,582)	$830,600	$307,115	$—	$996,519

See notes to our consolidated financial statements.

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.  On the Effective Date, Masco completed the Separation of its Services Business from its other businesses and TopBuild became an independent public company which holds, through its consolidated subsidiaries, the assets and liabilities of the Services Business.  The Separation was achieved through the distribution of 100 percent of the outstanding capital stock of TopBuild to holders of Masco common stock.  TopBuild is a Delaware corporation and trades on the NYSE under the symbol “BLD.”

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

Financial Statement Presentation.  The consolidated financial statements have been developed in conformity with GAAP.  Our financial statements for the periods prior to the Separation have been derived from the financial statements and accounting records of Masco using the historical results of operations and historical basis of assets and liabilities of the Services Business, and reflect Masco’s net investment in the Services Business.

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

The accompanying consolidated financial statements for the periods prior to the Separation include allocations of general corporate expenses that were incurred by Masco for functions such as corporate human resources, finance, and legal, including salaries, benefits, and other related costs.  These general corporate expenses were allocated to TopBuild on the basis of sales.  Total allocated general corporate costs were $13.6 million for the year ended December 31, 2015.  These costs were included in selling, general, and administrative expense.

Prior to the Separation, Masco incurred certain operating expenses on behalf of the Services Business which were allocated to TopBuild based on direct benefit or usage.  These allocated operating expenses were $5.6 million for the year ended December 31, 2015.  These costs were included in selling, general, and administrative expense.  An estimate of these operating expenses was allocated to each of TopBuild’s reporting segments, based on a percentage of sales.

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

During the first quarter of 2015, we identified an error related primarily to the misallocation of a favorable legal settlement to general corporate expenses of TopBuild in the fourth quarter of 2014.  The impact of the error understated the allocation of corporate expenses reported as selling, general, and administrative expense and overstated operating profit by $1.9 million.  The error was not considered material to the previously reported 2014 financial statements.  The Company recorded the correction of the error by an out-of-period adjustment in the first quarter of 2015 which is therefore reflected in the twelve months ended December 31, 2015, Consolidated Statements of Operations and Consolidated Statements of Cash Flows.

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates and Assumptions in the Preparation of Financial Statements.  The preparation of our consolidated financial statements in conformity with GAAP requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of any contingent assets and liabilities, at the date of the financial statements, and the reported amounts of sales and expenses during the reporting period.  Actual results may differ from these estimates and assumptions.

Revenue Recognition.  We recognize revenue for our Installation segment using the percentage of completion method of accounting with respect to each particular order within a given customer’s contract, based on the amount of material installed at that customer’s location and the associated labor costs, as compared to the total expected cost for the particular order.  Each contract contains one or more individual orders, which are based on services delivered.  The amount of revenue recognized for our Installation segment that had not been billed as of December 31, 2017 and 2016, was $37.1 million and $28.9 million, respectively.  Revenue from our Distribution segment is recognized when title to products and risk of loss transfers to our customers.  At time of sale we record estimated reductions to revenue for customer programs and incentive offerings, including special pricing and other volume-based incentives.

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

Inventories, net.  Inventories, net consist primarily of insulation, rain gutters, fireproofing and firestopping products, garage doors, fireplaces, shower enclosures, closet shelving, accessories, and other products.  We value inventory at the lower of cost or net realizable value, where cost is determined by the first in‑first out cost method.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation.  Inventory value is evaluated at each balance sheet date to ensure that it is carried at the lower of cost or net realizable value.  Inventory provisions are recorded to reduce inventory to the lower of cost or net realizable value for obsolete or slow moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions, inventory levels and turns, product spoilage, and specific identification of items such as product discontinuance, engineering/material changes, or regulatory-related changes.  As of December 31, 2017 and 2016, all inventory consisted of finished goods.

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Depreciation.  Depreciation expense is computed principally using the straight‑line method over the estimated useful lives of the assets.  Estimated useful lives are generally as follows:

Asset Class	Estimated Useful Life
Buildings and land improvements	20 – 40 years
Software	3 – 6 years
Company vehicles	3 – 8 years
Equipment	6 – 10 years

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

Intangible assets with finite useful lives are amortized using the straight‑line method over their estimated useful lives.  We evaluate the remaining useful lives of amortizable intangible assets at each reporting period to determine whether events and circumstances warrant a revision to the remaining periods of amortization.  For additional information, see Note 4. Goodwill and Other Intangible Assets.

Insurance Reserves.  We use a combination of high deductible insurance and matching deductible insurance for a number of risks including, but not limited to, workers’ compensation, general, vehicle, and property liabilities.  Our workers’ compensation insurance is primarily a high‑deductible insurance program and our primary general liability insurance is a matching deductible program.  We are insured for covered claims above the deductibles and retentions.  The liabilities represent our best estimate of our costs, using generally accepted actuarial reserving methods, of the ultimate obligations for reported claims plus those incurred but not reported claims through December 31, 2017 and 2016.  The accruals are adjusted as new information develops or circumstances change that would affect the estimated liability.  We also record an insurance receivable for claims that exceeded the stop loss limit included in other assets on our Consolidated Balance Sheets which offsets an equal liability included within the reserve amount recorded in other liabilities on our Consolidated Balance Sheet.  At December 31, 2017 and 2016, the amount of this receivable and liability was $2.0 million and $3.2 million, respectively.

Advertising.  Advertising costs are expensed as incurred.  Advertising expense, net of manufacturers support, was approximately $1.1 million, $1.1 million, and $1.5 million for the years ended December 31, 2017, 2016, and 2015, respectively, and is included in selling, general, and administrative expense.

Share‑based Compensation.  Our share-based compensation program currently consists of RSAs and Options.  Share-based compensation expense is reported in selling, general, and administrative expense.  We do not capitalize any compensation cost related to share-based compensation awards.  The income tax benefits and deficiencies associated with share-based awards are reported as a component of income tax expense.  Excess tax benefits and deficiencies are included in cash provided by (used in) operating activities while shares withheld for tax-withholding are reported in financing activities under the caption “Taxes withheld and paid on employees’ equity awards” in our Consolidated

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statements of Cash Flows.  Award forfeitures are accounted for in the period they occur.  The following table details our award types and accounting policies:

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

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recently Issued Accounting Pronouncements Not Yet Adopted:

In May 2014, the FASB issued a new standard for revenue recognition, ASC 606.  Subsequent to issuing ASC 606, the FASB issued a number of updates and technical improvements which do not change the core principles of the guidance.  The purpose of ASC 606 is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability across industries.  ASC 606 is effective for us beginning January 1, 2018, and allows for full retrospective or modified retrospective methods of adoption; early adoption is permitted.  In determining the applicability of ASC 606, we considered the general nature of our orders is short-term, based on a single deliverable, and not accounted for under industry-specific guidance.  We reviewed our revenue streams at both our Installation and Distribution segments.  Our current assessment indicates that the adoption of the standard will likely not have a material impact on the amount or timing of our revenue recognition process.  Additional disclosures related to our revenues, contract balances, and judgments affecting recognition will be required.  We will apply the modified retrospective approach to transition to the new guidance, which allows us to recognize the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses”.  This guidance introduces a current expected credit loss (“CECL”) model for the recognition of impairment losses on financial assets, including trade receivables.  The CECL model replaces current GAAP’s incurred loss model.  Under CECL, companies will record an allowance through current earnings for the expected credit loss for the life of the financial asset upon initial recognition of the financial asset.  This update is effective for us at the beginning of 2020 with early adoption permitted at the beginning of 2019.  We have not yet selected an adoption date and we are currently evaluating the effect on our financial position and results of operations.

In January 2017, the FASB issued ASU 2017-01, “Clarifying the Definition of a Business.”  The new standard narrows the definition of a business and provides a framework for evaluation.  This update is effective for us beginning January 1, 2018, and will be applied prospectively.  We do not expect this update to have a material impact on our financial position or results of operations.  In January 2017 the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment.”  The new standard simplifies the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test.  This update is effective for us beginning January 1, 2020.  Early adoption is permitted and the new standard will be applied on a prospective basis.  We have not yet selected an adoption date and we are currently evaluating the effect on our financial position and results of operations.

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  RELATED PARTY TRANSACTIONS

Prior to the Separation, interest was charged each month as an adjustment to Former Parent’s investment in TopBuild.  Our Consolidated Statements of Operations reflect an interest expense charge of $6.3 million for the year ended December 31, 2015.  The charge was based on the monthly average intercompany balance payable to Masco based on a 12-month LIBOR plus two percent.  Transactions between us and Masco, with the exception of purchase transactions, are reflected in our Consolidated Statements of Changes in Equity as “Former Parent Investment” and in our Consolidated Statements of Cash Flows as a financing activity in “Net transfer from Former Parent.”  TopBuild related party purchases from Masco businesses aggregated $2.6 million for the year ended December 31, 2015, and have been included in cost of sales.  Subsequent to the Separation, any transactions with Masco are no longer considered related party and are reflected in our Consolidated Statements of Operations and included in the operating cash flow section of our Consolidated Statements of Cash Flows.

We lease certain operating facilities from certain related parties, primarily former owners (and in certain cases, current management personnel) of companies acquired.  These related party leases are immaterial to our Consolidated Statements of Operations.

3.  PROPERTY & EQUIPMENT

The following table sets forth our property and equipment by class as of December 31, 2017 and 2016, in thousands:

	As of December 31,
	2017	2016
Land and improvements	$7,846	$7,907
Buildings	40,515	38,865
Equipment	96,580	88,472
Computer hardware and software	125,984	123,725
Company vehicles	41,298	34,668
	312,223	293,637
Less: Accumulated depreciation	(205,102)	(200,877)
Total property and equipment, net	$107,121	$92,760

Depreciation expense was $13.5 million, $11.2 million, and $11.1 million for the years ended December 31, 2017, 2016, and 2015, respectively.

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  GOODWILL AND OTHER INTANGIBLES

Changes in the carrying amount of goodwill for the years ended December 31, 2017 and 2016, by segment, were as follows, in thousands:

	Gross Goodwill		Gross Goodwill	Accumulated	Net Goodwill
	at		at	Impairment	at
	December 31, 2016	Additions	December 31, 2017	Losses	December 31, 2017
Goodwill, by segment:
Installation	$1,390,792	$32,128	$1,422,920	$(762,021)	$660,899
Distribution	416,287	—	416,287	—	416,287
Total goodwill	$1,807,079	$32,128	$1,839,207	$(762,021)	$1,077,186

	Gross Goodwill		Gross Goodwill	Accumulated	Net Goodwill
	at		at	Impairment	at
	December 31, 2015	Additions	December 31, 2016	Losses	December 31, 2016
Goodwill, by segment:
Installation	$1,389,775	$1,017	$1,390,792	$(762,021)	$628,771
Distribution	416,287	—	416,287	—	416,287
Total goodwill	$1,806,062	$1,017	$1,807,079	$(762,021)	$1,045,058

In the fourth quarters of 2017 and 2016, we completed our annual impairment testing of goodwill.  The impairment tests in both 2017 and 2016 indicated there was no impairment of goodwill.

Other intangible assets, net includes customer relationships, non-compete agreements, and trademarks.  The following table sets forth our other intangible assets and associated amortization expense, in thousands:

	For the years ended December 31,
	2017	2016	2015
Gross definite-lived intangible assets	$54,872	$20,932
Accumulated amortization	(21,629)	(18,683)
Net definite-lived intangible assets	33,243	2,249
Indefinite-lived intangible assets not subject to amortization	—	407
Other intangible assets, net	$33,243	$2,656

Amortization expense	$2,994	$795	$1,026

The following table sets forth the amortization expense related to the definite-lived intangible assets during each of the next five years, in thousands:

Amortization Expense
2018	$4,056
2019	4,056
2020	4,006
2021	3,892
2022	3,814

5.  LONG-TERM DEBT

On May 5, 2017, we and the Guarantors entered into the New Credit Agreement with the Lenders.  All obligations under the New Credit Agreement are guaranteed by the Guarantors, and all obligations under the New Credit Agreement, including the guarantees of those obligations, are secured by substantially all of the assets of us and the Guarantors.

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In conjunction with the New Credit Agreement, we recognized a loss on extinguishment of debt of $1.1 million for the twelve months ended December 31, 2017, which is reflected under the caption, “Loss on extinguishment of debt” in our Consolidated Statements of Operations.  The following table outlines the key terms of our New Credit Agreement, dollars in thousands:

New Credit Agreement
Senior secured term loan facility (original borrowing) (a)	$250,000
Additional term loan capacity under delayed draw feature (b)	$100,000

Additional term loan and/or revolver capacity available under incremental facility (c)	$200,000

Revolving Facility	$250,000
Sublimit for issuance of letters of credit under Revolving Facility (d)	$100,000
Sublimit for swingline loans under Revolving Facility (d)	$20,000

Interest rate as of December 31, 2017	2.85%
Scheduled maturity date	5/05/2022

(a)	The New Credit Agreement provides for a term loan limit of $350.0 million; $250.0 million was drawn on May 5, 2017.
(b)	We can access $100.0 million through a delayed draw term loan on the New Credit Agreement until May 5, 2018. We have not determined the timing or amounts of our delayed draws, if any.
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

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth our remaining principal payments for our outstanding term loan balance as of December 31, 2017, in thousands:

Future Principal
Payments
Schedule of Debt Maturity by Years:
2018	$12,500
2019	15,625
2020	18,750
2021	21,875
2022	175,000
Total principal maturities	$243,750

The following table reconciles the principal balance of our outstanding debt to our Consolidated Balance Sheets, in thousands:

	As of December 31,
	2017	2016
Principal debt balances:
Current portion of long-term debt	$12,500	$20,000
Long-term portion of long-term debt	231,250	160,000
Unamortized debt issuance costs	(1,863)	(1,200)
Total debt	$241,887	$178,800

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

	As of December 31,
	2017	2016
Revolving Facility	$250,000	$125,000
Less: standby letters of credit	(47,055)	(49,080)
Capacity under Revolving Facility	$202,945	$75,920

The New Credit Agreement contains certain covenants that limit, among other things, the ability of the Company to incur additional indebtedness or liens; sell assets; make certain investments or loans; make certain restricted payments, including the payment of dividends; enter into consolidations, mergers, sales of material amounts of our assets, or effect other fundamental changes; transact with affiliates; enter into agreements restricting the ability of subsidiaries to incur liens or pay dividends; or make certain accounting changes.  The New Credit Agreement contains customary affirmative covenants and events of default.

The New Credit Agreement requires us to maintain a Net Leverage Ratio and minimum FCCR throughout the term of the agreement.  The following table sets forth the maximum Net Leverage Ratios and minimum FCCR:

Quarter Ending	Maximum Net Leverage Ratio	Minimum FCCR
December 31, 2017 through September 30, 2018	3.25:1.00	1.25:1.00
December 31, 2018 and each quarter thereafter	3.00:1.00	1.25:1.00

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table outlines the key financial covenants effective for the period covered by this report:

As of December 31, 2017
Maximum Net Leverage Ratio	3.25:1.00
Minimum FCCR	1.25:1.00
Compliance as of period end	In Compliance

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

Fair Value on Recurring Basis

The carrying values of cash and cash equivalents, receivables, net, and accounts payable are considered to be representative of their respective fair values due to the short-term nature of these instruments.  We measure our contingent consideration liabilities related to business combinations at fair value.  For more information see Note 17. Business Combinations.

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

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  SEGMENT INFORMATION

Our reportable segments are Installation (TruTeam) and Distribution (Service Partners).

Our Installation segment installs insulation and other building products.  We sell primarily to the residential new construction market, with increasing activity in both the commercial construction industry and repair/remodel of residential housing.  In addition to insulation, our installed product lines include rain gutters, fireproofing and firestopping products, garage doors, fireplaces, shower enclosures, closet shelving, and other building products.

Our Distribution segment sells and distributes insulation and other building products.  Our distributed products include insulation, insulation accessories, rain gutters, and roofing, among others.  Distributed products are sold primarily to contractors and dealers (including lumber yards) from distribution centers in various parts of the United States.

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

The following table is a summary of the annual percentage of net sales by product category for the years ended December 31:

	2017	2016	2015
Insulation	72%	71%	72%
Rain gutters	7	7	7
Accessories	5	5	4
Afterpaint (shower enclosures, closet shelving, mirrors/glass, bath accessories, etc.)	4	3	4
Fireproofing and firestopping	3	2	2
Garage doors	2	2	3
Fireplaces	2	2	2
Roofing materials	1	2	2
Other	4	6	4
	100%	100%	100%

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information about us by segment is as follows, for the years ended December 31, in thousands:

	Net Sales			Operating Profit (b)
	2017	2016	2015	2017	2016	2015
Our operations by segment were (a):
Installation (exclusive of significant legal settlement, shown separately below)	$1,281,296	$1,150,168	$1,057,553	$139,316	$97,140	$55,232
Significant legal settlement (Installation segment) (c)	—	—	—	(30,000)	—	—
Distribution	719,759	676,672	646,441	68,733	59,654	55,700
Intercompany eliminations and other adjustments	(94,789)	(83,990)	(87,414)	(16,463)	(14,388)	(4,796)
Total	$1,906,266	$1,742,850	$1,616,580	161,586	142,406	106,136
General corporate expense, net (d)				(24,722)	(20,802)	(22,605)
Operating profit, as reported				136,864	121,604	83,531
Other expense, net				(8,824)	(5,331)	(9,416)
Income from continuing operations before income taxes				$128,040	$116,273	$74,115

	Property Additions			Depreciation and Amortization			Total Assets
	2017	2016	2015	2017	2016	2015	2017	2016
Our operations by segment were (a):
Installation	$21,956	$7,584	$9,802	$12,208	$8,149	$8,371	$1,061,418	$934,499
Distribution	5,845	3,348	3,123	3,561	3,604	3,699	599,503	584,421
Corporate	1,620	3,433	1,302	684	258	38	88,628	171,199
Total, as reported	$29,421	$14,365	$14,227	$16,453	$12,011	$12,108	$1,749,549	$1,690,119

(a)	All of our operations are located in the U.S.
(b)

Segment operating profit for years ended December 31, 2017 and 2016, includes an allocation of general corporate expenses attributable to the operating segments which is based on direct benefit or usage (such as salaries of corporate employees who directly support the segment).  Segment operating profit for year ended December 31, 2015, includes an estimate of general corporate expense calculated based on a percentage of sales.  For the year ended December 31, 2015, the $7.2 million difference between estimated expense and actual corporate expense, is recorded in intercompany eliminations and other adjustments.

(c)

Significant legal settlement expense of $30 million incurred for the twelve months ended December 31, 2017, related to the settlement agreement with Owens Corning.  For more information see Note 11 – Other Commitments and Contingencies.

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

Selected financial information for discontinued operations is presented in the following table, in thousands:

	Year Ended December 31,
	2017	2016	2015
Loss on discontinued operations before income taxes	$—	$—	$(234)
Income tax benefit	—	—	82
Loss from discontinued operations, net	$—	$—	$(152)

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  ACCRUED LIABILITIES

The following table sets forth the components of accrued liabilities, in thousands:

	As of December 31,
	2017	2016
Accrued liabilities:
Salaries, wages, and commissions	$25,470	$20,684
Insurance liabilities	19,770	20,410
Other	29,847	23,305
Total accrued liabilities	$75,087	$64,399

10.  EMPLOYEE RETIREMENT PLANS

We provide a defined-contribution retirement plan for substantially all employees.  In addition, we participate in 34 regional multi‑employer pension plans, principally related to building trades; none of the plans are considered significant.

Prior to the Separation, Masco provided defined-benefit pension plans to certain TopBuild employees.  The TopBuild liability associated with these plans is not reflected in our balance sheet as this obligation will be maintained and serviced by Masco; all future benefit accruals were frozen effective January 1, 2010.

The expense related to our participation in the retirement plans was as follows, in thousands:

	Years Ended December 31,
	2017	2016	2015
Defined contribution plans	$4,089	$3,950	$3,451
Multi-employer plans	8,677	6,593	5,829
	$12,766	$10,543	$9,280

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

	Employer
	Identification	PPA Zone Status		Funding Plan	Contributions (in thousands)			Surcharge
Pension Fund	Number/Plan Number	2017	2016	Pending / Implemented	2017	2016	2015	Imposed
NCT	94-6050970/001	Red	Red	Yes	$ 2,319	$ 1,926	$ 1,730	No

11.  OTHER COMMITMENTS AND CONTINGENCIES

Litigation.  During the first quarter of 2017, we recognized a $30 million expense for a legal settlement with Owens Corning in connection with a breach of contract action related to our termination of an insulation supply contract.  Under the terms of the settlement, we paid Owens Corning $30 million.  The settlement resulted in the dismissal of the lawsuit filed in May 2016 in Toledo, Ohio.  The settlement is reflected in the significant legal settlement line item within our Consolidated Statements of Operations for the year ended December 31, 2017.  The settlement is also reflected in our installation segment’s operating results for the year ended December 31, 2017.

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We are subject to certain claims, charges, litigation, and other proceedings in the ordinary course of our business, including those arising from or related to contractual matters, intellectual property, personal injury, environmental matters, product liability, product recalls, construction defects, insurance coverage, personnel and employment disputes, antitrust, and other matters, including class actions.  We believe we have adequate defenses in these matters, and we do not believe that the ultimate outcome of these matters will have a material adverse effect on us.  However, there is no assurance that we will prevail in any of these pending matters, and we could in the future incur judgments, enter into settlements of claims, or revise our expectations regarding the outcome of these matters, which could materially impact our liquidity and our results of operations.

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

	As of December 31,
	2017	2016
Performance Bonds	$44,765	$22,312
Licensing, insurance, and other bonds	17,013	13,480
Total	$61,778	$35,792

Our rental expense was as follows, in thousands:

Rent Expense
2017	$54,254
2016	51,505
2015	46,431

Future minimum lease payments at December 31, 2017, were as follows, in thousands:

Minimum Lease Payments
2018	$46,202
2019	34,676
2020	21,947
2021	11,195
2022	4,452
2023 & Thereafter	7,123

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  INCOME TAXES

(In thousands)	2017	2016	2015
Income from continuing operations before income taxes:
U.S.	$128,040	$116,273	$74,115
Income tax expense (benefit) on income from continuing operations:
Currently payable:
U.S. Federal	$25,003	$24,594	$9,656
State and local	4,438	3,646	1,811
Deferred:
U.S. Federal	(61,024)	10,966	12,633
State and local	1,490	4,461	(29,108)
	$(30,093)	$43,667	$(5,008)
Deferred tax assets at December 31:
Receivables, net	$1,280	$1,830
Inventories, net	1,307	1,614
Other assets, principally share-based compensation	2,317	2,198
Accrued liabilities	5,286	10,514
Long-term liabilities	9,020	13,731
Net operating loss carryforward	21,381	17,979
	40,591	47,866
Valuation allowance	—	—
	40,591	47,866
Deferred tax liabilities at December 31:
Property and equipment, net	13,008	14,703
Intangibles, net	142,118	207,116
Other	176	293
	155,302	222,112
Net deferred tax liability at December 31	$114,711	$174,246

The Tax Cuts and Jobs Act (Tax Act) was enacted on December 22, 2017 and is effective January 1, 2018.  The Tax Act, among other things, reduces the U.S. federal corporate tax rate from 35 percent to 21 percent.  In addition, the Tax Act limits certain deductions.  Some of the major changes from the Tax Act that will affect the Company’s ETR include the elimination of the Domestic Production Activities Deduction; the elimination of deductions related to entertainment expenses; and increased limitations on the deductibility of officer compensation.

ASC 740, “Income Taxes” requires us to adjust deferred tax assets and liabilities for the effect of tax rate changes in the period the rate change is enacted.  Accordingly, the deferred tax balances have been adjusted to reflect the change in the federal statutory rate from 35 percent to 21 percent.  The adjustment resulted in a $74.1 million tax benefit in the U.S. Federal deferred tax expense.

A valuation allowance must be established for deferred tax assets when it is more-likely-than-not that they will not be realized.  After review of all available positive and negative evidence, the Company has determined that no valuation allowance was required for the deferred tax assets as of December 31, 2017, or December 31, 2016.  The deferred portion of state and local tax expense included $0.8 million and $33.7 million in tax benefits resulting from a change in the valuation allowance against state and local deferred tax assets in the years ending December 31, 2016, and December 31, 2015, respectively.  As of December 31, 2017, there are no valuation allowances in place.

At December 31, 2017, the net deferred tax liability of $114.7 million consisted of net long-term deferred tax assets of $18.1 million and net long-term deferred tax liabilities of $132.8 million.  At December 31, 2016, the net deferred tax liability of $174.2 million consisted of net long-term deferred tax assets of $19.5 million and net long-term deferred tax liabilities of $193.7 million.  The deferred assets and deferred liabilities show the State deferreds net of Federal benefit.

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Of the deferred tax asset related to the net operating loss at December 31, 2017, $21.0 million will expire between 2021 and 2037.  Of the deferred tax asset related to the net operating loss at December 31, 2016, $18.0 million will expire between 2021 and 2036.

A reconciliation of the U.S. Federal statutory tax rate to the income tax expense (benefit) on income from continuing operations was as follows:

	2017	2016	2015
U.S. Federal statutory tax rate	35.0%	35.0%	35.0%
State and local taxes, net of U.S. Federal tax benefit	3.5	5.7	(24.4)
Valuation allowance	—	(0.7)	(18.2)
Domestic Production Activities Deduction	(1.7)	(1.7)	—
Share based compensation	(2.3)	(0.5)	—
Effect of U.S. Federal tax rate change on deferred balances	(57.9)	—	—
Other, net	(0.6)	(0.2)	0.8
Effective tax rate	(24.0)%	37.6%	(6.8)%

The negative (beneficial) effective tax rate in 2017 is mostly related to the beneficial adjustment of $74.1 million included in the 2017 Federal deferred tax expense related to the adjustment of the deferred tax balances for the reduction of the Federal tax rate from 35 percent to 21 percent, enacted in December of 2017.  The negative (beneficial) effective tax rate in 2015 was the result of a reduction in the valuation allowance.

Share based compensation became a material factor in the Company’s effective tax rate for 2017.  A tax benefit of $2.9 million and $0.6 million related to share based compensation was recognized in income tax expense for the years ended December 31, 2017, and December 31, 2016, respectively.

The Domestic Production Activities Deduction, under IRC §199, became a material factor in the Company’s effective tax rate for 2016.  The Company’s lower taxable income limited the Domestic Production Activities Deduction for the year ended December 31, 2015.

Income taxes paid were $22.6 million, $39.5 million, and $21.0 million during the years ended December 31, 2017, 2016, and 2015, respectively.

We file income tax returns in the U.S. Federal jurisdiction and various state and local jurisdictions.  The IRS has completed their examination of the Masco consolidated U.S. Federal tax return, in which we were included, through the year ended December 31, 2015.  With few exceptions, we are no longer subject to state income tax examinations on filed returns for years before 2012.

At December 31, 2017, there are no liabilities related to uncertain tax positions.  We have not incurred any interest related to the underpayment of income taxes or penalties related to uncertain tax positions not meeting the minimum statutory threshold to avoid payment of penalties in the year ended December 31, 2017.

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  INCOME PER SHARE

Basic net income per share is calculated by dividing net income by the weighted average shares outstanding during the period, without consideration for common stock equivalents.

Diluted net income per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method.

Basic and diluted income per share were computed as follows, in thousands, except share and per share amounts:

	Years Ended December 31,
	2017	2016	2015
Income from continuing operations	$158,133	$72,606	$79,123
Loss from discontinued operations, net	—	—	(152)
Net income - basic and diluted	$158,133	$72,606	$78,971

Weighted average number of common shares outstanding - basic	35,897,641	37,585,777	37,674,913

Dilutive effect of common stock equivalents:
RSAs with service-based conditions	221,497	192,705	93,688
RSAs with market-based conditions	185,069	28,307	—
RSAs with performance-based conditions	—	—	—
Stock options	267,939	60,423	12,274

Weighted average number of common shares outstanding - diluted	36,572,146	37,867,212	37,780,875

Basic income per common share:
Income from continuing operations	$4.41	$1.93	$2.10
Loss from discontinued operations, net	—	—	—
Net income	$4.41	$1.93	$2.10

Diluted income per common share:
Income from continuing operations	$4.32	$1.92	$2.09
Loss from discontinued operations, net	—	—	—
Net income	$4.32	$1.92	$2.09

The following table summarizes shares excluded from the calculation of diluted income per share because their effect would have been anti-dilutive:

	Years Ended December 31,
	2017	2016	2015
Anti-dilutive common stock equivalents:
RSAs with service-based conditions	458	35,182	17,366
RSAs with market-based conditions	—	6,323	—
RSAs with performance-based conditions	—	—	—
Stock options	45,308	432,287	127,872
Total anti-dilutive common stock equivalents	45,766	473,792	145,238

On June 30, 2015, we distributed 37.7 million shares of our common stock to Masco shareholders in conjunction with the Separation.

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  SHARE-BASED COMPENSATION

Prior to the Separation, our eligible employees participated in the Masco share-based compensation program and received RSAs and Options.  Effective July 1, 2015, our eligible employees commenced participation in the 2015 LTIP.  The 2015 LTIP authorizes the Board to grant stock options, stock appreciation rights, restricted shares, restricted share units, performance awards, and dividend equivalents.  All grants are made by issuing new shares and no more than 4.0 million shares of common stock may be issued under the 2015 LTIP.  As of December 31, 2017, we had 2.7 million shares available under the 2015 LTIP.

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

Share-based compensation expense is included in selling, general, and administrative expense.  The income tax effect associated with award vestings is included in income tax expense effective July 1, 2016, upon the early adoption of ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.”  The following table presents share-based compensation amounts recognized in our Consolidated Statements of Operations, in thousands:

	Year Ended December 31,
	2017	2016	2015
Share-based compensation expense	$9,889	$7,669	$4,651
Income tax benefit realized from award vestings	$2,882	$588	$—

The following table presents a summary of our share-based compensation activity for the year ended December 31, 2017, in thousands, except per share amounts:

	RSAs		Options
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance December 31, 2016	653.1	$25.71	712.0	$9.73	$25.03	$7,525.8
Granted	158.9	$44.28	153.0	$14.62	$38.89
Converted/Exercised	(187.7)	$24.06	(181.5)	$8.56	$21.88	$6,267.5
Forfeited	(33.1)	$31.08	—	$—	$—
Balance December 31, 2017	591.2	$30.92	683.5	$11.13	$28.97	$31,969.7

Exercisable December 31, 2017 (a)			141.4	$10.22	$26.45	$6,970.0

(a)	The weighted average remaining contractual term for vested options is 7.8 years.

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We had unrecognized share-based compensation expense relating to unvested awards as shown in the following table, dollars in thousands:

	As of December 31, 2017
	Unrecognized Compensation Expense on Unvested Awards	Weighted Average Remaining Vesting Period
Unrecognized compensation expense related to unvested awards:
RSAs	$10,531	1.3 years
Options	4,122	1.2 years
Total unrecognized compensation expense related to unvested awards	$14,653

Our RSAs with performance-based conditions are evaluated on a quarterly basis with adjustments to compensation expense based on the likelihood of the performance target being achieved or exceeded.  The following table shows the range of payouts and the related expense for our outstanding RSAs with performance-based conditions, in thousands:

		Payout Ranges and related expense
RSAs with performance-based conditions	Grant Date Fair Value	0%	25%	100%	200%
February 22, 2016	$1,942	$—	$486	$1,942	$3,884
February 21, 2017	$2,143	$—	$536	$2,143	$4,286

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

The fair value of Options granted under the 2015 LTIP was calculated using the Black-Scholes Options Pricing Model.  The following table presents the assumptions used to estimate the fair values of the options granted in 2017 and 2016:

	2017	2016
Risk free interest rate	2.18%	1.51%
Expected volatility, using historical return volatility and implied volatility	35.00%	38.00%
Expected life (in years)	6.0	6.0
Dividend yield	0.00%	0.00%
Estimated fair value of options granted	$14.44	$10.20

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth our quarterly results for each quarter of the years ending December 31, 2017 and 2016, in thousands, except per share amounts:

	2017
	Q1	Q2	Q3	Q4	Total Year (a)
Net sales	$441,363	$474,458	$489,044	$501,401	$1,906,266
Gross profit	101,628	116,609	120,839	122,033	461,109
Operating (loss) profit	(3,463)	40,796	49,562	49,970	136,864
(Loss) income from continuing operations	(1,710)	23,460	31,393	104,991	158,133
Net (loss) income	(1,710)	23,460	31,393	104,991	158,133

Basic income per common share:
(Loss) income from continuing operations	$(0.05)	$0.64	$0.90	$3.00	$4.41
Net (loss) income	$(0.05)	$0.64	$0.90	$3.00	$4.41

Diluted income per common share:
(Loss) income from continuing operations	$(0.05)	$0.63	$0.88	$2.93	$4.32
Net (loss) income	$(0.05)	$0.63	$0.88	$2.93	$4.32

	2016
	Q1	Q2	Q3	Q4	Total Year (a)
Net sales	$414,024	$431,589	$453,102	$444,135	$1,742,850
Gross profit	89,455	97,688	108,139	105,062	400,344
Operating profit	19,767	26,790	39,101	35,944	121,604
Income from continuing operations	11,116	15,615	24,566	21,307	72,606
Net income	11,116	15,615	24,566	21,307	72,606

Basic income per common share:
Income from continuing operations	$0.29	$0.41	$0.65	$0.57	$1.93
Net income	$0.29	$0.41	$0.65	$0.57	$1.93

Diluted income per common share:
Income from continuing operations	$0.29	$0.41	$0.65	$0.57	$1.92
Net income	$0.29	$0.41	$0.65	$0.57	$1.92

(a)	Due to rounding, the sum of quarterly results may not equal the total for the year. Additionally, quarterly and year-to-date computations of per share amounts are made independently.

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.  CLOSURE COSTS

We continually evaluate our national footprint to ensure we are strategically located throughout the U.S. to serve our customers and position ourselves for continued growth.  As a result of this evaluation, management approved a plan to consolidate certain back-office support operations to our Daytona Beach, Florida, Branch Support Center.  We recognize expenses related to closures and position eliminations at the time of announcement or notification.  Such costs included termination and other severance benefits, lease abandonment costs, and other transition costs.  Closure costs are reflected in our Consolidated Statements of Operations as selling, general, and administrative expense.    Accrued closure costs are reflected in our Consolidated Balance Sheets as accrued liabilities.  We expect to pay the remaining lease termination and other accrued closure costs within nine months.

The following table details our total estimated closure costs, by cost type, related to the above closure and transition, in thousands:

Segment / Cost Type	Closure Costs Liability at December 31, 2016	Closure Costs Incurred for the Year Ended December 31, 2017	Cash Payments for the Year Ended December 31, 2017	Non-cash Adjustments for the Year Ended December 31, 2017	Closure Costs Liability at December 31, 2017
Corporate:
Severance	$—	$704	$(307)	$(285)	$112
Lease abandonment	—	582	(158)	(115)	309
Other costs	—	1,117	(1,063)	—	54
Total Corporate:	$—	$2,403	$(1,528)	$(400)	$475

17.  BUSINESS COMBINATIONS

As part of our strategy to supplement our organic growth and expand our access to additional markets and products, we made six acquisitions during the year ended December 31, 2017 and one acquisition during the year ended December 31, 2016.  Each acquisition was accounted for as a business combination under ASC 805, “Business Combinations.”  Acquisition related costs for the years ended December 31, 2017 and 2016, were $1.3 million and 0.1 million, respectively, and are included in selling, general, and administrative expense in our Consolidated Statements of Operations.

Acquisitions

On August 16, 2016, we acquired substantially all of the assets of Valley, a Virginia-based residential insulation installer.  The purchase price of approximately $3.5 million was funded by cash on hand.  The Valley acquisition was immaterial to the Company’s financial position and results of operations.

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

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On June 8, 2017, we acquired substantially all of the assets of Canyon, a heavy commercial insulation and firestopping company with locations in Corona, San Diego, and Livermore, California.  The purchase price of approximately $34.4 million was originally funded by cash on hand of $30.0 million and deferred purchase price consideration of $4.4 million.  During the year ended December 31, 2017 we paid $1.8 million of the $4.4 million of the deferred purchase price consideration.

Revenue and net income since the respective acquisition dates included in our Consolidated Statements of Operations were as follows, in thousands:

	Year ended December 31, 2017
	Net Sales	Net Income
Midwest	$17,122	$304
EcoFoam	$22,315	$1,747
Superior	$9,508	$922
Canyon	$13,333	$1,279
All others	$8,412	$892

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

	Pro forma for the year ended December 31,
	2017	2016
Net sales	$1,928,082	$1,829,026
Net income	$159,440	$76,894

The following table details the additional expense included in the unaudited pro forma net income that would have been recorded had the acquisitions taken place on January 1, 2016, in thousands:

	Pro forma for the year ended December 31,
	2017	2016
Amortization of intangible assets	$1,131	$3,663
Income tax expense (using normalized 38% ETR)	$801	$2,628

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchase Price Allocations

The estimated fair values of the assets acquired and liabilities assumed for the acquisitions, as well as total consideration paid, approximated the following as of December 31, in thousands:

	2017
	Midwest	EcoFoam	Superior	Canyon	All others	Total
Estimated fair values:
Accounts receivable	$6,576	$3,819	$2,012	$8,222	$678	$21,307
Inventories	75	1,119	321	575	141	2,231
Prepaid and other assets	—	27	1	6	6	40
Property and equipment	655	1,544	361	460	357	3,377
Intangible assets	2,740	6,700	5,280	15,220	3,640	33,580
Goodwill	3,538	10,796	3,662	10,095	4,037	32,128
Accounts payable	(1,359)	(1,378)	(681)	(163)	(26)	(3,607)
Accrued liabilities	—	(302)	(4)	—	—	(306)
Net assets acquired	$12,225	$22,325	$10,952	$34,415	$8,833	$88,750

The following table details the fair value of consideration transferred as of December 31, in thousands:

	2017
	Midwest	EcoFoam	Superior	Canyon	All others	Total
Fair value of consideration:
Cash	$12,225	$20,215	$10,952	$31,865	$8,833	$84,090
Deferred consideration	—	—	—	2,550	—	2,550
Contingent consideration	—	2,110	—	—	—	2,110
Total consideration transferred	$12,225	$22,325	$10,952	$34,415	$8,833	$88,750

Estimates of acquired intangible assets related to the acquisitions are as follows, as of December 31, in thousands:

	2017
	Estimated Fair Value	Weighted Average Estimated Useful Life (Years)
Fair value of intangibles:
Customer relationships	$26,170	10
Trademarks and trade names	1,780	10
Non-competition agreements	5,630	5
Total intangible assets	$33,580	9

As third party or internal valuations are finalized, certain tax aspects of the transaction are completed, and customer post-closing reviews are concluded, adjustments may be made to the fair value of assets acquired, and in some cases total purchase price, through the end of each measurement period, generally one year from the acquisition date.   Various insignificant adjustments to the fair value of assets acquired, and in some cases total purchase price, have been made to certain business combinations since the date of acquisition.

Goodwill to be recognized in connection with these acquisitions is attributable to the synergies expected to be realized and improvements in the businesses after the acquisitions.  The goodwill will be recognized entirely by our Installation segment.  All of the $32.1 million of goodwill is expected to be deductible for income tax purposes.

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Contingent consideration is recorded in the Consolidated Balance Sheets in accrued liabilities and other liabilities.  Adjustments to the fair value of contingent consideration are reflected in selling, general, and administrative expense in the Consolidated Statements of Operations and are included in the acquisition related costs above.

The following table presents the fair value of contingent consideration as of December 31, 2017, in thousands:

	Fair Value of Contingent Consideration Recognized at Acquisition Date	Settlement of Contingent Consideration	Adjustment to Contingent Consideration Charged to Expense	Liability Balance for Contingent Consideration
EcoFoam	$2,110	$—	$149	$2,259

18.  SHARE REPURCHASE PROGRAM

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

The following table sets forth our share repurchases under the 2016 and 2017 Share Repurchase Programs:

	Year Ended December 31,
	2017	2016
Number of shares purchased	2,365,836	673,626
Share repurchase cost (in thousands)	$139,286	$22,296

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 5, 2017, under the 2017 Repurchase Program, we entered into the 2017 ASR Agreement.  When the agreement became effective on July 5, 2017, we paid BofA $100.0 million in exchange for an initial delivery of 1.5 million shares of our common stock, representing an estimated 80 percent of the total number of shares we expected, at the time we entered into the agreement, to receive under the 2017 ASR Agreement.  The actual number of shares repurchased under the 2017 ASR Agreement will be based on the average of the daily volume-weighted average prices paid for our common stock during the term of the transaction, less an agreed discount, and subject to potential adjustments pursuant to the terms and conditions of the agreement.  The final settlement of the transaction under the agreement is expected to occur no later than the end of the first quarter of 2018.  At final settlement, BofA may be required to deliver additional shares of common stock to us, or, under certain circumstances, we may be required to deliver shares of our common stock or to make a cash payment, at our election, to BofA.

19.  SUBSEQUENT EVENTS

On January 10, 2018, we acquired ADO Products, LLC, a distributor of insulation accessories, headquartered in Plymouth, Minnesota, with locations throughout the U.S.  The acquisition was accounted for as a business combination under ASC 805, “Business Combinations.”  The purchase price of approximately $21.3 million was funded by cash on hand.  During the measurement period, we expect to receive additional detailed information to complete the purchase allocation.

On January 18, 2018, we acquired substantially all of the assets of Santa Rosa Insulation and Fireproofing, LLC, a residential and commercial insulation company located in Miami, Florida.  The acquisition was accounted for as a business combination under ASC 805, “Business Combinations.”  The purchase price of approximately $5.8 million was funded by cash on hand.  During the measurement period, we expect to receive additional detailed information to complete the purchase allocation.

TOPBUILD CORP.
SCHEDULE II.  VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	For the years ended December 31, 2017, 2016, and 2015
Column A	Column B	Column C				Column D		Column E

		Additions
	Balance at	Charged to		Charged to				Balance at
	Beginning of	Costs and		Other				End of
Description	Period	Expenses		Accounts		Deductions		Period
Allowances for doubtful accounts, deducted from accounts receivable in the balance sheet:
2017	$3,374		$3,231	$	―	$(2,932)	(a)	$3,673
2016	$3,399		$3,292	$	―	$(3,317)	(a)	$3,374
2015	$3,961		$4,219	$	―	$(4,781)	(a)	$3,399

Valuation allowance on deferred tax assets:
2017	$ ―	$	―	$	―	$ ―		$ ―
2016	$815	$	―	$	―	$(815)		$ ―
2015	$454,610	$	―	$	―	$(453,795)	(b)	$815

(a)	Deductions representing uncollectible accounts written off, less recoveries of accounts written off in prior years.
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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.  The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013).  Based on our assessment and those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing under Item 8. Financial Statements and Supplementary Data – Report of Independent Registered Certified Public Accounting Firm.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the fiscal quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. – OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information required by this item will be set forth under the headings “Corporate Governance,” “Proposal 1: Election of Directors,” “Board of Directors and Committees,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Compensation of Executive Officers-Executive Officers” in our definitive proxy statement for the 2018 Annual Meeting of Stockholders (“2018 Proxy Statement”) to be filed with the SEC within 120 days of the year ended December 31, 2017, and is incorporated herein by reference.

Our Board of Directors adopted a Code of Business Ethics (the “Code”) that applies to all of our employees, officers, and directors, including our Chief Executive Officer, Chief Financial Officer, and other senior officers, in accordance with applicable rules and regulations of the SEC and the NYSE.  Our Code is available on our website at http://www.topbuild.com/Investors/Corporate-Governance/Governance-Documents/.  We will disclose any amendments to or waivers of this Code for directors, executive officers, or senior officers on our website.  The reference to our website address does not constitute incorporation by reference of the information contained on the website, and such information is not a part of this Annual Report.

Item 11.  EXECUTIVE COMPENSATION

Information required by this item will be set forth under the headings “Director Compensation,” “Director Compensation Table,” “Compensation Committee Report,” “Compensation of Executive Officers,” and “Corporate Governance” in our 2018 Proxy Statement, and is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

Information required by this item will be set forth under the heading “Common Stock Ownership of Officers, Directors, and Significant Shareholders” and “Equity Compensation Plan Information” in our 2018 Proxy Statement, and is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item will be set forth under the heading “Corporate Governance” and related subsections within our 2018 Proxy Statement, and is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item will be set forth under the heading “Proposal 5 - Ratification of the Appointment of Independent Registered Public Accounting Firm” in our 2018 Proxy Statement, and is incorporated herein by reference.

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

a.	Listing of Documents:

i.

Financial Statements.  Our Consolidated Financial Statements included in Item 8 hereof, as required at December 31, 2017 and 2016, and for the years ended December 31, 2017, 2016, and 2015, consist of the following:

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Consolidated Statements of Changes in Equity

Notes to Consolidated Financial Statements

ii.	Financial Statement Schedule. Our Financial Statement Schedule appended hereto, as required for the years ended December 31, 2017, 2016, and 2015, consists of the following:

II. Valuation and Qualifying Accounts

iii.	Exhibits. See separate Index to Exhibits hereafter.

Item 16.  FORM 10-K SUMMARY

None

INDEX TO EXHIBITS

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Title	Form	Exhibit	Filing Date	Herewith
2.1† (2015)	Separation and Distribution Agreement, dated as of June 29, 2015, by and between Masco Corporation and TopBuild Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2015).	8-K	2.1	7/6/2015

3.1 (2015)	Amended and Restated Certificate of Incorporation of TopBuild Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2015).	8-K	3.1	7/6/2015

3.2 (2015)	Amended and Restated Bylaws of TopBuild Corp. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2015).	8-K	3.2	7/6/2015

10.1 (2015)	Tax Matters Agreement, dated as of June 29, 2015, between Masco Corporation and TopBuild Corp. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 6, 2015).	8-K	10.1	7/6/2015

10.2 (2015)	Transition Services Agreement, dated as of June 29, 2015, by and between Masco Corporation and TopBuild Corp. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2015).	8-K	10.2	7/6/2015

10.3 (2015)	Employee Matters Agreement, dated as of June 29, 2015, by and between Masco Corporation and TopBuild Corp. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2015.	8-K	10.3	7/6/2015

10.2 (2016)	Amended and Restated TopBuild Corp. 2015 Long Term Stock Incentive Plan ("A&R LTIP")	10-Q	10.2	5/11/2016

10.3 (2016)	Form of Restricted Stock Award ("RSA") Agreement under A&R LTIP	10-Q	10.3	8/4/2016

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Title	Form	Exhibit	Filing Date	Herewith

10.4 (2016)	Form of Performance RSA Agreement (EPS) under A&R LTIP	10-Q	10.4	8/4/2016

10.5 (2016)	Form of Performance RSA Agreement (RTSR) under A&R LTIP	10-Q	10.5	8/4/2016

10.6 (2016)	Form of Option Award Agreement under A&R LTIP	10-Q	10.6	8/4/2016

10.7 (2016)	Form of RSA Agreement for Non-Employee Director under A&R LTIP	10-Q	10.7	8/4/2016

10.10 (2016)	TopBuild Corp. Executive Severance Plan	10-K	10.10	3/3/2016

10.11 (2016)	Change in Control and Severance Agreement between Gerald Volas and TopBuild Corp.	10-K	10.11	3/3/2016

10.1 (2017)	Credit Agreement, dated May 5, 2017, among TopBuild Corp. and Bank of America, N.A., as administrative agent, and the other lenders and agents party thereto	10-Q	10.1	8/8/2017

10.2 (2017)	Security and Pledge Agreement, dated May 5, 2017, among TopBuild Corp. and Bank of America, N.A. as administrative agent, and the other lenders and agents party thereto	10-Q	10.2	8/8/2017

10.3 (2017)	Form of Exhibits to Credit Agreement dated May 5, 2017, among TopBuild Corp. and Bank of America, N.A. as administrative agent, and the other lenders and agents party thereto	10-Q	10.3	8/8/2017

10.4 (2017)	Annex and Schedules to Credit Agreement dated May 5, 2017, among TopBuild Corp. and Bank of America, N.A. as administrative agent, and the other lenders and agents party thereto	10-Q	10.4	8/8/2017

10.5 (2017)	Accelerated Share Repurchase agreement, dated May 5, 2017, among TopBuild Corp. and Bank of America, N.A.*	10-Q	10.5	8/8/2017

21.1 (2017)	List of Subsidiaries of TopBuild Corp.				X

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Title	Form	Exhibit	Filing Date	Herewith

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1‡	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2‡	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

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

February 27, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gerald Volas	Director, Chief Executive Officer	February 27, 2018
Gerald Volas	(Principal Executive Officer)

/s/ John S. Peterson	Vice President, Chief Financial Officer	February 27, 2018
John S. Peterson	(Principal Financial Officer)

/s/ Paul Joachimczyk	Vice President, Controller	February 27, 2018
Paul Joachimczyk	(Principal Accounting Officer)

/s/ Alec C. Covington*	Chairman of the Board	February 27, 2018
Alec C. Covington

/s/ Dennis W. Archer*	Director	February 27, 2018
Dennis W. Archer

/s/ Carl T. Camden*	Director	February 27, 2018
Carl T. Camden

/s/ Joseph S. Cantie*	Director	February 27, 2018
Joseph S. Cantie

/s/ Mark A. Petrarca*	Director	February 27, 2018
Mark A. Petrarca

/s/ Margaret M. Whelan*	Director	February 27, 2018
Margaret M. Whelan

*By:	/s/ Paul Joachimczyk
Paul Joachimczyk
Attorney-in-Fact
pursuant to a power of attorney