Form 10-Q
period 2018-03-31
TopBuild Corp
filed 2018-05-08
CIK 1633931

UNITED STATES

SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes            ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at April 30, 2018
Common stock, par value $0.01 per share	35,656,363

TOPBUILD CORP.

GLOSSARY

We use acronyms, abbreviations, and other defined terms throughout this quarterly report on form 10-Q, which are defined in the glossary below:

Term	Definition
2015 LTIP	2015 TopBuild Long-Term Incentive Plan, as amended from time to time
2016 Repurchase Program	$50 million share repurchase program authorized by the Board on March 1, 2016
2017 ASR Agreement	$100 million accelerated share repurchase agreement with Bank of America, N.A.
2017 Repurchase Program	$200 million share repurchase program authorized by the Board on February 24, 2017
ADO	ADO Products, LLC
Amended Credit Agreement	Senior secured credit agreement and related security and pledge agreement dated May 5, 2017, as amended March 28, 2018, with the "Lenders"
Annual Report	Annual report filed with the SEC on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
ASC	Accounting Standards Codification
ASR	Accelerated share repurchase
ASU	Accounting Standards Update
Board	Board of Directors
BofA	Bank of America, N.A.
Canyon	Canyon Insulation, Inc.
Capital	Capital Insulation, Inc.
EBITDA	Earnings before income taxes, depreciation, and amortization
EcoFoam	Bella Insulutions Inc., DBA EcoFoam/Insulutions
ETR	Effective tax rate
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCCR	Fixed charge coverage ratio
GAAP	Generally accepted accounting principles in the United States of America
Guarantors	Certain wholly-owned domestic subsidiaries of TopBuild Corp.
Lenders	Bank of America, N.A., together with the other lenders party to the "Amended Credit Agreement"
LIBOR	London interbank offered rate
Midwest	Midwest Fireproofing, LLC
MR Insulfoam	MR Insulfoam, LLC
Net Leverage Ratio	As defined in the “Amended Credit Agreement,” the ratio of outstanding indebtedness, less up to $75 million of unrestricted cash, to EBITDA
NYSE	New York Stock Exchange
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
Revolving Facility

Senior secured revolving credit facilities available under the credit agreements.  With respect to the Old Credit Agreement, a $125 million facility with applicable sublimits for letters of credit and swingline loans.  With respect to the Amended Credit Agreement, a $250 million facility with applicable sublimits for letters of credit and swingline loans.

RSA	Restricted stock award
Santa Rosa	Santa Rosa Insulation and Fireproofing, LLC
SEC	United States Securities and Exchange Commission
Secured Leverage Ratio	As defined in the “Amended Credit Agreement,” the ratio of outstanding indebtedness, including letters of credit, to EBITDA
Senior Notes	Senior unsecured obligations issued on April 25, 2018 which bear interest at 5.625% per annum and mature on May 1, 2026
Superior	Superior Insulation Products, LLC
TopBuild	TopBuild Corp. and its wholly-owned consolidated domestic subsidiaries. Also, the "Company," "we," "us," and "our"
TTM	Trailing twelve months
U.S.	United States of America
USI	United Subcontractors, Inc.

PART I – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

TOPBUILD CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands except share data)

	As of
	March 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$37,334	$56,521
Receivables, net of an allowance for doubtful accounts of $3,008 and $3,673 at March 31, 2018, and December 31, 2017, respectively	313,568	308,508
Inventories, net	138,447	131,342
Prepaid expenses and other current assets	11,532	15,221
Total current assets	500,881	511,592

Property and equipment, net	115,441	107,121
Goodwill	1,082,815	1,077,186
Other intangible assets, net	48,437	33,243
Deferred tax assets, net	18,129	18,129
Other assets	2,235	2,278
Total assets	$1,767,938	$1,749,549

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$254,384	$263,814
Current portion of long-term debt - term loan	12,500	12,500
Current portion of long-term debt - equipment notes	1,858	—
Accrued liabilities	74,534	75,087
Total current liabilities	343,276	351,401

Long-term debt - term loan	225,329	229,387
Long-term debt - equipment notes	8,208	—
Deferred tax liabilities, net	132,840	132,840
Long-term portion of insurance reserves	33,818	36,160
Other liabilities	3,672	3,242
Total liabilities	747,143	753,030

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value: 10,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2018, and December 31, 2017	—	—
Common stock, $0.01 par value: 250,000,000 shares authorized; 38,698,962 issued and 35,645,843 outstanding at March 31, 2018, and 38,626,378 shares issued and 35,586,916 outstanding at December 31, 2017	387	386
Treasury stock, 3,053,119 shares at March 31, 2018, and 3,039,462 shares at December 31, 2017, at cost	(161,582)	(141,582)
Additional paid-in capital	848,487	830,600
Retained earnings	333,503	307,115
Total equity	1,020,795	996,519
Total liabilities and equity	$1,767,938	$1,749,549

See notes to our unaudited Condensed Consolidated Financial Statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands except share and per common share data)

	Three Months Ended March 31,
	2018	2017
Net sales	$491,444	$441,363
Cost of sales	380,426	339,735
Gross profit	111,018	101,628

Selling, general, and administrative expense (exclusive of significant legal settlement, shown separately below)	77,125	75,091
Significant legal settlement	—	30,000
Operating profit (loss)	33,893	(3,463)

Other income (expense), net:
Interest expense	(2,324)	(1,370)
Other, net	34	107
Other expense, net	(2,290)	(1,263)
Income (loss) before income taxes	31,603	(4,726)

Income tax (expense) benefit	(5,215)	3,016
Net income (loss)	$26,388	$(1,710)

Net Income (loss) per common share:
Basic	$0.75	$(0.05)
Diluted	$0.74	$(0.05)

Weighted average shares outstanding:
Basic	35,059,920	37,123,245
Diluted	35,819,242	37,123,245

See notes to our unaudited Condensed Consolidated Financial Statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2018	2017
Net Cash Provided by (Used in) Operating Activities:
Net income (loss)	$26,388	$(1,710)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,442	3,231
Share-based compensation	2,402	2,084
Loss on sale or abandonment of property and equipment	200	88
Amortization of debt issuance costs	107	86
Change in fair value of contingent consideration	70	—
Provision for bad debt expense	760	995
Loss from inventory obsolescence	468	360
Changes in certain assets and liabilities:
Receivables, net	(1,092)	(6,568)
Inventories, net	(5,143)	4,531
Prepaid expenses and other current assets	3,912	(4,195)
Accounts payable	(11,429)	(17,842)
Accrued liabilities	(3,923)	33,656
Other, net	(597)	118
Net cash provided by operating activities	17,565	14,834

Cash Flows Provided by (Used in) Investing Activities:
Purchases of property and equipment	(11,266)	(3,800)
Acquisition of businesses, net of cash acquired of $239 in 2018	(26,956)	(41,242)
Proceeds from sale of property and equipment	70	133
Repayment of notes receivable	13	32
Net cash used in investing activities	(38,139)	(44,877)

Cash Flows Provided by (Used in) Financing Activities:
Repayments of long-term debt	(3,125)	(5,000)
Proceeds from equipment notes	10,066	—
Proceeds from revolving credit facility	55,000	—
Repayment of revolving credit facility	(55,000)	—
Payment of debt issuance costs	(1,040)	—
Taxes withheld and paid on employees' equity awards	(4,514)	(1,583)
Repurchase of shares of common stock	—	(17,379)
Net cash provided by (used in) financing activities	1,387	(23,962)

Cash and Cash Equivalents
Decrease for the period	(19,187)	(54,005)
Beginning of year	56,521	134,375
End of period	$37,334	$80,370

Supplemental disclosure of noncash investing activities:
Accruals for property and equipment	$1,116	$237

See notes to our unaudited Condensed Consolidated Financial Statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

(In thousands except share data)

	Common	Treasury	Additional
	Stock	Stock	Paid-in	Retained
	($0.01 par value)	at cost	Capital	Earnings	Equity
Balance at December 31, 2016	$385	$(22,296)	$845,476	$148,982	$972,547
Net loss	—	—	—	(1,710)	(1,710)
Share-based compensation	—	—	2,084	—	2,084
Issuance of 141,000 restricted share awards under long-term equity incentive plan	1	—	(1)	—	—
Repurchase of 397,035 shares of common stock pursuant to Share Repurchase Program	—	(17,379)	—	—	(17,379)
42,629 shares of common stock withheld to pay taxes on employees' equity awards	—	—	(1,583)	—	(1,583)
Balance at March 31, 2017	$386	$(39,675)	$845,976	$147,272	$953,959

Balance at December 31, 2017	$386	$(141,582)	$830,600	$307,115	$996,519
Net income	—	—	—	26,388	26,388
Share-based compensation	—	—	2,402	—	2,402
Issuance of 79,010 restricted share awards under long-term equity incentive plan	1	—	(1)	—	—
Repurchase of 13,657 shares of common stock pursuant to the settlement of the ASR Program	—	(20,000)	20,000	—	—
83,754 shares of common stock withheld to pay taxes on employees' equity awards	—	—	(4,514)	—	(4,514)
Balance at March 31, 2018	$387	$(161,582)	$848,487	$333,503	$1,020,795

See notes to our unaudited Condensed Consolidated Financial Statements.

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. BASIS OF PRESENTATION

TopBuild is a Delaware corporation formed on June 30, 2015, and is listed on the NYSE under the symbol “BLD.”  We report our business in two segments: Installation and Distribution.  Our Installation segment primarily installs insulation and other building products.  Our Distribution segment primarily sells and distributes insulation and other building products.  Our segments are based on our operating units, for which financial information is regularly evaluated by our corporate operating executives.

In our opinion, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, of a normal recurring nature, necessary to state fairly our financial position as of March 31, 2018, our results of operations for the three months ended March 31, 2018 and 2017, and cash flows for the three months ended March 31, 2018 and 2017.  The Condensed Consolidated Balance Sheet at December 31, 2017, was derived from our audited financial statements, but does not include all disclosures required by GAAP.

These Condensed Consolidated Financial Statements and related notes should be read in conjunction with the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

2. ACCOUNTING POLICIES

Financial Statement Presentation.    Our Condensed Consolidated Financial Statements have been developed in conformity with GAAP, which requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.  Actual results could differ materially from these estimates.  All intercompany transactions between TopBuild entities have been eliminated.

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

Recently Adopted Accounting Pronouncements:

In May 2014 the FASB issued a new standard for revenue recognition, ASC 606.  Subsequent to issuing ASC 606, the FASB issued a number of updates and technical improvements which do not change the core principles of the guidance.  The purpose of ASC 606 is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability across industries.  Effective January 1, 2018, we adopted ASC 606 using the modified retrospective approach.  Adoption of this standard did not have a material impact on our financial position or results of operations for any periods presented. As such, a cumulative adjustment was not recorded to our beginning retained earnings balance.

Revenue Recognition

Revenue is disaggregated between our installation and distribution segments. A reconciliation of disaggregated revenue by segment is included in Note 6 – Segment Information.

We recognize revenue for our Installation segment using the percentage of completion method of accounting with respect to each particular order within a given customer’s contract, based on the amount of material installed at that customer’s location and the associated labor costs, as compared to the total expected cost for the particular order. Revenue is recognized over time as the customer is able to receive and utilize the benefits provided by our services. Each contract contains one or more individual orders, which are based on services delivered. When a contract modification is made, typically the remaining goods or services are considered distinct and we recognize revenue for the modification as a separate performance obligation. When insulation and installation services are bundled in a contract, we combine these items into one performance obligation as the overall promise is to transfer the combined item.

Revenue from our Distribution segment is recognized when title to products and risk of loss transfers to our customers.  This represents the point in time when the customer is able to direct the use of and obtain substantially all the benefits from the product. The determination of when control is deemed transferred depends on the shipping terms that are agreed upon in the contract.

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

At time of sale, we record estimated reductions to revenue for customer programs and incentive offerings, including special pricing and other volume-based incentives based on historical experience, which is continuously adjusted. The duration of our contracts with customers is relatively short, generally less than a 90-day period, therefore there is not a significant financing component when considering the determination of the transaction price which gets allocated to the individual performance obligations, generally based on standalone selling prices. Additionally, we consider shipping costs charged to a customer as a fulfillment cost rather than a promised service and expense as incurred. Sales taxes, when incurred, are recorded as a liability and excluded from revenue on a net basis.

We record a contract asset when we have satisfied our performance obligation prior to billing and a contract liability generally when a customer payment is received prior to the satisfaction of our performance obligation. The difference between the beginning and ending balances of our contract assets and liabilities primarily results from the timing of our performance and the customer’s payment.

The following table represents our opening and closing balances of contract assets and contract liabilities with customers, in thousands:

	Included in Line Item on	As of
	Condensed Consolidated	March 31,	December 31,
	Balance Sheets	2018	2017
Contract Assets:
Receivables, unbilled	Receivables, net	$38,533	$37,142

Contract Liabilities:
Deferred revenue	Accrued liabilities	$8,801	$9,275

Our contract liabilities are normally recognized to net sales in the immediately subsequent reporting period due to the generally short-term nature of our contracts with customers.

In August 2016 the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments”.  This standard addresses the diversity in practice of how certain cash receipts and payments are classified in the statement of cash flows, including contingent consideration payments made after a business combination which is relevant for us.  This update was effective for us beginning January 1, 2018 and we adopted the standard using a retrospective approach.  There was no impact to any prior periods as contingent consideration payments have not been made.  Future payments, as applicable, will be classified between operating and financing activities as prescribed by the standard.

In January 2017 the FASB issued ASU 2017-01, “Clarifying the Definition of a Business.”  The new standard narrows the definition of a business and provides a framework for evaluation.  This update was effective for us beginning January 1, 2018, and we adopted the standard using a prospective approach.  The adoption of this standard did not have a material impact on our financial position or results of operations.

Recently Issued Accounting Pronouncements Not Yet Adopted:

In February 2016 the FASB issued ASU 2016-02, “Leases.”  This standard requires a lessee to recognize most leases on its balance sheet.  Companies are required to use a modified retrospective transition method for all existing leases.  This standard is effective for annual periods beginning after December 15, 2018, and interim periods therein.  Early adoption is permitted.  We have not yet selected an adoption date, and we are currently evaluating the effect of adoption of this standard on our financial position and results of operations.

In June 2016 the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses”.  This guidance introduces a current expected credit loss (“CECL”) model for the recognition of impairment losses on financial assets, including trade receivables.  The CECL model replaces current GAAP’s incurred loss model.  Under CECL, companies will record an allowance through current earnings for the expected credit loss for the life of the financial asset upon initial recognition of the financial asset.  This update is effective for us at the beginning of 2020 with early adoption permitted at the beginning of 2019.  We have not yet selected an adoption date, and we are currently evaluating the effect of adoption of this standard on our financial position and results of operations.

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In January 2017 the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment.”  The new standard simplifies the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test.  This update is effective for us beginning January 1, 2020.  Early adoption is permitted and the new standard will be applied on a prospective basis.  We have not yet selected an adoption date, and we are currently evaluating the effect of adoption of this standard on our financial position and results of operations.

3. GOODWILL AND OTHER INTANGIBLES

Changes in the carrying amount of goodwill for the three months ended March 31, 2018,  by segment, were as follows, in thousands:

	Gross Goodwill		Gross Goodwill	Accumulated	Net Goodwill
	at		at	Impairment	at
	December 31, 2017	Additions	March 31, 2018	Losses	March 31, 2018
Goodwill, by segment:
Installation	$1,422,920	$2,741	$1,425,661	$(762,021)	$663,640
Distribution	416,287	2,888	419,175	—	419,175
Total goodwill	$1,839,207	$5,629	$1,844,836	$(762,021)	$1,082,815

The following table sets forth our other intangible assets, in thousands:

	As of
	March 31,	December 31,
	2018	2017
Gross definite-lived intangible assets	$53,482	$54,872
Accumulated amortization	(5,045)	(21,629)
Net definite-lived intangible assets	$48,437	$33,243

The following table sets forth a breakout of our intangible assets as of March 31, 2018, in thousands:

	Gross definite-lived intangible assets	Accumulated amortization	Net definite-lived intangible assets
Trademarks	$2,635	$(271)	$2,364
Customer Lists	43,328	(3,663)	39,665
Non-Compete	7,519	(1,111)	6,408
	$53,482	$(5,045)	$48,437

The following table sets forth our amortization expense, in thousands:

	Three Months Ended March 31,
	2018	2017
Amortization expense	$1,302	$183

4. LONG-TERM DEBT

On May 5, 2017, we and the Guarantors entered into a credit agreement with the Lenders.  All obligations under the credit agreement are guaranteed by the Guarantors, and all obligations under the credit agreement, including the guarantees of those obligations, are secured by substantially all of the assets of us and the Guarantors.

On March 28, 2018, we executed an amendment to our credit agreement.  The primary change of the amendment is to facilitate the acquisition of USI.  Additionally, the amendment (i) extended until August 29, 2018, the period during which the Company may access the $100.0 million delayed-draw term loan feature and (ii) provides that the Company may issue up to $500.0 million of senior notes in connection with its acquisition of USI.  See Note 15 – Subsequent Events for more information.

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Interest payable on borrowings under the Amended Credit Agreement is based on an applicable margin rate plus, at our option, either:

•

A base rate determined by reference to the highest of either (i) the federal funds rate plus 0.50 percent, (ii) Bank of America’s “prime rate,” or (iii) the LIBOR rate for U.S. dollar deposits with a term of one month, plus 1.00 percent; or

•	A LIBOR rate determined by reference to the costs of funds for deposits in U.S. dollars for the interest period relevant to such borrowings.

The applicable margin rate is determined based on our Secured Leverage Ratio.  In the case of base rate borrowings, the applicable margin rate ranges from 0.00 percent to 1.50 percent and in the case of LIBOR rate borrowings, the applicable margin ranges from 1.00 percent to 2.50 percent.

We are required to pay commitment fees to the Lenders in respect of any unutilized commitments.  The commitment fees range from 0.15 percent to 0.275 percent per annum, depending on our Secured Leverage Ratio.  We must also pay customary fees on outstanding letters of credit.

The following table outlines the key terms of our Amended Credit Agreement, dollars in thousands:

Senior secured term loan facility (original borrowing) (a)	$250,000
Additional term loan capacity under delayed draw feature (b)	$100,000

Additional term loan and/or revolver capacity available under incremental facility (c)	$200,000

Revolving Facility	$250,000
Sublimit for issuance of letters of credit under Revolving Facility (d)	$100,000
Sublimit for swingline loans under Revolving Facility (d)	$20,000

Interest rate as of March 31, 2018	2.90%
Scheduled maturity date	5/05/2022

(a)	The Amended Credit Agreement provides for a term loan limit of $350.0 million; $250.0 million was drawn on May 5, 2017.
(b)	We can access $100.0 million through a delayed draw term loan on the Amended Credit Agreement until August 29, 2018.
(c)

Additional borrowing capacity is available under the incremental facility, subject to certain terms and conditions (including existing or new lenders providing commitments in respect of such additional borrowing capacity).

(d)	Use of the sublimits for the issuance of letters of credit and swingline loans reduces the availability under the Revolving Facility.

Borrowings under the Amended Credit Agreement are prepayable at the Company’s option without premium or penalty.  The Company is required to make prepayments with the net cash proceeds of certain asset sales and certain extraordinary receipts.

On March 2, 2018, the company entered into a Master Loan and Security Agreement with Banc of America Leasing & Capital, LLC for the purpose of financing the purchase of vehicles and equipment.  In addition, the company executed equipment notes thereunder in the amount of $10.1 million maturing on March 2, 2023.

The following table sets forth our remaining principal payments for our outstanding term loan balance and equipment notes as of March 31, 2018, in thousands:

	Payments Due by Period
	2018	2019	2020	2021	2022	Thereafter	Total
Term loan	$9,375	$15,625	$18,750	$21,875	$175,000	$—	$240,625
Equipment notes	1,386	1,913	1,990	2,070	2,153	554	10,066
Total	$10,761	$17,538	$20,740	$23,945	$177,153	$554	$250,691

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table reconciles the principal balance of our outstanding debt to our Condensed Consolidated Balance Sheets, in thousands:

	As of
	March 31,	December 31,
Principal debt balances:	2018	2017
Current portion of long-term debt - term loan	$12,500	$12,500
Current portion of long-term debt - equipment notes	1,858	—
Long-term portion of long-term debt - term loan	228,125	231,250
Long-term portion of long-term debt - equipment notes	8,208	—
Unamortized debt issuance costs	(2,796)	(1,863)
Total debt	$247,895	$241,887

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

	As of
	March 31,	December 31,
	2018	2017
Revolving Facility	$250,000	$250,000
Less: standby letters of credit	(47,055)	(47,055)
Capacity under Revolving Facility	$202,945	$202,945

The Amended Credit Agreement contains certain covenants that limit, among other things, the ability of the Company to incur additional indebtedness or liens; to make certain investments or loans; to make certain restricted payments; to enter into consolidations, mergers, sales of material assets, and other fundamental changes; to transact with affiliates; to enter into agreements restricting the ability of subsidiaries to incur liens or pay dividends; or to make certain accounting changes.  The Amended Credit Agreement contains customary affirmative covenants and events of default.

The Amended Credit Agreement requires us to maintain a Net Leverage Ratio and minimum FCCR throughout the term of the agreement.  The following table sets forth the maximum Net Leverage Ratios and minimum FCCR:

Quarter Ending	Maximum Net Leverage Ratio	Minimum FCCR
December 31, 2017 through September 30, 2018	3.25:1.00	1.25:1.00
December 31, 2018 and each quarter thereafter	3.00:1.00	1.25:1.00

The following table outlines the key financial covenants effective for the period covered by this report:

As of March 31, 2018
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

Fair Value on Non-Recurring Basis

Fair value measurements were applied to our long-term debt.  The carrying value of our long-term debt approximates the fair market value primarily due to the fact that the non-performance risk of servicing our debt obligations, as reflected in our business and credit risk profile, has not materially changed since we assumed our debt obligations under the Amended Credit Agreement.  In addition, due to the floating-rate nature of our long-term debt, the market value is not subject to variability solely due to changes in the general level of interest rates as is the case with a fixed-rate debt obligation.

During the periods presented, there were no transfers between fair value hierarchical levels.

6. SEGMENT INFORMATION

The following table sets forth our net sales and operating results by segment, in thousands:

	Three Months Ended March 31,
	2018	2017	2018	2017
	Net Sales		Operating Profit (Loss) (b)
Our operations by segment were (a):
Installation (exclusive of significant legal settlement, shown separately below)	$329,394	$290,887	$29,330	$21,036
Significant legal settlement (Installation segment) (c)	—	—	—	(30,000)
Distribution	187,766	170,244	17,902	15,484
Intercompany eliminations	(25,716)	(19,768)	(4,446)	(3,301)
Total	$491,444	$441,363	42,786	3,219
General corporate expense, net (d)			(8,893)	(6,682)
Operating profit (loss), as reported			33,893	(3,463)
Other expense, net			(2,290)	(1,263)
Income (loss) before income taxes			$31,603	$(4,726)

(a)	All of our operations are located in the U.S.
(b)

Segment operating profit for the three months ended March 31, 2018 and 2017, includes an allocation of general corporate expenses attributable to the operating segments which is based on direct benefit or usage (such as salaries of corporate employees who directly support the segment).

(c)

Significant legal settlement expense of $30 million incurred during the three months ended March 31, 2017, related to the settlement agreement with Owens Corning.  For more information see Note 7 – Other Commitments and Contingencies.

(d)

General corporate expense, net included expenses not specifically attributable to our segments for functions such as corporate human resources, finance, and legal, including salaries, benefits, and other related costs.

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. OTHER COMMITMENTS AND CONTINGENCIES

Litigation.  During the first quarter of 2017, we recognized a $30.0 million expense for a legal settlement with Owens Corning in connection with a breach of contract action related to our termination of an insulation supply contract.  Under the terms of the settlement, we paid Owens Corning $30.0 million.  The settlement resulted in the dismissal of the lawsuit filed in May 2016 in Toledo, Ohio.  The settlement is reflected in the significant legal settlement line item within our Condensed Consolidated Statements of Operations for the three months ended March 31, 2017.  The settlement is also reflected in our installation segment’s operating results for the three months ended March 31, 2017.

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

8. INCOME TAXES

Our effective tax rates were 16.5 percent and 63.8 percent for the three months ended March 31, 2018 and 2017, respectively.  The 2018 rate is lower due to the lower Federal tax rate enacted by the Tax Cuts and Jobs Act and the impact of discrete benefits related to share-based compensation.  The 2017 rate was higher due to a small overall pre-tax loss and the impact of discrete benefits related to share-based compensation and a legal settlement.

Our Condensed Consolidated Statements of Operations recognized a discrete tax benefit of $2.6 million, and $0.8 million related to share-based compensation, for the three months ended March 31, 2018 and 2017, respectively.  A discrete benefit of $11.8 million related to a legal settlement was recognized for the three months ended March 31, 2017.

9. INCOME (LOSS) PER SHARE

Basic net income (loss) per share is calculated by dividing net income by the weighted average shares outstanding during the period, without consideration for common stock equivalents.

Diluted net income (loss) per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method.

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Basic and diluted net income (loss) per share were computed as follows, in thousands, except share and per share amounts:

	Three Months Ended March 31,
	2018	2017
Net income (loss) - basic and diluted	$26,388	$(1,710)

Weighted average number of common shares outstanding - basic	35,059,920	37,123,245

Dilutive effect of common stock equivalents:
RSAs with service-based conditions	183,123	—
RSAs with market-based conditions	229,722	—
RSAs with performance-based conditions	—	—
Stock options	346,477	—

Weighted average number of common shares outstanding - diluted	35,819,242	37,123,245

Basic net income (loss) per common share	$0.75	$(0.05)

Diluted net income (loss) per common share	$0.74	$(0.05)

The following table summarizes shares excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2018	2017
Anti-dilutive common stock equivalents:
RSAs with service-based conditions	275	401,623
RSAs with market-based conditions	—	205,316
RSAs with performance-based conditions	—	—
Stock options	35,205	774,920
Total anti-dilutive common stock equivalents	35,480	1,381,859

10. SHARE-BASED COMPENSATION

Our eligible employees currently participate in the 2015 LTIP.  The 2015 LTIP authorizes the Board to grant stock options, stock appreciation rights, restricted shares, restricted share units, performance awards, and dividend equivalents.  All grants are made by issuing new shares and no more than 4.0 million shares of common stock may be issued under the 2015 LTIP.  As of March 31, 2018, we had 2.6 million shares available under the 2015 LTIP.

Share-based compensation expense is included in selling, general, and administrative expense.  The income tax effect associated with vesting of awards is included in income tax expense.  The following table presents the amounts recognized in our Condensed Consolidated Statements of Operations, in thousands:

	Three Months Ended March 31,
	2018	2017
Share-based compensation expense	$2,402	$2,084
Income tax benefit realized from award vestings	$2,614	$828

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents a summary of our share-based compensation activity for the three months ended March 31, 2018, in thousands, except per share amounts:

	RSAs		Options
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance December 31, 2017	591.2	$30.92	683.5	$11.13	$28.97	$31,969.7
Granted	79.0	$86.25	77.3	$27.44	$74.50
Converted/Exercised	(106.2)	$23.18	(120.1)	$10.97	$28.52	$5,528.0
Forfeited	(20.4)	$36.06	(8.3)	$14.44	$38.39
Balance March 31, 2018	543.6	$40.28	632.4	$13.11	$34.49	$26,578.2

Exercisable March 31, 2018 (a)			180.1	$10.59	$27.37	$8,854.6

(a)	The weighted average remaining contractual term for vested options is 7.5 years.

We had unrecognized share-based compensation expense relating to unvested awards as shown in the following table, dollars in thousands:

	As of March 31, 2018
	Unrecognized Compensation Expense on Unvested Awards	Weighted Average Remaining Vesting Period
Unrecognized compensation expense related to unvested awards:
RSAs	$14,847	1.5 years
Options	5,483	1.5 years
Total unrecognized compensation expense related to unvested awards	$20,330

Our RSAs with performance-based conditions are evaluated on a quarterly basis with adjustments to compensation expense based on the likelihood of the performance target being achieved or exceeded.  The following table shows the range of payouts and the related expense for our outstanding RSAs with performance-based conditions, in thousands:

		Payout Ranges and related expense
RSAs with performance-based conditions	Grant Date Fair Value	0%	25%	100%	200%
February 22, 2016	$1,896	$—	$474	$1,896	$3,792
February 21, 2017	$2,005	$—	$501	$2,005	$4,010
February 19, 2018	$2,401	$—	$600	$2,401	$4,802

The fair value of our RSAs with a market-based condition granted under the 2015 LTIP was determined using a Monte Carlo simulation.  The following are key inputs in the Monte Carlo analysis for awards granted in 2018 and 2017:

	2018	2017
Measurement period (years)	2.87	2.86
Risk free interest rate	2.36%	1.46%
Dividend yield	0.00%	0.00%
Estimated fair value of market-based RSAs granted	$103.31	$50.06

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The fair values of stock options granted under the 2015 LTIP were calculated using the Black-Scholes Options Pricing Model.  The following table presents the assumptions used to estimate the fair values of options granted in 2018 and 2017:

	2018	2017
Risk free interest rate	2.78%	2.18%
Expected volatility, using historical return volatility and implied volatility	32.50%	35.00%
Expected life (in years)	6.0	6.0
Dividend yield	0.00%	0.00%
Estimated fair value of options granted	$27.44	$14.44

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

The following table sets forth our share repurchases under the 2016 and 2017 Share Repurchase Programs:

	Three Months Ended March 31,
	2018		2017
Number of shares repurchased		13,657	397,035
Share repurchase cost (in thousands)	$	(a)	$17,379
Average price per share	$	(a)	$43.77

(a)

On May 5, 2017, under the 2017 Repurchase Program, we entered into the 2017 ASR Agreement.  When the agreement became effective on July 5, 2017, we paid BofA $100.0 million in exchange for an initial delivery of 1.5 million shares of our common stock, representing an estimated 80 percent of the total number of shares we expected to receive under the 2017 ASR Agreement.  During the three months ended March 31, 2018, we received 13,657 shares of our common stock, representing the final settlement of the 2017 ASR Agreement.  We purchased a total of 1,521,100 shares of our common stock under the 2017 ASR Agreement at an average price per share of $65.74.

12.  BUSINESS COMBINATIONS

As part of our strategy to supplement our organic growth and expand our access to additional markets and products, we completed two acquisitions during the three months ended March 31, 2018, and four acquisitions during the three months ended March 31, 2017.  Each acquisition was accounted for as a business combination under ASC 805, “Business Combinations.”  Acquisition related costs for the three months ended March 31, 2018 and 2017, were $3.5 million and $0.3 million, respectively.  Acquisition costs are included in selling, general, and administrative expense in our Condensed Consolidated Statements of Operations.

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

On January 10, 2018, we acquired ADO, a distributor of insulation accessories, located in Plymouth, Minnesota.    The purchase price of approximately $22.4 million was funded by cash on hand of $21.6 million and contingent consideration of $0.8 million.

On January 18, 2018, we acquired substantially all of the assets of Santa Rosa, a residential and commercial insulation company located in Miami, Florida.  The purchase price of approximately $5.6 million was funded by cash on hand.

Revenue and net income since the respective acquisition dates included in our Condensed Consolidated Statements of Operations were as follows, in thousands:

	Three Months Ended March 31, 2018
2018 Acquisitions	Net Sales	Net Income
ADO	$5,294	$98
Santa Rosa	1,171	123
	$6,465	$221

	Three Months Ended March 31, 2017
2017 Acquisitions	Net Sales	Net Income
Midwest	$3,268	$(91)
EcoFoam	2,389	91
All others	196	22
	$5,853	$22

Pro Forma Results

The following unaudited pro forma information has been prepared as if the 2018 acquisitions described above had taken place on January 1, 2017, and as if the 2017 acquisitions had taken place on January 1, 2016.  The unaudited pro forma information is not necessarily indicative of the results that we would have achieved had the transactions actually taken place on January 1, 2017, and January 1, 2016, as applicable.  Further, the pro forma information does not purport to be indicative of future financial operating results.  Our pro forma results are presented below, in thousands:

	Pro Forma for the Three Months Ended March 31,
	2018	2017
Net sales	$492,399	$455,507
Net income	$26,400	$16,202

The following table details the additional expense included in the unaudited pro forma net income as if the 2018 acquisitions described above had taken place on January 1, 2017, and as if the 2017 acquisitions had taken place on January 1, 2016.  Our pro forma results are presented below, in thousands:

	Pro Forma for the Three Months Ended March 31,
	2018	2017
Amortization of intangible assets	$42	$338
Income tax expense (using normalized 27% ETR for 2018 and 38% ETR for 2017)	$5	$206

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Purchase Price Allocations

The estimated fair values of the assets acquired and liabilities assumed for the acquisitions, as well as total consideration paid, approximated the following as of March 31, 2018, in thousands:

	2018 Acquisitions
	Completed During the Three Months Ended March 31, 2018
	ADO	Santa Rosa	Total
Estimated fair values:
Cash	$239	$—	$239
Accounts receivable	3,271	1,433	4,704
Inventories	2,326	104	2,430
Prepaid and other assets	194	7	201
Property and equipment	951	522	1,473
Intangible assets	14,090	1,850	15,940
Goodwill	2,888	2,764	5,652
Accounts payable	(908)	(1,099)	(2,007)
Accrued liabilities	(609)	—	(609)
Net assets acquired	$22,442	$5,581	$28,023

	2017 Acquisitions
	Completed During the Three Months Ended March 31, 2017
	Midwest	EcoFoam	All others	Total
Estimated fair values:
Accounts receivable	$6,576	$3,819	$678	$11,073
Inventories	75	1,119	141	1,335
Prepaid and other assets	—	27	6	33
Property and equipment	655	1,544	357	2,556
Intangible assets	2,740	6,700	3,640	13,080
Goodwill	3,538	10,796	4,037	18,371
Accounts payable	(1,359)	(1,378)	(26)	(2,763)
Accrued liabilities	—	(302)	—	(302)
Net assets acquired	$12,225	$22,325	$8,833	$43,383

The following table details the fair value of consideration transferred as of March 31, 2018, in thousands:

	2018 Acquisitions
	Completed During the Three Months Ended March 31, 2018
	ADO	Santa Rosa	Total
Fair value of consideration:
Cash	$21,614	$5,581	$27,195
Contingent consideration	828	—	828
Total consideration transferred	$22,442	$5,581	$28,023

	2017 Acquisitions
	Completed During the Three Months Ended March 31, 2017
	Midwest	EcoFoam	All others	Total
Fair value of consideration:
Cash	$12,225	$20,215	$8,833	$41,273
Contingent consideration	—	2,110	—	2,110
Total consideration transferred	$12,225	$22,325	$8,833	$43,383

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Estimates of acquired intangible assets related to the acquisitions are as follows, as of March 31, 2018, dollars in thousands:

2018 Acquisitions	Estimated Fair Value	Weighted Average Estimated Useful Life (Years)
Fair value of intangibles:
Customer relationships	$14,220	15
Trademarks and trade names	460	5
Non-competition agreements	1,260	5
Total intangible assets	$15,940	13

2017 Acquisitions	Estimated Fair Value	Weighted Average Estimated Useful Life (Years)
Fair value of intangibles:
Customer relationships	$8,950	10
Trademarks and trade names	1,050	10
Non-competition agreements	3,080	5
Total intangible assets	$13,080	9

As third party or internal valuations are finalized, certain tax aspects of the transaction are completed, and customer post-closing reviews are concluded, adjustments may be made to the fair value of assets acquired, and in some cases total purchase price, through the end of each measurement period, generally one year following the applicable acquisition date.  Various insignificant adjustments to the fair value of assets acquired, and in some cases total purchase price, have been made to certain business combinations since the respective dates of acquisition.

Goodwill to be recognized in connection with these acquisitions is attributable to the synergies expected to be realized and improvements in the businesses after the acquisitions.  All of the $5.7  million of goodwill recorded from the 2018 acquisitions is expected to be deductible for income tax purposes.

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

The acquisition of ADO includes a contingent consideration arrangement that requires additional consideration to be paid by TopBuild to the sellers of ADO based on the achievement of certain EBITDA thresholds over a two-year period.  The range of the undiscounted amounts TopBuild may be required to pay under the contingent consideration agreement is between zero and $1.0 million.  The fair value of the contingent consideration recognized on the acquisition date of $0.8 million was estimated by applying the income approach using discounted cash flows.  That measure is based on significant Level 3 inputs not observable in the market.  The significant assumption includes a discount rate of 9.5%.

Contingent consideration is recorded in the Condensed Consolidated Balance Sheets in accrued liabilities and other liabilities.  Adjustments to the fair value of contingent consideration are reflected in selling, general, and administrative expense in the Condensed Consolidated Statements of Operations and are included in the acquisition related costs above.

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the fair value of contingent consideration, in thousands:

	EcoFoam	ADO
Date of Acquisition	February 27, 2017	February 10, 2018
Fair value of contingent consideration recognized at acquisition date	$2,110	$828

Contingent consideration at December 31, 2017	$2,259	$—
Additions	—	828
Change in fair value of contingent consideration during the three months ended March 31, 2018	51	19
Settlement of contingent consideration during the three months ended March 31, 2018	—	—
Liability balance for contingent consideration at March 31, 2018	$2,310	$847

13.  CLOSURE COSTS

We continually evaluate our national footprint to ensure we are strategically located throughout the U.S. to serve our customers and position ourselves for continued growth.  As a result of this evaluation during the three months ended March 31, 2017, management approved a plan to consolidate certain back-office support operations to our Daytona Beach, Florida, Branch Support Center.

We recognize expenses related to closures and position eliminations at the time of announcement or notification.  Such costs include termination and other severance benefits, lease abandonment costs, and other transition costs.  Closure costs are reflected in our Condensed Consolidated Statements of Operations as selling, general, and administrative expense.    Accrued closure costs are reflected in our Condensed Consolidated Balance Sheets as accrued liabilities.  We expect to pay the remaining lease termination and other accrued closure costs within six months.

The following table details our total estimated closure costs, by cost type, related to the above closure and transition, in thousands:

Segment / Cost Type	Closure Costs Liability at December 31, 2017	Closure Costs Incurred for the Three Months Ended March 31, 2018	Cash Payments for the Three Months Ended March 31, 2018	Non-cash Adjustments for the Three Months Ended March 31, 2018	Closure Costs Liability at March 31, 2018
Corporate:
Severance	$112	$—	$(102)	$(7)	$3
Lease abandonment	309	—	(195)	—	114
Other costs	54	—	(6)	—	48
Total Corporate:	$475	$—	$(303)	$(7)	$165

14.  ACCRUED LIABILITIES

The following table sets forth the components of accrued liabilities, in thousands:

	As of
	March 31,	December 31,
	2018	2017
Accrued liabilities:
Salaries, wages, and commissions	$20,370	$25,470
Insurance liabilities	19,174	19,770
Other	34,990	29,847
Total accrued liabilities	$74,534	$75,087

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

15. SUBSEQUENT EVENTS

On May 1, 2018, we closed on our previously announced acquisition of USI, a leading provider of insulation installation and distributions services to the residential and commercial construction markets, in an all-cash transaction valued at $475 million.  The acquisition was funded through net proceeds from the issuance on April 25, 2018 of $400 million of 5.625% Senior Notes due 2026 together with the net proceeds from a $100 million delayed-draw term loan commitment under our Amended Credit Agreement.  These funds were also used for the payment of related fees and expenses, as well as for general corporate purposes.  The acquisition was accounted for as a business combination under ASC 805, “Business Combinations”.  During the subsequent measurement period, we expect to receive additional detailed information to complete the purchase allocation.

A newly-formed wholly owned subsidiary of TopBuild initially issued the Notes on April 25, 2018, and, on May 1, 2018, concurrently with our acquisition of USI, we assumed all of the subsidiary’s obligations under the Senior Notes, and all of our wholly owned subsidiaries guaranteed the Senior Notes on an unsecured senior basis.  The Senior Notes are our senior unsecured obligations and bear interest at 5.625% per annum, which accrues from April 25, 2018, and is payable semiannually in arrears on May 1 and November 1 of each year, beginning on November 1, 2018. The Senior Notes mature on May 1, 2026 unless earlier redeemed or repurchased.

We have the right to redeem the Senior Notes under certain circumstances specified in the indenture governing the Senior Notes, and, if we undergo a change in control, as specified in the indenture, we must make an offer to repurchase all of the Senior Notes then outstanding at a repurchase price equal to 101% of their principal amount, plus accrued and unpaid interest (if any) to, but not including, the repurchase date.  The indenture contains customary restrictive covenants that, among other things, generally limit our and our subsidiaries’ ability to (i) incur additional debt and issue preferred stock, (ii) create liens, (iii) pay dividends, acquire shares of capital stock, make payments on subordinated debt or make investments, (iv) place limitations on distributions from certain subsidiaries, (v) issue guarantees, (vi) issue or sell the capital stock of certain subsidiaries, (vii) sell assets, (viii) enter into transactions with affiliates and (ix) effect mergers.  The foregoing restrictive covenants are subject to a number of important exceptions and qualifications, as set forth in the indenture.  The indenture additionally contains customary events of default, subject in certain cases to grace and cure periods. Generally, if an event of default occurs and is continuing, the trustee under the indenture or the holders of at least 25% in aggregate principal amount of the Senior Notes then outstanding may declare the principal of, premium, if any, and accrued interest on all the Senior Notes immediately due and payable.

The Senior Notes and related guarantees have not been registered under the Securities Act of 1933, nor are we required to register either the Senior Notes or the guarantees in the future.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

TopBuild, headquartered in Daytona Beach, Florida, is the leading purchaser, installer, and distributor of insulation products to the U.S. construction industry, based on revenue.  We trade on the NYSE under the symbol “BLD.”

We operate in two segments:  Installation (TruTeam) and Distribution (Service Partners).  Our Installation segment installs insulation and other building products nationwide through our TruTeam contractor services business, which, as of March 31, 2018, has over 175 branches located in 41 states.  We install various insulation applications, including fiberglass batts and rolls, blown-in loose fill fiberglass, blown-in loose fill cellulose, and polyurethane spray foam.  Additionally, we install other building products including rain gutters, garage doors, fireplaces, shower enclosures, and closet shelving.  We handle every stage of the installation process, including procurement of material from leading manufacturers, project scheduling and logistics, multi-phase professional installation, and installation quality assurance.

Our Distribution segment sells and distributes insulation and other building products, including rain gutters, fireplaces, closet shelving, and roofing materials through our Service Partners business, which, as of March 31, 2018, has over 70 branches in 32 states.  Our Service Partners customer base consists of thousands of insulation contractors of all sizes, gutter contractors, weatherization contractors, other contractors, dealers, metal building erectors, and modular home builders.

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

FIRST QUARTER 2018 VERSUS FIRST QUARTER 2017

The following discussion and analysis contains forward-looking statements and should be read in conjunction with the unaudited Condensed Consolidated Financial Statements, the notes thereto, and the section entitled “Forward-Looking Statements” included in this Quarterly Report on Form 10-Q.

The following table sets forth our net sales, gross profit, operating profit, and margins, as reported in our Condensed Consolidated Statements of Operations, in thousands:

	Three Months Ended March 31,
	2018	2017
Net sales	$491,444	$441,363
Cost of sales	380,426	339,735
Cost of sales ratio	77.4%	77.0%

Gross profit	111,018	101,628
Gross profit margin	22.6%	23.0%

Selling, general, and administrative expense (exclusive of significant legal settlement, shown separately below)	77,125	75,091
Selling, general, and administrative expense (exclusive of significant legal settlement, shown separately below) to sales ratio	15.7%	17.0%

Significant legal settlement	—	30,000
Significant legal settlement to sales ratio	—	6.8%

Operating profit (loss)	33,893	(3,463)
Operating profit margin	6.9%	(0.8)%

Other expense, net	(2,290)	(1,263)
Income tax (expense) benefit	(5,215)	3,016
Income (loss)	$26,388	$(1,710)
Net margin	5.4%	(0.4)%

Sales and Operations

Net sales increased 11.3 percent for the three months ended March 31, 2018, from the comparable period of 2017.  The increase was principally driven by our six acquisitions completed during 2017, increased organic sales volume, and increased selling prices.  Our sales benefited from the overall continued improvement in the housing market, as well as our continued focus on organically growing our residential and commercial activity.

Our gross profit margins were 22.6 percent and 23.0 percent for the three months ended March 31, 2018 and 2017, respectively.  Gross profit margin was negatively impacted by higher material costs and higher labor costs primarily related to temporary factors, partially offset by volume leverage, improved selling prices, and lower insurance costs.

Selling, general, and administrative expense, as a percent of sales, exclusive of the significant legal settlement discussed below, was 15.7 percent and 17.0 percent for the three months ended March 31, 2018 and 2017, respectively.  Decreased selling, general, and administrative expense as a percent of sales was a result of overall better absorption of fixed costs, lower bonus expense, lower legal expense, and closure costs incurred in the prior year period that were not replicated in the current year period, partially offset by higher amortization expense and higher acquisition related costs.  We incurred a $30 million legal settlement for the three months ended March 31, 2017, related to the settlement of our previously reported breach of contract action related to our termination of an insulation supply agreement with Owens Corning.

Operating margins were 6.9 percent and (0.8) percent for the three months ended March 31, 2018 and 2017, respectively.  The increase in operating margins related to the $30 million legal settlement with Owens Corning incurred in the prior year, as well as overall increased sales volume, improved selling prices, lower bonus expense, lower legal expense, and lower closure and related costs as noted below, partially offset by higher material cost, higher labor costs primarily related to temporary factors, higher amortization expense, and higher acquisition related costs.

Closure and Related Costs

We incurred an expense of $1.3 million for the three months ended March 31, 2017, related to the consolidation of certain back-office operations to our Daytona Beach, Florida, Branch Support Center.

Business Segment Results

The following table sets forth our net sales and operating profit margins by business segment, in thousands:

	Three Months Ended March 31,		Percent Increase
	2018	2017	2018-2017
Sales by business segment:
Installation	$329,394	$290,887	13.2%
Distribution	187,766	170,244	10.3%
Intercompany eliminations and other adjustments	(25,716)	(19,768)
Net sales	$491,444	$441,363	11.3%

Operating profit (loss) by business segment:
Installation (exclusive of significant legal settlement, shown separately below)	$29,330	$21,036	39.4%
Significant legal settlement (Installation segment)	—	(30,000)
Distribution	17,902	15,484	15.6%
Intercompany eliminations and other adjustments	(4,446)	(3,301)
Operating profit before general corporate expense	42,786	3,219	1,229.2%
General corporate expense, net	(8,893)	(6,682)
Operating profit (loss)	$33,893	$(3,463)	1,078.7%

Operating profit margins:
Installation (exclusive of significant legal settlement)	8.9%	7.2%
Installation (inclusive of significant legal settlement)	8.9%	(3.1)%
Distribution	9.5%	9.1%
Operating profit margin before general corporate expense	8.7%	0.7%
Operating profit margin	6.9%	(0.8)%

Installation

Sales

Sales in the Installation segment increased $38.5 million, or 13.2 percent, for the three months ended March 31, 2018, as compared to the same period in 2017.  Sales increased 5.3 percent from acquired branches and 2.3 percent due to increased selling prices.  Sales also increased due to increased sales volume related to a higher level of activity in new home construction and an increase in sales volume of commercial installation.

Operating results

Operating margins in the Installation segment, inclusive of the significant legal settlement, were 8.9 percent and (3.1) percent for the three months ended March 31, 2018 and 2017, respectively.  The increase in operating margins was primarily a result of the $30 million legal settlement with Owens Corning incurred in the prior year, increased sales volume, a 2.3 percent increase in selling prices, absorption of fixed costs, lower legal expense, lower insurance costs, as well as the benefits associated with cost savings initiatives, partially offset by higher material cost,  higher labor costs primarily related to temporary factors, and higher amortization expense.

Distribution

Sales

Sales in the Distribution segment increased $17.5 million, or 10.3 percent, for the three months ended March 31, 2018, as compared to the same period in 2017.  Sales increased 5.6 percent due to increased selling prices and 3.1 percent from acquired branches.  Sales also increased due to increased sales volume related to a higher level of activity in new home construction.

Operating results

Operating margins in the Distribution segment were 9.5 percent and 9.1 percent for the three months ended March 31, 2018 and 2017, respectively.  Operating margins were positively impacted by higher selling prices, increased sales volume related to a higher level of activity in new home construction, partially offset by higher material cost.

OTHER ITEMS

Other expense, net

Other expense, net, which primarily consisted of interest expense, was $2.3 million and $1.3 million for the three months ended March 31, 2018 and 2017, respectively.  The increase in other expense, net for the three months ended March 31, 2018, primarily related to our higher outstanding long-term debt balance related to our debt refinancing completed on May 5, 2017.

Income tax expense (benefit)

Income tax expense was $5.2 million, an ETR of 16.5 percent, for the three months ended March 31, 2018.  The lower 2018 rate was due to the lower Federal tax rate enacted by the Tax Cuts and Jobs Act and the impact of discrete benefits related to share-based compensation.

Income tax (benefit) was $(3.0) million, an ETR of 63.8 percent, for the three months ended March 31, 2017.  The higher 2017 rate was due to a small overall pre-tax loss incurred for the three months ended March 31, 2017, and discrete benefits related to a legal settlement and share-based compensation.

Cash Flows and Liquidity

Significant sources (uses) of cash and cash equivalents for the three months ended March 31, 2018 and 2017, are summarized as follows, in thousands:

	Three Months Ended March 31,
	2018	2017
Changes in cash and cash equivalents:
Net cash provided by operating activities	$17,565	$14,834
Purchases of property and equipment	(11,266)	(3,800)
Acquisition of businesses, net of cash acquired of $239 in 2018	(26,956)	(41,242)
Proceeds from sale of property and equipment	70	133
Repayment of notes receivable	13	32
Repayments of long-term debt	(3,125)	(5,000)
Proceeds from equipment notes	10,066	—
Proceeds from revolving credit facility	55,000	—
Repayment of revolving credit facility	(55,000)	—
Payment of debt issuance costs	(1,040)	—
Taxes withheld and paid on employees' equity awards	(4,514)	(1,583)
Repurchase of shares of common stock	—	(17,379)
Cash and cash equivalents decrease	$(19,187)	$(54,005)

Working capital:
Receivables, net	$313,568	$269,359
Inventories, net	138,447	112,633
Accounts payable	(254,384)	(226,974)
Working capital	$197,631	$155,018

Increase in working capital from prior year	$42,613	$27,310
Working capital as a percentage of TTM net sales (a)	10.0%	8.8%

(a)	Net sales for the TTM have been adjusted for the pro forma effect of acquired branches

Net cash flows provided by operating activities increased $2.7 million for the three months ended March 31, 2018, as compared to the prior year period.  The increase was primarily due to a $28.1 million increase in net income, as well as an increase in the generation of cash for prepaid expenses related to the timing of tax payments.  Generators of cash were partially offset by a decrease in the change in accrued liabilities related to the accrual of the $30 million legal settlement with Owens Corning in March 2017.

The increase in working capital as a percentage of TTM net sales as of March 31, 2018, was primarily due to higher commercial activity which has longer collection terms as well as a build up of inventory related to strategic inventory purchases.

Net cash used in investing activities was $38.1 million for the three months ended March 31, 2018, primarily comprised of $27.0 million for the acquisition of ADO and substantially all of the assets of Santa Rosa and $11.3 million for purchases of property and equipment partially related to our decision to begin purchasing rather than leasing vehicles.  Net cash used in investing activities was $44.9 million for the three months ended March 31, 2017, primarily comprised of $41.2 million for the acquisitions of substantially all of the assets of Midwest, EcoFoam, MR Insulfoam, and Capital, and $3.8 million for purchases of property and equipment, partially offset by $0.1 million of proceeds from the sale of property and equipment.

Net cash provided by financing activities was $1.4 million for the three months ended March 31, 2018.  We received $10.1 million of proceeds from equipment financing notes related to our decision to begin purchasing rather than leasing vehicles.  We used $3.1 million for payments on our term loan, $1.0 million for payment of debt issuance costs related to our Amended Credit Agreement, and $4.5 million for purchases of common stock for tax withholding obligations related to the vesting and exercise of share-based incentive awards during the three months ended March 31, 2018.  We drew $55.0 million on our revolving credit facility and made repayments of $55.0 million during the three months ended March 31, 2018.  Net cash used in financing activities was $24.0 million for the three months ended March 31, 2017, primarily comprised of $17.4 million of repurchases of our common stock related to our 2016 Repurchase Program, $5.0 million of repayments of our term loan, and $1.6 million of purchases of common stock for tax withholding obligations related to the vesting of share-based incentive awards during the three months ended March 31, 2017.

We have access to liquidity through our cash from operations and available borrowing capacity under our Amended Credit Agreement, which provides for borrowing and/or standby letter of credit issuances of up to $250 million under the Revolving Facility as well as $100 million of additional term loan capacity under a delayed draw feature, which remains available to us until August 29, 2018.  For additional information see Note 4 – Long-Term Debt.  We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to support our ongoing operations and to fund our debt service requirements, capital expenditures, and working capital for at least the next twelve months.  Cash flows are seasonally stronger in the third and fourth quarters as a result of historically increased new construction activity during those periods.

The following table summarizes our liquidity, in thousands:

	As of
	March 31,	December 31,
	2018	2017
Cash and cash equivalents	$37,334	$56,521

Revolving Facility	250,000	250,000
Less: standby letters of credit	(47,055)	(47,055)
Capacity under Revolving Facility	202,945	202,945

Additional term loan capacity under delayed draw feature	100,000	100,000
Total liquidity	$340,279	$359,466

We occasionally use performance bonds to ensure completion of our work on certain larger customer contracts that can span multiple accounting periods.  Performance bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed.  We also have bonds outstanding for licensing and insurance.

The following table summarizes our outstanding bonds, in thousands:

	As of
	March 31,	December 31,
	2018	2017
Outstanding bonds:
Performance bonds	$51,240	$44,765
Licensing, insurance, and other bonds	18,302	17,013
Total bonds	$69,542	$61,778

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

CRITICAL ACCOUNTING POLICIES

We prepare our Condensed Consolidated Financial Statements in conformity with GAAP.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of sales and expenses during the reporting period.  Actual results could differ from those estimates.  Our critical accounting policies have not changed materially from those previously reported in our Annual Report on Form 10-K for year ended December 31, 2017, as filed with the SEC on February 27, 2018.

APPLICATION OF NEW ACCOUNTING STANDARDS

Information regarding application of new accounting standards is incorporated by reference from Note 2 – Accounting Policies to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

FORWARD-LOOKING STATEMENTS

Statements contained in this report that reflect our views about future periods, including our future plans and performance, constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by words such as “will,” “would,” “anticipate,” “expect,” “believe,” “designed,” “plan,” or “intend,” the negative of these terms, and similar references to future periods.  These views involve risks and uncertainties that are difficult to predict and, accordingly, our actual results may differ materially from the results discussed in our forward-looking statements.  We caution you against unduly relying on any of these forward-looking statements.  Our future performance may be affected by our reliance on residential new construction, residential repair/remodel, and commercial construction; our reliance on third-party suppliers and manufacturers; our ability to attract, develop, and retain talented personnel and our sales and labor force; our ability to maintain consistent practices across our locations; and our ability to maintain our competitive position.  We discuss the material risks we face under the caption entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC.  Our forward-looking statements in this filing speak only as of the date of this filing.  Factors or events that could cause our actual results to differ may emerge from time to time and it is not possible for us to predict all of them.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements as a result of new information, future events, or otherwise.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our credit agreement became effective on May 5, 2017, which was amended on March 28, 2018.  The Amended Credit Agreement consists of a senior secured term loan facility in the amount of $250.0 million, $100.0 million of additional term loan capacity under a delayed draw feature (which remains available to us until August 29, 2018), and a revolving facility in the amount of $250.0 million.

Interest payable on both the term loan facility and revolving facility is based on a variable interest rate.  As a result, we are exposed to market risks related to fluctuations in interest rates on our outstanding indebtedness.  As of March 31, 2018, we had $240.6 million outstanding under our term loan facility and the applicable interest rate as of such date was 2.90 percent.  Based on our outstanding borrowings under the Amended Credit Agreement as of March 31, 2018, a 100 basis point increase in the interest rate would result in a $2.3 million increase in our annualized interest expense.  There was no outstanding balance under the revolving facility as of March 31, 2018.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the most recent fiscal quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

The information set forth in Part I. Financial Information – Note 7 – Other Commitments and Contingencies under the caption “Litigation” is incorporated by reference herein.

Item 1A.  RISK FACTORS

Except as set forth below, there have been no material changes to our risk factors as previously disclosed in our 2017 Annual Report as filed with the SEC on February 27, 2018.

Risks Related to the USI Acquisition

We may not be able to successfully integrate USI and other businesses that we may acquire in the future.

Our ability to successfully implement our business plan and achieve targeted financial results is dependent on our ability to successfully integrate USI and other businesses that we may acquire in the future.  The process of integrating USI, and any other acquired businesses, involves risks.  These risks include, but are not limited to:

•	demands on management related to the increase in the size of our business;

•	diversion of management’s attention from the management of daily operations;

•	difficulties in the assimilation of different corporate cultures and business practices;

•	difficulties in conforming the acquired company’s accounting policies to ours;

•

retaining employees who may be vital to the integration of departments, information technology systems, including accounting systems, technologies, books and records, and procedures, and maintaining uniform standards, such as internal accounting controls, procedures, and policies; and

•	costs and expenses associated with any undisclosed or potential liabilities.

Failure to successfully integrate USI, or any other acquired businesses, may result in reduced levels of revenue, earnings, or operating efficiency than might have been achieved if we had not acquired such businesses.

In addition, our acquisition of USI will result, and any future acquisitions could result, in the incurrence of additional debt and related interest expense, contingent liabilities, and amortization expenses related to intangible assets, which could have a material adverse effect on our financial condition, operating results, and cash flow.

We may not be able to achieve the benefits that we expect to realize as a result of the acquisition of USI.  Failure to achieve such benefits could have an adverse effect on our financial condition and results of operations.

We may not be able to realize anticipated cost savings, revenue enhancements, or other synergies from the USI acquisition, either in the amount or within the time frame that we expect.  In addition, the costs of achieving these benefits may be higher than, and the timing may differ from, what we expect.  Our ability to realize anticipated cost savings, synergies, and revenue enhancements may be affected by a number of factors, including, but not limited to, the following:

•	the use of more cash or other financial resources on integration and implementation activities than we expect;

•	unanticipated increases in expenses unrelated to the USI acquisition, which may offset the expected cost savings and other synergies from the USI acquisition;

•	our ability to eliminate duplicative back office overhead and redundant selling, general, and administrative functions; and

•	our ability to avoid labor disruptions in connection with the integration of USI, particularly in connection with any headcount reduction.

Specifically, while we expect the USI acquisition to create significant opportunities to reduce our combined operating costs, these cost savings reflect estimates and assumptions made by our management, and it is possible that our actual results will not reflect these estimates and assumptions within our anticipated timeframe or at all.

If we fail to realize anticipated cost savings, synergies, or revenue enhancements, our financial results may be adversely affected, and we may not generate the cash flow from operations that we anticipate.

USI may have liabilities that are not known to us.

USI may have liabilities that we failed, or were unable, to discover in the course of performing our due diligence investigations of USI.  We cannot assure you that the indemnification available to us under the acquisition agreement in respect of the USI acquisition or the representation and warranty insurance procured by us in connection with such agreement will be sufficient in amount, scope, or duration to fully offset the possible liabilities associated with USI’s business or property that we will assume upon consummation of the USI acquisition.  We may learn additional information about USI that materially adversely affects us, such as unknown or contingent liabilities and liabilities related to compliance with applicable laws.  Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition, and results of operation.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding the repurchase of our common stock for the three months ended March 31, 2018, in thousands, except share and per share data:

Period	Total Number of Shares Purchased	Average Price Paid per Common Share		Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2018 - January 31, 2018	—		$—	—	$65,000
February 1, 2018 - February 28, 2018	—		$—	—	$65,000
March 1, 2018 - March 31, 2018	13,657	$	(a)	13,657	$65,000
Total	13,657		$—	13,657

(a)   During the three months ended March 31, 2018, we repurchased 13,657 shares of our common stock, representing the final settlement of the 2017 ASR Agreement.  We repurchased a total of 1,521,100 shares under the 2017 ASR Agreement at an average price per share of $65.74.

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

INDEX TO EXHIBITS

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Title	Form	Exhibit	Filing Date	Herewith
2.1	Agreement and Plan of Merger, dated as of March 1, 2018, by and among Legend Holdings LLC, USI Legend Parent, Inc., TopBuild Corp. and Racecar Acquisition Corp.*	8-K	2.1	3/2/2018

10.1

Amendment No. 1 to Credit Agreement, dated as of March 28, 2018, among Topbuild Corp., each of the guarantors party thereto, Bank of America, N.A., as administrative agent, and each of the lenders party thereto

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

‡Furnished herewith

* The exhibits to the Agreement and Plan of Merger were omitted pursuant to Item 601(b)(2) of Regulation S-K.  TopBuild will furnish copies of any such schedules and exhibits to the U.S. Securities and Exchange Commission upon request

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOPBUILD CORP.

By:	/s/ John S. Peterson
Name:	John S. Peterson
Title:	Vice President and Chief Financial Officer

May 8, 2018