Form 10-Q
period 2018-06-30
TopBuild Corp
filed 2018-08-07
CIK 1633931

UNITED STATES

SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes            ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 31, 2018
Common stock, par value $0.01 per share	35,640,345

TOPBUILD CORP.

GLOSSARY

We use acronyms, abbreviations, and other defined terms throughout this quarterly report on Form 10-Q, which are defined in the glossary below:

Term	Definition
2015 LTIP	2015 TopBuild Long-Term Incentive Plan, as amended from time to time
2016 Repurchase Program	$50 million share repurchase program authorized by the Board on March 1, 2016
2017 ASR Agreement	$100 million accelerated share repurchase agreement with Bank of America, N.A.
2017 Repurchase Program	$200 million share repurchase program authorized by the Board on February 24, 2017
ADO	ADO Products, LLC
Amended Credit Agreement	Senior secured credit agreement and related security and pledge agreement dated May 5, 2017, as amended March 28, 2018, with the "Lenders"
Annual Report	Annual report filed with the SEC on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
ASC	Accounting Standards Codification
ASR	Accelerated share repurchase
ASU	Accounting Standards Update
Board	Board of Directors
BofA	Bank of America, N.A.
Canyon	Canyon Insulation, Inc.
Capital	Capital Insulation, Inc.
EBITDA	Earnings before income taxes, depreciation, and amortization
EcoFoam	Bella Insulutions Inc., DBA EcoFoam/Insulutions
ETR	Effective tax rate
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCCR

Fixed charge coverage ratio is defined in the “Amended Credit Agreement” as the ratio of EBITDA less capital expenditures, and income taxes paid to the sum of cash interest paid, debt principal payments and restricted payments made excluding stock repurchases

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

RSA	Restricted stock award
Santa Rosa	Santa Rosa Insulation and Fireproofing, LLC
SEC	United States Securities and Exchange Commission
Secured Leverage Ratio	As defined in the “Amended Credit Agreement,” the ratio of outstanding indebtedness, including letters of credit, to EBITDA
Senior Notes	TopBuild's 5.625% senior unsecured notes due on May 1, 2026
Superior	Superior Insulation Products, LLC
TopBuild	TopBuild Corp. and its wholly-owned consolidated domestic subsidiaries. Also, the "Company," "we," "us," and "our"
TTM	Trailing twelve months
USI	United Subcontractors, Inc.

PART I – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

TOPBUILD CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands except share data)

	As of
	June 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$65,737	$56,521
Receivables, net of an allowance for doubtful accounts of $3,303 and $3,673 at June 30, 2018, and December 31, 2017, respectively	396,220	308,508
Inventories, net	158,495	131,342
Prepaid expenses and other current assets	23,929	15,221
Total current assets	644,381	511,592

Property and equipment, net	159,265	107,121
Goodwill	1,362,861	1,077,186
Other intangible assets, net	210,345	33,243
Deferred tax assets, net	17,634	18,129
Other assets	6,130	2,278
Total assets	$2,400,616	$1,749,549

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$283,708	$263,814
Current portion of long-term debt - term loan	17,500	12,500
Current portion of long-term debt - equipment notes	2,800	—
Accrued liabilities	108,951	75,087
Total current liabilities	412,959	351,401

Long-term debt - term loan	315,926	229,387
Long-term debt - equipment notes	11,734	—
Long-term debt - Senior Notes	393,666	—
Deferred tax liabilities, net	168,590	132,840
Long-term portion of insurance reserves	43,925	36,160
Other liabilities	2,891	3,242
Total liabilities	1,349,691	753,030

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value: 10,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2018, and December 31, 2017	—	—
Common stock, $0.01 par value: 250,000,000 shares authorized; 38,699,111 issued and 35,645,992 outstanding at June 30, 2018, and 38,626,378 shares issued and 35,586,916 outstanding at December 31, 2017	387	386
Treasury stock, 3,053,119 shares at June 30, 2018, and 3,039,462 shares at December 31, 2017, at cost	(161,582)	(141,582)
Additional paid-in capital	851,465	830,600
Retained earnings	360,655	307,115
Total equity	1,050,925	996,519
Total liabilities and equity	$2,400,616	$1,749,549

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands except share and per common share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	$605,969	$474,458	$1,097,412	$915,821
Cost of sales	460,928	357,849	841,353	697,584
Gross profit	145,041	116,609	256,059	218,237

Selling, general, and administrative expense (exclusive of significant legal settlement, shown separately below)	101,360	75,813	178,486	150,904
Significant legal settlement	—	—	—	30,000
Operating profit	43,681	40,796	77,573	37,333

Other income (expense), net:
Interest expense	(7,322)	(1,918)	(9,645)	(3,288)
Loss on extinguishment of debt	—	(1,086)	—	(1,086)
Other, net	82	105	115	212
Other expense, net	(7,240)	(2,899)	(9,530)	(4,162)
Income before income taxes	36,441	37,897	68,043	33,171

Income tax expense	(9,288)	(14,437)	(14,503)	(11,422)
Net income	$27,153	$23,460	$53,540	$21,749

Income per common share:
Basic	$0.77	$0.64	$1.53	$0.59
Diluted	$0.76	$0.63	$1.49	$0.58

Weighted average shares outstanding:
Basic	35,102,429	36,488,222	35,081,292	36,803,979
Diluted	35,837,102	37,191,299	35,828,290	37,404,193

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2018	2017
Net Cash Provided by (Used in) Operating Activities:
Net income	$53,540	$21,749
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,185	6,835
Share-based compensation	5,397	5,101
Loss on extinguishment of debt	—	1,086
Loss on sale or abandonment of property and equipment	487	285
Amortization of debt issuance costs	422	186
Change in fair value of contingent consideration	123	—
Provision for bad debt expense	1,672	1,750
Loss from inventory obsolescence	928	826
Deferred income taxes, net	375	—
Change in certain assets and liabilities
Receivables, net	(22,382)	(25,123)
Inventories, net	(11,517)	5,908
Prepaid expenses and other current assets	(5,363)	7
Accounts payable	220	(3,124)
Accrued liabilities	2,901	9,787
Other, net	(595)	398
Net cash provided by operating activities	41,393	25,671

Cash Flows Provided by (Used in) Investing Activities:
Purchases of property and equipment	(27,521)	(8,571)
Acquisition of businesses, net of cash acquired of $15,756 in 2018	(499,050)	(83,932)
Proceeds from sale of property and equipment	427	126
Other, net	23	147
Net cash used in investing activities	(526,121)	(92,230)

Cash Flows Provided by (Used in) Financing Activities:
Proceeds from issuance of Senior Notes	400,000	—
Proceeds from issuance of term loan	100,000	250,000
Repayments of term loan	(7,500)	(180,000)
Proceeds from equipment notes	15,066	—
Repayments of equipment notes	(533)	—
Proceeds from revolving credit facility	90,000	—
Repayment of revolving credit facility	(90,000)	—
Payment of debt issuance costs	(7,717)	(2,150)
Taxes withheld and paid on employees' equity awards	(4,531)	(2,147)
Repurchase of shares of common stock	—	(39,286)
Payment of contingent consideration	(841)	—
Net cash provided by financing activities	493,944	26,417

Cash and Cash Equivalents
Increase (decrease) for the period	9,216	(40,142)
Beginning of year	56,521	134,375
End of period	$65,737	$94,233

Supplemental disclosure of noncash investing activities:
Accruals for property and equipment	$864	$655

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

(In thousands except share data)

	Common	Treasury	Additional
	Stock	Stock	Paid-in	Retained
	($0.01 par value)	at cost	Capital	Earnings	Equity
Balance at December 31, 2016	$385	$(22,296)	$845,476	$148,982	$972,547
Net income	—	—	—	21,749	21,749
Share-based compensation	—	—	5,101	—	5,101
Issuance of 143,800 restricted share awards under long-term equity incentive plan	1	—	(1)	—	—
Repurchase of 858,393 shares of common stock pursuant to Share Repurchase Program	—	(39,286)	—	—	(39,286)
59,940 shares of common stock withheld to pay taxes on employees' equity awards	—	—	(2,147)	—	(2,147)
Balance at June 30, 2017	$386	$(61,582)	$848,429	$170,731	$957,964

Balance at December 31, 2017	$386	$(141,582)	$830,600	$307,115	$996,519
Net income	—	—	—	53,540	53,540
Share-based compensation	—	—	5,397	—	5,397
Issuance of 89,530 restricted share awards under long-term equity incentive plan	1	—	(1)	—	—
Repurchase of 13,657 shares of common stock pursuant to the settlement of the ASR Program	—	(20,000)	20,000	—	—
83,982 shares of common stock withheld to pay taxes on employees' equity awards	—	—	(4,531)	—	(4,531)
Balance at June 30, 2018	$387	$(161,582)	$851,465	$360,655	$1,050,925

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. BASIS OF PRESENTATION

TopBuild is a Delaware corporation incorporated on June 30, 2015, and is listed on the NYSE under the ticker symbol “BLD.”  We report our business in two segments: Installation and Distribution.  Our Installation segment primarily installs insulation and other building products.  Our Distribution segment primarily sells and distributes insulation and other building products.  Our segments are based on our operating units, for which financial information is regularly evaluated by our corporate operating executives.

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to state fairly our financial position as of June 30, 2018, our results of operations for the three and six months ended June 30, 2018 and 2017, and cash flows for the six months ended June 30, 2018 and 2017.  The Condensed Consolidated Balance Sheet at December 31, 2017, was derived from our audited financial statements, but does not include all disclosures required by GAAP.

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

The following table represents our contract assets and contract liabilities with customers, in thousands:

	Included in Line Item on	As of
	Condensed Consolidated	June 30,	December 31,
	Balance Sheets	2018	2017
Contract Assets:
Receivables, unbilled	Receivables, net	$52,895	$37,142

Contract Liabilities:
Deferred revenue	Accrued liabilities	$19,081	$9,275

The increase in our contract asset and contract liability balances from December 31, 2017 is primarily a result of the USI acquisition.  Our contract liabilities are normally recognized to net sales in the immediately subsequent reporting period due to the generally short-term nature of our contracts with customers.

In August 2016 the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments”.  This standard addresses the diversity in practice of how certain cash receipts and payments are classified in the statement of cash flows, including contingent consideration payments made after a business combination which is relevant for us.  This update was effective for us beginning January 1, 2018 and we adopted the standard using a retrospective approach.  There was no impact to any prior periods.

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

Recently Issued Accounting Pronouncements Not Yet Adopted:

In February 2016 the FASB issued ASU 2016-02, “Leases.”  This standard requires a lessee to recognize most leases on its balance sheet.  Companies are required to use a modified retrospective transition method for all existing leases.  This standard is effective for annual periods beginning after December 15, 2018, and interim periods therein with early adoption permitted.  We plan to adopt this guidance on January 1, 2019, and are currently evaluating the effect of adoption of this standard on our financial position and results of operations.

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

3. GOODWILL AND OTHER INTANGIBLES

We have two reporting units which are also our operating and reporting segments: Installation and Distribution.  Both reporting units contain goodwill.  Assets acquired and liabilities assumed are assigned to the applicable reporting unit based on whether the acquired assets and liabilities relate to the operations of and determination of the fair value of such unit.  Goodwill assigned to the reporting unit is the excess of the fair value of the acquired business over the fair value of the individual assets acquired and liabilities assumed for the reporting unit.

The estimated fair values of the two reporting units substantially exceeded their respective carrying values.

Changes in the carrying amount of goodwill for the six months ended June 30, 2018,  by segment, were as follows, in thousands:

	Gross Goodwill		Gross Goodwill	Accumulated	Net Goodwill
	at		at	Impairment	at
	December 31, 2017	Additions	June 30, 2018	Losses	June 30, 2018
Goodwill, by segment:
Installation	$1,422,920	$255,465	$1,678,385	$(762,021)	$916,364
Distribution	416,287	30,210	446,497	—	446,497
Total goodwill	$1,839,207	$285,675	$2,124,882	$(762,021)	$1,362,861

The following table sets forth our other intangible assets, in thousands:

	As of
	June 30,	December 31,
	2018	2017
Gross definite-lived intangible assets	$219,382	$54,872
Accumulated amortization	(9,037)	(21,629)
Net definite-lived intangible assets	$210,345	$33,243

The following table sets forth a breakout of our intangible assets as of June 30, 2018, in thousands:

	Gross Definite‑lived Intangible Assets	Accumulated Amortization	Net Definite‑lived Intangible Assets
Trademarks	$13,435	$(575)	$12,860
Customer lists	198,428	(6,957)	191,471
Non-compete	7,519	(1,505)	6,014
Total	$219,382	$(9,037)	$210,345

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table sets forth our amortization expense, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Amortization expense	$3,992	$257	$5,294	$439

4. LONG-TERM DEBT

On May 5, 2017, we and the Guarantors entered into a credit agreement with the Lenders.  All obligations under the credit agreement are guaranteed by the Guarantors, and all obligations under the credit agreement, including the guarantees of those obligations, are secured by substantially all of the assets of us and the Guarantors.

On March 28, 2018, we executed an amendment to our credit agreement.  The primary change of the amendment was to facilitate the acquisition of USI.  Additionally, the amendment (i) extended until August 29, 2018, the period during which the Company could access the $100.0 million delayed draw term loan feature and (ii) provided that the Company may issue up to $500.0 million of Senior Notes in connection with its acquisition of USI.  On May 1, 2018, we closed on our acquisition of USI.  The acquisition was funded through net proceeds from the issuance on April 25, 2018, of $400.0 million of 5.625% Senior Notes due in 2026 together with the net proceeds from the $100.0 million delayed draw term loan commitment accessed on May 1, 2018, under our Amended Credit Agreement.  These funds were also used for the payment of related fees and expenses, as well as for general corporate purposes.

The Senior Notes are our senior unsecured obligations and bear interest at 5.625% per year, payable semiannually in arrears on May 1 and November 1 of each year, beginning on November 1, 2018. The Senior Notes mature on May 1, 2026, unless redeemed early or repurchased.  We have the right to redeem the Senior Notes under certain circumstances, and, if we undergo a change in control, we must make an offer to repurchase all of the Senior Notes then outstanding at a repurchase price equal to 101% of their aggregate principal amount, plus accrued and unpaid interest (if any) to, but not including, the repurchase date.

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

We are required to pay commitment fees to the Lenders in respect of any unutilized commitments.  The commitment fees range from 0.15 percent to 0.275 percent per year, depending on our Secured Leverage Ratio.  We must also pay customary fees on outstanding letters of credit.

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table outlines the key terms of our Amended Credit Agreement, dollars in thousands:

Senior secured term loan facility (original borrowing) (a)	$250,000
Additional delayed draw term loan (b)	$100,000

Additional term loan and/or revolver capacity available under incremental facility (c)	$200,000

Revolving Facility	$250,000
Sublimit for issuance of letters of credit under Revolving Facility (d)	$100,000
Sublimit for swingline loans under Revolving Facility (d)	$20,000

Interest rate as of June 30, 2018	3.23%
Scheduled maturity date	5/05/2022

(a)	The Amended Credit Agreement provides for a term loan limit of $350.0 million; $250.0 million was drawn on May 5, 2017.
(b)	On May 1, 2018, the net proceeds from the $100.0 million delayed draw term loan were used to partially fund the USI acquisition.
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

Beginning in the first quarter of 2018, the Company executed various equipment notes for the purpose of financing the purchase of vehicles and equipment.  The following table summarizes equipment notes entered into during the respective period, in thousands:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Equipment notes	$5,000	$15,066

The following table sets forth our remaining principal payments for our outstanding Senior Notes, term loan and equipment notes as of June 30, 2018, in thousands:

	Payments Due by Period
	2018	2019	2020	2021	2022	Thereafter	Total
Senior Notes	$—	$—	$—	$—	$—	$400,000	$400,000
Term loan	8,750	21,875	26,250	30,625	248,750	—	336,250
Equipment notes	1,386	2,856	2,972	3,093	3,219	1,008	14,534
Total	$10,136	$24,731	$29,222	$33,718	$251,969	$401,008	$750,784

The following table reconciles the principal balance of our outstanding debt to our Condensed Consolidated Balance Sheets, in thousands:

	As of
	June 30,	December 31,
Principal debt balances:	2018	2017
Current portion of long-term debt - term loan	$17,500	$12,500
Current portion of long-term debt - equipment notes	2,800	—
Long-term portion of long-term debt - Senior Notes	400,000	—
Long-term portion of long-term debt - term loan	318,750	231,250
Long-term portion of long-term debt - equipment notes	11,734	—
Unamortized debt issuance costs	(9,158)	(1,863)
Total net debt	$741,626	$241,887

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

	As of
	June 30,	December 31,
	2018	2017
Revolving Facility	$250,000	$250,000
Less: standby letters of credit	(59,288)	(47,055)
Capacity under Revolving Facility	$190,712	$202,945

The indenture governing our Senior Notes contains customary restrictive covenants that, among other things, generally limit our ability to incur additional debt and issue preferred stock; to create liens; to pay dividends, acquire shares of capital stock, make payments on subordinated debt or make investments; to place limitations on distributions from certain subsidiaries; to issue guarantees; to issue or sell the capital stock of certain subsidiaries; to sell assets; to enter into transactions with affiliates; and to effect mergers.  The Senior Notes indenture also contains customary events of default, subject in certain cases to grace and cure periods. Generally, if an event of default occurs and is continuing, the trustee under the indenture or the holders of at least 25% in aggregate principal amount of the Senior Notes then outstanding may declare the principal of, premium, if any, and accrued interest on all the Senior Notes immediately due and payable.  The Senior Notes and related guarantees have not been registered under the Securities Act of 1933, and we are not required to register either the Senior Notes or the guarantees in the future.

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

The Amended Credit Agreement requires us to maintain a Net Leverage Ratio and minimum FCCR throughout the term of the agreement.  The following table sets forth the maximum Net Leverage Ratios and minimum FCCR:

Quarter Ending	Maximum Net Leverage Ratio	Minimum FCCR
June 30, 2018 through September 30, 2018	3.75:1.00	1.25:1.00
December 31, 2018 through June 30, 2019	3.50:1.00	1.25:1.00
September 30, 2019 and each fiscal quarter end thereafter	3.25:1.00	1.25:1.00

We were in compliance with these key financial covenants for the Amended Credit Agreement as of June 30, 2018.

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Fair Value on Non-Recurring Basis

Fair value measurements were applied to our long-term debt portfolio.  We believe the carrying value of our term loan approximates the fair market value primarily due to the fact that the non-performance risk of servicing our debt obligations, as reflected in our business and credit risk profile, has not materially changed since we assumed our debt obligations under the Amended Credit Agreement.  In addition, due to the floating-rate nature of our term loan, the market value is not subject to variability solely due to changes in the general level of interest rates as is the case with a fixed-rate debt obligation.  Based on active market trades of our Senior Notes close to June 30, 2018 (level 1 fair value measurement), we estimate that the fair value of the Senior Notes is approximately $385.0 million compared to a carrying value of $400.0 million at June 30, 2018.

During all periods presented, there were no transfers between fair value hierarchical levels.

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

6. SEGMENT INFORMATION

The following table sets forth our net sales and operating results by segment, in thousands:

	Three Months Ended June 30,
	2018	2017	2018	2017
	Net Sales		Operating Profit (b)
Our operations by segment were (a):
Installation	$429,423	$320,984	$49,635	$35,086
Distribution	205,621	175,062	20,009	17,022
Intercompany eliminations	(29,075)	(21,588)	(5,277)	(3,680)
Total	$605,969	$474,458	64,367	48,428
General corporate expense, net (d)			(20,686)	(7,632)
Operating profit, as reported			43,681	40,796
Other expense, net			(7,240)	(2,899)
Income before income taxes			$36,441	$37,897

	Six Months Ended June 30,
	2018	2017	2018	2017
	Net Sales		Operating Profit (b)
Our operations by segment were (a):
Installation (exclusive of significant legal settlement, shown separately below)	$758,817	$611,870	$78,965	$56,123
Significant legal settlement (Installation segment) (c)	—	—	—	(30,000)
Distribution	393,387	345,306	37,912	32,506
Intercompany eliminations	(54,792)	(41,355)	(9,725)	(6,980)
Total	$1,097,412	$915,821	107,152	51,649
General corporate expense, net (d)			(29,579)	(14,316)
Operating profit, as reported			77,573	37,333
Other expense, net			(9,530)	(4,162)
Income before income taxes			$68,043	$33,171

(a)	All of our operations are located in the U.S.
(b)

Segment operating profit for the three and six months ended June 30, 2018 and 2017, includes an allocation of general corporate expenses attributable to the operating segments which is based on direct benefit or usage (such as salaries of corporate employees who directly support the segment).

(c)

Significant legal settlement expense of $30 million incurred during the six months ended June 30, 2017, related to the settlement agreement with Owens Corning.  For more information see Note 7 – Other Commitments and Contingencies.

(d)

General corporate expense, net included expenses not specifically attributable to our segments for functions such as corporate human resources, finance, and legal, including salaries, benefits, and other related costs.

7. OTHER COMMITMENTS AND CONTINGENCIES

Litigation.  During the first quarter of 2017, we recognized a $30.0 million expense for a legal settlement with Owens Corning in connection with a breach of contract action related to our termination of an insulation supply contract.  Under the terms of the settlement, we paid Owens Corning $30.0 million.  The settlement resulted in the dismissal of the lawsuit filed in May 2016 in Toledo, Ohio.  The settlement is reflected in the significant legal settlement line item within our Condensed Consolidated Statements of Operations for the six months ended June 30, 2017.  The settlement is also reflected in our installation segment’s operating results for the six months ended June 30, 2017.

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

8. INCOME TAXES

Our effective tax rates were 25.5 percent and 21.3 percent for the three and six months ended June 30, 2018, respectively.  The effective tax rates for the three and six months ended June 30, 2017, were 38.1 percent and 34.4 percent, respectively.  The 2018 rates are lower due to the lower Federal tax rate enacted by the Tax Cuts and Jobs Act and the impact of discrete benefits related to share-based compensation, partially offset by State tax adjustments from rate changes related to the USI acquisition and other minor legal entity restructuring.

A tax benefit of $2.6 million related to share-based compensation was recognized in our Condensed Consolidated Statements of Operations as a discrete item in income tax expense for the six months ended June 30, 2018.

At June 30, 2018, the net deferred tax liability of $151.0 million consisted of net long-term deferred tax assets of $17.6 million and net long-term deferred tax liabilities of $168.6 million.  The increase of the net deferred tax liability was primarily related to the acquisition of USI, related tax elections, and other minor legal entity restructuring.

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

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Basic and diluted net income per share were computed as follows, in thousands, except share and per share amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income - basic and diluted	$27,153	$23,460	$53,540	$21,749

Weighted average number of common shares outstanding - basic	35,102,429	36,488,222	35,081,292	36,803,979

Dilutive effect of common stock equivalents:
RSAs with service-based conditions	165,951	227,185	174,537	214,242
RSAs with market-based conditions	253,382	189,835	241,552	160,693
RSAs with performance-based conditions	—	—	—	—
Stock options	315,340	286,057	330,909	225,279

Weighted average number of common shares outstanding - diluted	35,837,102	37,191,299	35,828,290	37,404,193

Basic net income per common share	$0.77	$0.64	$1.53	$0.59

Diluted net income per common share	$0.76	$0.63	$1.49	$0.58

The following table summarizes shares excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Anti-dilutive common stock equivalents:
RSAs with service-based conditions	349	985	312	916
RSAs with market-based conditions	—	—	—	—
RSAs with performance-based conditions	—	—	—	—
Stock options	76,349	96,211	55,777	86,442
Total anti-dilutive common stock equivalents	76,698	97,196	56,089	87,358

10. SHARE-BASED COMPENSATION

Our eligible employees currently participate in the 2015 LTIP.  The 2015 LTIP authorizes the Board to grant stock options, stock appreciation rights, restricted shares, restricted share units, performance awards, and dividend equivalents.  All grants are made by issuing new shares and no more than 4.0 million shares of common stock may be issued under the 2015 LTIP.  As of June 30, 2018, we had 2.6 million shares available under the 2015 LTIP.

Share-based compensation expense is included in selling, general, and administrative expense.  The income tax effect associated with vesting of awards is included in income tax expense.  The following table presents the amounts recognized in our Condensed Consolidated Statements of Operations, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Share-based compensation expense	$2,995	$3,017	$5,397	$5,101
Income tax (expense) benefit realized from award vestings	$(19)	$338	$2,595	$1,166

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents a summary of our share-based compensation activity for the six months ended June 30, 2018, in thousands, except per share amounts:

	RSAs		Options
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance December 31, 2017	591.2	$30.92	683.5	$11.13	$28.97	$31,969.7
Granted	89.5	$85.48	77.3	$27.44	$74.50
Converted/Exercised	(107.1)	$23.44	(120.1)	$10.97	$28.52	$5,528.0
Forfeited	(29.8)	$39.59	(14.9)	$16.98	$45.46
Balance June 30, 2018	543.8	$40.90	625.8	$13.04	$34.28	$27,570.4

Exercisable June 30, 2018 (a)			181.8	$10.67	$27.61	$9,223.8

(a)	The weighted average remaining contractual term for vested options is 7.2 years.

We had unrecognized share-based compensation expense relating to unvested awards as shown in the following table, dollars in thousands:

	As of June 30, 2018
	Unrecognized Compensation Expense on Unvested Awards	Weighted Average Remaining Vesting Period
Unrecognized compensation expense related to unvested awards:
RSAs	$13,035	1.2 years
Options	4,563	1.2 years
Total unrecognized compensation expense related to unvested awards	$17,598

Our RSAs with performance-based conditions are evaluated on a quarterly basis with adjustments to compensation expense based on the likelihood of the performance target being achieved or exceeded.  The following table shows the range of payouts and the related expense for our outstanding RSAs with performance-based conditions, in thousands:

		Payout Ranges and Related Expense
RSAs with Performance-Based Conditions	Grant Date Fair Value	0%	25%	100%	200%
February 22, 2016	$1,896	$—	$474	$1,896	$3,792
February 21, 2017	$1,946	$—	$487	$1,946	$3,892
February 19, 2018	$2,333	$—	$583	$2,333	$4,666

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

11.  SHARE REPURCHASE PROGRAM

On March 1, 2016, our Board authorized the 2016 Repurchase Program, which expired on February 28, 2017.  Under the 2016 Repurchase Program we repurchased a total of 788,399 of our common stock for an approximate cost of $26.6 million, or $33.72 per share.

On February 24, 2017, our Board authorized the 2017 Repurchase Program, pursuant to which we may purchase up to $200.0 million of our common stock.  Share repurchases under the 2017 Repurchase Program may be executed through various means including, without limitation, open market purchases, privately negotiated transactions, accelerated share repurchase transactions, or otherwise.  The 2017 Repurchase Program does not obligate the Company to purchase any shares and expires February 24, 2019.  The 2017 Repurchase Program may be terminated, increased, or decreased by our Board at its discretion at any time.

The following table sets forth our share repurchases under the 2016 and 2017 Share Repurchase Programs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018		2017
Number of shares repurchased	—	461,358		13,657	858,393
Share repurchase cost (in thousands)	$—	$21,907	$	(a)	$39,286
Average price per share	$—	$47.48	$	(a)	$45.77

(a)

On May 5, 2017, under the 2017 Repurchase Program, we entered into the 2017 ASR Agreement.  When the agreement became effective on July 5, 2017, we paid BofA $100.0 million in exchange for an initial delivery of 1.5 million shares of our common stock, representing an estimated 80 percent of the total number of shares we expected to receive under the 2017 ASR Agreement.  During the six months ended June 30, 2018, we received an additional 13,657 shares of our common stock from BofA, representing the final settlement of the 2017 ASR Agreement.  We purchased a total of 1,521,100 shares of our common stock under the 2017 ASR Agreement at an average price per share of $65.74.

12.  BUSINESS COMBINATIONS

As part of our strategy to supplement our organic growth and expand our access to additional markets and products, we completed three acquisitions during the six months ended June 30, 2018, and six acquisitions during the six months ended June 30, 2017.  Each acquisition was accounted for as a business combination under ASC 805, “Business Combinations.”  Acquisition related costs for the three and six months ended June 30, 2018, were $9.8 million and $13.3 million, respectively. Acquisition related costs for the three and six months ended June 30, 2017, were $0.1 million and $0.4 million, respectively.  Acquisition costs are included in selling, general, and administrative expense in our Condensed Consolidated Statements of Operations.

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

On June 8, 2017, we acquired substantially all of the assets of Canyon, a heavy commercial insulation and firestopping company with locations in Corona, San Diego, and Livermore, California.  The purchase price of approximately $34.4 million was funded by cash on hand of $31.9 million and deferred purchase price consideration of $2.5 million.

On January 10, 2018, we acquired ADO, a distributor of insulation accessories, located in Plymouth, Minnesota.    The purchase price of approximately $23.0 million was funded by cash on hand of $22.2 million and contingent consideration of $0.8 million.

On January 18, 2018, we acquired substantially all of the assets of Santa Rosa, a residential and commercial insulation company located in Miami, Florida.  The purchase price of approximately $5.6 million was funded by cash on hand.

On May 1, 2018, we acquired USI, a leading distributor and installer of insulation in both residential and commercial construction markets.  Our payment of $487.0 million, which includes the purchase price of $475.0 million and adjustments for cash and working capital, was funded through net proceeds from the issuance on April 25, 2018, of $400.0 million of Senior Notes together with the net proceeds from a $100.0 million delayed draw term loan commitment under our Amended Credit Agreement.  For additional information see Note 4 – Long-Term Debt.

Revenue and net income since the respective acquisition dates included in our Condensed Consolidated Statements of Operations were as follows, in thousands:

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
2018 Acquisitions	Net Sales	Net (Loss) Income	Net Sales	Net Income
ADO	$6,008	$(75)	$11,303	$23
Santa Rosa	1,718	217	2,888	340
USI	68,696	1,617	68,696	1,617
	$76,422	$1,759	$82,887	$1,980

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
2017 Acquisitions	Net Sales	Net Income	Net Sales	Net Income
Midwest	$4,940	$231	$8,208	$140
EcoFoam	6,848	134	9,237	225
Superior	2,866	337	2,866	337
Canyon	1,733	221	1,733	221
All others	2,745	355	2,941	377
	$19,132	$1,278	$24,985	$1,300

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

	Pro Forma for the Three Months Ended June 30,		Pro Forma for the Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	$639,754	$592,200	$1,233,442	$1,152,747
Net income	$29,287	$27,853	$62,103	$33,967

The following table details the additional expense included in the unaudited pro forma net income as if the 2018 acquisitions described above had taken place on January 1, 2017, and as if the 2017 acquisitions had taken place on January 1, 2016.  Our pro forma results are presented below, in thousands:

	Pro Forma for the Three Months Ended June 30,		Pro Forma for the Six Months Ended June 30,
	2018	2017	2018	2017
Amortization of intangible assets	$1,250	$4,088	$5,039	$8,175
Income tax expense (using normalized 27% ETR for 2018 and 38% ETR for 2017)	$789	$2,692	$3,167	$7,489

Purchase Price Allocations

The estimated fair values of the assets acquired and liabilities assumed for the 2018 acquisitions, as well as the fair value of consideration transferred, approximated the following as of June 30, 2018, in thousands:

	2018 Acquisitions
	Completed During the Six Months Ended June 30, 2018
	ADO	Santa Rosa	USI	Total
Estimated fair values:
Cash	$939	$—	$14,817	$15,756
Accounts receivable	3,271	1,433	62,302	67,006
Inventories	2,326	104	14,135	16,565
Prepaid and other assets	194	7	3,929	4,130
Property and equipment	951	522	34,215	35,688
Intangible assets	14,090	1,850	165,900	181,840
Goodwill	2,746	2,764	280,188	285,698
Accounts payable	(908)	(1,099)	(17,927)	(19,934)
Accrued liabilities	(609)	—	(34,686)	(35,295)
Deferred tax liability	—	—	(35,871)	(35,871)
Net assets acquired	$23,000	$5,581	$487,002	$515,583

	2018 Acquisitions
	Completed During the Six Months Ended June 30, 2018
	ADO	Santa Rosa	USI	Total
Fair value of consideration transferred:
Cash	$22,172	$5,581	$487,002	$514,755
Deferred consideration	—	—	—	—
Contingent consideration	828	—	—	828
Total consideration transferred	$23,000	$5,581	$487,002	$515,583

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The estimated fair values of the assets acquired and liabilities assumed for the 2017 acquisitions, as well as the fair value of consideration transferred, approximated the following as of June 30, 2018, in thousands:

	2017 Acquisitions
	Completed During the Six Months Ended June 30, 2017
	Midwest	EcoFoam	Superior	Canyon	All others	Total
Estimated fair values:
Accounts receivable	$6,576	$3,819	$2,012	$8,222	$678	$21,307
Inventories	75	1,119	321	575	141	2,231
Prepaid and other assets	—	27	1	29	6	63
Property and equipment	655	1,544	361	460	357	3,377
Intangible assets	2,740	6,700	5,280	15,220	3,640	33,580
Goodwill	3,538	10,796	3,662	10,072	4,037	32,105
Accounts payable	(1,359)	(1,378)	(681)	(163)	(26)	(3,607)
Accrued liabilities	—	(302)	(4)	—	—	(306)
Net assets acquired	$12,225	$22,325	$10,952	$34,415	$8,833	$88,750

	2017 Acquisitions
	Completed During the Six Months Ended June 30, 2017
	Midwest	EcoFoam	Superior	Canyon	All others	Total
Fair value of consideration transferred:
Cash	$12,225	$20,822	$10,952	$31,915	$8,833	$84,747
Deferred consideration	—	—	—	2,500	—	2,500
Contingent consideration	—	1,503	—	—	—	1,503
Total consideration transferred	$12,225	$22,325	$10,952	$34,415	$8,833	$88,750

Estimates of acquired intangible assets related to the acquisitions are as follows, as of June 30, 2018, dollars in thousands:

	Estimated Fair Value	Weighted Average Estimated Useful Life (Years)
2018 Acquisitions:
Customer relationships	$169,320	12
Trademarks and trade names	11,260	9
Non-competition agreements	1,260	5
Total intangible assets for 2018 acquisitions	$181,840	11

2017 Acquisitions:
Customer relationships	$26,170	10
Trademarks and trade names	1,780	10
Non-competition agreements	5,630	5
Total intangible assets for 2017 acquisitions	$33,580	9

As third party or internal valuations are finalized, certain tax aspects of the foregoing transaction are completed, and customer post-closing reviews are concluded, adjustments may be made to the fair value of assets acquired, and in some cases total purchase price, through the end of each measurement period, generally one year following the applicable acquisition date.  Various insignificant adjustments to the fair value of assets acquired, and in some cases total purchase price, have been made to certain business combinations since the respective dates of acquisition.

Goodwill to be recognized in connection with these acquisitions is attributable to the synergies expected to be realized and improvements in the businesses after the acquisitions.  Of the $285.7 million of goodwill recorded from the 2018 acquisitions, $33.5 million is expected to be deductible for income tax purposes.

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Contingent Consideration

The acquisition of EcoFoam includes a contingent consideration arrangement that requires additional consideration to be paid by TopBuild to the sellers of EcoFoam based on EcoFoam’s attainment of annual revenue targets over a three-year period.  In the second quarter of 2018 we made the first contingent payment of $0.8 million.  The total amount of undiscounted contingent consideration which TopBuild may be required to pay under the arrangement is $2.5 million.  The fair value of $2.1 million contingent consideration recognized on the acquisition date, of which $1.5 million remains as of June 30, 2018, was estimated by applying the income approach using discounted cash flows.  That measure is based on significant Level 3 inputs not observable in the market.  The significant assumption includes a discount rate of 9.5 percent.

The acquisition of ADO includes a contingent consideration arrangement that requires additional consideration to be paid by TopBuild to the sellers of ADO based on the achievement of certain EBITDA thresholds over a two-year period.  The range of the undiscounted amounts TopBuild may be required to pay under the contingent consideration agreement is between zero and $1.0 million.  The fair value of the contingent consideration recognized on the acquisition date of $0.8 million was estimated by applying the income approach using discounted cash flows.  That measure is based on significant Level 3 inputs not observable in the market.  The significant assumption includes a discount rate of 9.5 percent.

Contingent consideration is recorded in the Condensed Consolidated Balance Sheets in accrued liabilities and other liabilities.  Adjustments to the fair value of contingent consideration are reflected in selling, general, and administrative expense in the Condensed Consolidated Statements of Operations and are included in the acquisition related costs above.

The following table presents the fair value of contingent consideration, in thousands:

	EcoFoam	ADO
Date of Acquisition	February 27, 2017	February 10, 2018
Fair value of contingent consideration recognized at acquisition date	$2,110	$828

Contingent consideration at December 31, 2017	$2,259	$—
Additions	—	828
Change in fair value of contingent consideration during the six months ended June 30, 2018	85	38
Payment of contingent consideration during the six months ended June 30, 2018	(841)	—
Liability balance for contingent consideration at June 30, 2018	$1,503	$866

13.  CLOSURE COSTS

We generally recognize expenses related to closures and position eliminations at the time of announcement or notification.  Such costs include termination and other severance benefits, lease abandonment costs, and other transition costs.  Closure costs are reflected in our Condensed Consolidated Statements of Operations as selling, general, and administrative expense.  Accrued closure costs are reflected in our Condensed Consolidated Balance Sheets as accrued liabilities.

In connection with the acquisition of USI, management performed an evaluation of the resources necessary to effectively operate the acquired business.  During the three months ended June 30, 2018, management committed to a plan to close the existing USI corporate office in St. Paul, Minnesota, and consolidate certain administrative functions to our Daytona Beach, Florida, Branch Support Center.  As a result, the Company expects to incur approximately $5.8 million of closure costs in connection with this activity.  Closure costs pertaining to the USI acquisition are primarily included in general corporate expenses for segment reporting purposes.

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table details our total estimated closure costs by cost type, all of which were incurred during the three months ended June 30, 2018, pertaining to the above closure and transition related to the USI acquisition, in thousands:

Segment / Cost Type	Closure Costs Liability at December 31, 2017	Closure Costs Incurred for the Six Months Ended June 30, 2018	Cash Payments for the Six Months Ended June 30, 2018	Closure Costs Liability at June 30, 2018
Corporate:
Severance	$—	$3,239	$(1,048)	$2,191
Lease abandonment	—	400	—	400
Other costs	—	9	(9)	—
Total Corporate:	$—	$3,648	$(1,057)	$2,591

We expect to pay the remaining closure costs within one year.

14.  ACCRUED LIABILITIES

The following table sets forth the components of accrued liabilities, in thousands:

	As of
	June 30,	December 31,
	2018	2017
Accrued liabilities:
Salaries, wages, and commissions	$34,723	$25,470
Insurance liabilities	25,295	19,770
Other	48,933	29,847
Total accrued liabilities	$108,951	$75,087

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

TopBuild, headquartered in Daytona Beach, Florida, is the leading purchaser, installer, and distributor of insulation products to the U.S. construction industry, based on revenue.  We trade on the NYSE under the ticker symbol “BLD.”

We operate in two segments:  Installation (TruTeam) and Distribution (Service Partners).  Our Installation segment installs insulation and other building products nationwide through our TruTeam contractor services business, which, as of June 30, 2018, had over 205 branches located in 41 states.  We install various insulation applications, including fiberglass batts and rolls, blown-in loose fill fiberglass, blown-in loose fill cellulose, and polyurethane spray foam.  Additionally, we install other building products including rain gutters, garage doors, fireplaces, shower enclosures, closet shelving, glass and windows.    We handle every stage of the installation process, including procurement of material from leading manufacturers, project scheduling and logistics, multi-phase professional installation, and installation quality assurance.

Our Distribution segment sells and distributes insulation and other building products, including rain gutters, fireplaces, closet shelving, and roofing materials through our Service Partners business, which, as of June 30, 2018, had over 75 branches located in 32 states.  Our Service Partners customer base consists of thousands of insulation contractors of all sizes, gutter contractors, weatherization contractors, other contractors, dealers, metal building erectors, and modular home builders.

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

SECOND QUARTER 2018 VERSUS SECOND QUARTER 2017

The following discussion and analysis contains forward-looking statements and should be read in conjunction with the unaudited condensed consolidated financial statements, the notes thereto, and the section entitled “Forward-Looking Statements” included in this Quarterly Report.

The following table sets forth our net sales, gross profit, operating profit, and margins, as reported in our Condensed Consolidated Statements of Operations, in thousands:

	Three Months Ended June 30,
	2018	2017
Net sales	$605,969	$474,458
Cost of sales	460,928	357,849
Cost of sales ratio	76.1%	75.4%

Gross profit	145,041	116,609
Gross profit margin	23.9%	24.6%

Selling, general, and administrative expense	101,360	75,813
Selling, general, and administrative expense to sales ratio	16.7%	16.0%

Operating profit	43,681	40,796
Operating profit margin	7.2%	8.6%

Other expense, net	(7,240)	(2,899)
Income tax expense	(9,288)	(14,437)
Net income	$27,153	$23,460
Net margin	4.5%	4.9%

Sales and Operations

Net sales increased 27.7 percent for the three months ended June 30, 2018, from the comparable period of 2017.  The increase was principally driven by our two acquisitions completed during the three months ended June 30, 2017, three acquisitions completed in 2018, increased organic sales volume, and increased selling prices.  Our sales benefited from the overall continued improvement in the housing market, as well as our continued focus on organically growing our residential and commercial activity.

Our gross profit margins were 23.9 percent and 24.6 percent for the three months ended June 30, 2018 and 2017, respectively.  Gross profit margin was negatively impacted by higher material costs and higher insurance costs, partially offset by volume leverage and improved selling prices.

Selling, general, and administrative expense, as a percent of sales, was 16.7 percent and 16.0 percent for the three months ended June 30, 2018 and 2017, respectively.  Increased selling, general, and administrative expense as a percent of sales was primarily a result of higher acquisition related costs, higher amortization expense, and closure costs related to the USI acquisition, partially offset by lower legal expense and lower bad debt expense.

Operating margins were 7.2 percent and 8.6 percent for the three months ended June 30, 2018 and 2017, respectively.  The decrease in operating margins was due to higher material costs, higher insurance expense,  higher amortization expense, and higher acquisition related costs primarily related to the USI acquisition, partially offset by overall increased sales volume, improved selling prices, lower legal expense and lower bad debt expense.

Closure and Related Costs

We incurred costs of $3.6 million for the three months ended June 30, 2018, related to the acquisition of USI including the closing of the St. Paul, Minnesota corporate office and consolidation of certain administrative functions to our Daytona Beach, Florida, Branch Support Center.  We incurred an expense of $0.5 million for the three months ended June 30, 2017, related to the consolidation of certain back-office operations to our Daytona Beach, Florida, Branch Support Center.

Business Segment Results

The following table sets forth our net sales and operating profit margins by business segment, in thousands:

	Three Months Ended June 30,
	2018	2017	Percent Change
Sales by business segment:
Installation	$429,423	$320,984	33.8%
Distribution	205,621	175,062	17.5%
Intercompany eliminations and other adjustments	(29,075)	(21,588)
Net sales	$605,969	$474,458	27.7%

Operating profit by business segment:
Installation	$49,635	$35,086	41.5%
Distribution	20,009	17,022	17.5%
Intercompany eliminations and other adjustments	(5,277)	(3,680)
Operating profit before general corporate expense	64,367	48,428	32.9%
General corporate expense, net	(20,686)	(7,632)
Operating profit	$43,681	$40,796	7.1%

Operating profit margins:
Installation	11.6%	10.9%
Distribution	9.7%	9.7%
Operating profit margin before general corporate expense	10.6%	10.2%
Operating profit margin	7.2%	8.6%

Installation

Sales

Sales in the Installation segment increased $108.4 million, or 33.8 percent, for the three months ended June 30, 2018, as compared to the same period in 2017.  Sales increased 22.2 percent from acquired branches and 3.3 percent due to increased selling prices.  Sales also increased due to increased sales volume related to a higher level of activity in new home construction and an increase in sales volume of commercial installation.

Operating margins

Operating margins in the Installation segment were 11.6 percent and 10.9 percent for the three months ended June 30, 2018 and 2017, respectively.  The increase in operating margins was due to increased sales volume, a 3.3 percent increase in selling prices, lower legal expense, and bad debt expense, partially offset by higher material costs, higher amortization expense, and higher insurance costs.

Distribution

Sales

Sales in the Distribution segment increased $30.6 million, or 17.5 percent, for the three months ended June 30, 2018, as compared to the same period in 2017.  Sales increased 7.7 percent due to increased selling prices and 6.8 percent from acquired branches.  Sales also increased due to increased sales volume related to a higher level of activity in new home construction.

Operating margins

Operating margins in the Distribution segment were 9.7 percent for the three months ended June 30, 2018 and 2017.  Operating margins were positively impacted by higher selling prices, increased sales volume related to a higher level of activity in new home construction, offset by higher material cost, higher amortization costs, and higher insurance costs.

OTHER ITEMS

Other expense, net

Other expense, net, which primarily consisted of interest expense, was $7.2 million and $2.9 million for the three months ended June 30, 2018 and 2017, respectively.  The increase in other expense, net for the three months ended June 30, 2018, primarily related to the issuance of the $400.0 million Senior Notes as well as accessing the $100.0 million delayed draw term loan to fund our acquisition of USI, and the issuance of $15.1 million of equipment notes.

Income tax expense

Income tax expense was $9.3 million, an ETR of 25.5 percent, for the three months ended June 30, 2018, compared to $14.4 million, an ETR of 38.1 percent, for the comparable period in 2017.  The lower 2018 rate was due to the lower Federal tax rate enacted by the Tax Cuts and Jobs Act and the impact of discrete benefits related to share-based compensation, partially offset by State tax adjustments from rate changes related to the USI acquisition and other minor legal entity restructuring.

FIRST SIX MONTHS 2018 VERSUS FIRST SIX MONTHS 2017

The following table sets forth our net sales, gross profit, operating profit, and margins, as reported in our Condensed
Consolidated Statements of Operations, in thousands:

	Six Months Ended June 30,
	2018	2017
Net sales	$1,097,412	$915,821
Cost of sales	841,353	697,584
Cost of sales ratio	76.7%	76.2%

Gross profit	256,059	218,237
Gross profit margin	23.3%	23.8%

Selling, general, and administrative expense (exclusive of significant legal settlement, shown separately below)	178,486	150,904
Selling, general, and administrative expense (exclusive of significant legal settlement, shown separately below) to sales ratio	16.3%	16.5%

Significant legal settlement	—	30,000
Significant legal settlement to sales ratio	—%	3.3%

Operating profit	77,573	37,333
Operating profit margin	7.1%	4.1%

Other expense, net	(9,530)	(4,162)
Income tax expense	(14,503)	(11,422)
Net income	$53,540	$21,749
Net margin	4.9%	2.4%

Sales and Operations

Net sales increased 19.8 percent for the six months ended June 30, 2018, from the comparable period of 2017.  The increase was principally driven by our six acquisitions completed during 2017, three acquisitions completed in 2018, increased organic sales volume, and increased selling prices.  Our sales benefited from the overall continued improvement in the housing market, as well as our continued focus on organically growing our residential and commercial activity.

Our gross profit margins were 23.3 percent and 23.8 percent for the six months ended June 30, 2018 and 2017, respectively. Gross profit margin was negatively impacted by higher material costs and higher insurance costs, partially offset by volume leverage and improved selling prices.

Selling, general, and administrative expense, exclusive of the significant legal settlement discussed below, as a percent of sales, was 16.3 percent and 16.5 percent for the six months ended June 30, 2018 and 2017, respectively.  Decreased selling, general, and administrative expense as a percent of sales was a result of lower legal expense, lower bad debt expense, and lower employee moving expense, partially offset by higher amortization expense, higher acquisition related costs, and closure costs related to the USI acquisition.  We incurred a $30 million legal settlement during the six months ended June 30, 2017, related to the settlement of a breach of contract action related to our termination of an insulation supply agreement with Owens Corning.

Operating margins were 7.1 percent and 4.1 percent for the six months ended June 30, 2018 and 2017, respectively.  The increase in operating margins related to the $30 million legal settlement with Owens Corning incurred in the prior year, as well as overall increased sales volume, higher selling prices, and lower bad debt expense, partially offset by higher material costs, higher amortization expense, and higher acquisition related costs primarily related to the USI acquisition.

Closure and Related Costs

We incurred closure costs of $3.6 million for the six months ended June 30, 2018, related to the acquisition of USI including the closing of the St. Paul, Minnesota corporate office and consolidation of certain administrative functions to our Daytona Beach, Florida, Branch Support Center.  We incurred expense of $1.7 million during the six months ended June 30, 2017, related to the consolidation of certain back-office operations to our Daytona Beach, Florida, Branch Support Center.

Business Segment Results

The following table sets forth our net sales and operating profit margins by business segment, in thousands:

	Six Months Ended June 30,
	2018	2017	Percent Change
Sales by business segment:
Installation	$758,817	$611,870	24.0%
Distribution	393,387	345,306	13.9%
Intercompany eliminations and other adjustments	(54,792)	(41,355)
Net sales	$1,097,412	$915,821	19.8%

Operating profit by business segment:
Installation (exclusive of significant legal settlement, shown separately below)	$78,965	$56,123	40.7%
Significant legal settlement (Installation segment)	—	(30,000)
Distribution	37,912	32,506	16.6%
Intercompany eliminations and other adjustments	(9,725)	(6,980)
Operating profit before general corporate expense	107,152	51,649	107.5%
General corporate expense, net	(29,579)	(14,316)
Operating profit	$77,573	$37,333	107.8%

Operating profit margins:
Installation (exclusive of significant legal settlement)	10.4%	9.2%
Installation (inclusive of significant legal settlement)	10.4%	4.3%
Distribution	9.6%	9.4%
Operating profit margin before general corporate expense	9.8%	5.6%
Operating profit margin	7.1%	4.1%

Installation

Sales

Sales in the Installation segment increased $146.9 million, or 24.0 percent, for the six months ended June 30, 2018, compared to the same period in 2017.  Sales increased 14.1 percent from acquired branches and 2.8 percent due to increased selling prices.  Sales also increased due to increased sales volume related to a higher level of activity in new home construction and an increased sales volume of commercial installation.

Operating margins

Operating margins in the Installation segment were 10.4 percent and 4.3 percent for the six months ended June 30, 2018 and 2017, respectively.  The increase in operating margins was a result of the $30 million legal settlement with Owens Corning and higher selling prices, as well as lower legal fee expense and lower insurance costs.  The decrease was partially offset by higher material costs and higher amortization expense.

Distribution

Sales

Sales in the Distribution segment increased $48.1 million, or 13.9 percent, for the six months ended June 30, 2018, compared to the same period in 2017.  Sales increased 6.6 percent due to increased selling prices and 5.0 percent from acquired branches.  Sales also increased due to increased sales volume related to a higher level of activity in new home construction.

Operating margins

Operating margins in the Distribution segment were 9.6 percent and 9.4 percent for the six months ended June 30, 2018 and 2017, respectively.  Operating margins were positively impacted by higher selling prices and increased sales volume related to a higher level of activity in new home construction, partially offset by higher material costs and higher amortization costs.

OTHER ITEMS

Other expense, net

Other expense, net, which primarily consisted of interest expense, was $9.5 million and $4.2 million for the six months ended June 30, 2018 and 2017, respectively.  The increase in other expense, net for the six months ended June 30, 2018, primarily related to the issuance of the $400.0 million Senior Notes as well as accessing the $100.0 million delayed draw term loan to fund our acquisition of USI, and the issuance of $15.1 million of equipment notes.

Income tax expense

Income tax expense was $14.5 million, an ETR of 21.3 percent, for the six months ended June 30, 2018, compared to $11.4 million, an ETR of 34.4 percent, for the comparable period in 2017.  The lower 2018 rate was due to the lower Federal tax rate enacted by the Tax Cuts and Jobs Act and the impact of discrete benefits related to share-based compensation, partially offset by State tax adjustments from rate changes related to the USI acquisition and other minor legal entity restructuring.

Cash Flows and Liquidity

Significant sources (uses) of cash and cash equivalents for the six months ended June 30, 2018 and 2017, are summarized as follows, in thousands:

	Six Months Ended June 30,
	2018	2017
Changes in cash and cash equivalents:
Net cash provided by operating activities	$41,393	$25,671
Purchases of property and equipment	(27,521)	(8,571)
Acquisition of businesses, net of cash acquired of $15,756 in 2018	(499,050)	(83,932)
Proceeds from sale of property and equipment	427	126
Other investing, net	23	147
Proceeds from issuance of Senior Notes	400,000	—
Proceeds from issuance of term loan	100,000	250,000
Repayments of term loan	(7,500)	(180,000)
Proceeds from equipment notes	15,066	—
Repayments of equipment notes	(533)	—
Proceeds from revolving credit facility	90,000	—
Repayment of revolving credit facility	(90,000)	—
Payment of debt issuance costs	(7,717)	(2,150)
Taxes withheld and paid on employees' equity awards	(4,531)	(2,147)
Repurchase of shares of common stock	—	(39,286)
Payment of contingent consideration	(841)	—
Cash and cash equivalents increase (decrease)	$9,216	$(40,142)

Receivables, net	$396,220	$297,325
Inventories, net	158,495	111,640
Accounts payable	(283,708)	(243,000)
Receivables, net plus inventories, net less accounts payable	$271,007	$165,965

Increase in receivables, net plus inventories, net less accounts payable from prior year	$105,042	$22,763
Receivables, net plus inventories, net less accounts payable as a percentage of TTM net sales (a)	11.1%	8.8%

(a)	Net sales for the TTM have been adjusted for the pro forma effect of acquired branches.

Net cash flows provided by operating activities increased $15.7 million for the six months ended June 30, 2018, as compared to the prior year period.  The increase was primarily due to a $31.8 million increase in net income.  Generators of cash were partially offset by an increase in the change in receivables and inventory related to the growth in the business as well as a strategic buildup of inventory.

The increase in receivables, net plus inventories, net less accounts payable as a percentage of TTM net sales as of June 30, 2018, was primarily due to the acquisition of USI.  USI’s accounts payable terms are notably less favorable than TopBuild’s terms, which we are working to align.  The increase also relates to the buildup of inventory related to strategic inventory purchases.

Net cash used in investing activities was $525.3 million for the six months ended June 30, 2018, primarily comprised of $498.2 million of net cash for the acquisition of USI and ADO and substantially all of the assets of Santa Rosa, and $27.5 million for purchases of property and equipment partially related to our decision to begin purchasing rather than leasing vehicles, partially offset by $0.4 million of proceeds from the sale of property and equipment.  Net cash used in investing activities was $92.2 million for the six months ended June 30, 2017, primarily comprised of $83.9 million for the acquisitions of substantially all of the assets of Midwest, EcoFoam, MR Insulfoam, Capital, Superior, and Canyon and $8.6 million for purchases of property and equipment, partially offset by $0.1 million of proceeds from the sale of property and equipment.

Net cash provided by financing activities was $493.9 million for the six months ended June 30, 2018.  We received $400.0 million for the issuance of Senior Notes and $100.0 million from our delayed draw related to our acquisition of USI.  We received $15.1 million of proceeds from equipment financing notes related to our decision to begin purchasing rather than leasing vehicles.  We used $7.5 million for payments on our term loan, $7.7 million for payment of debt issuance costs related to our Amended Credit Agreement and our Senior Notes, $4.5 million for purchases of common stock for tax withholding obligations related to the vesting and exercise of share-based incentive awards during the six months ended June 30, 2018, and $0.5 million for payments on our equipment financing notes.  We also made a payment of $0.8 million of contingent consideration for EcoFoam.  We drew $90.0 million on our revolving credit facility and made repayments of $90.0 million during the six months ended June 30, 2018.  Net cash provided by financing activities was $26.4 million for the six months ended June 30, 2017, primarily comprised of $250.0 million of proceeds from the issuance of long-term debt related to our Amended Credit Agreement. We used $175.0 million of the proceeds to pay off all amounts outstanding under our Old Credit Agreement, $39.3 million for common stock repurchases related to our share repurchase programs, $5.0 million of repayments of our previous long-term debt, $2.2 million for payment of debt issuance costs, and $2.1 million for purchases of common stock for tax withholding obligations related to the vesting of share-based incentive awards during the six months ended June 30, 2017.

We have access to liquidity through our cash from operations and available borrowing capacity under our Amended Credit Agreement, which provides for borrowing and/or standby letter of credit issuances of up to $250.0 million under the Revolving Facility.  We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to support our ongoing operations and to fund our debt service requirements, capital expenditures, and working capital for at least the next twelve months.  Cash flows are seasonally stronger in the third and fourth quarters as a result of historically increased new construction activity during those periods.

The following table summarizes our liquidity, in thousands:

	As of
	June 30,	December 31,
	2018	2017
Cash and cash equivalents	$65,737	$56,521

Revolving Facility	250,000	250,000
Less: standby letters of credit	(59,288)	(47,055)
Capacity under Revolving Facility	190,712	202,945

Additional term loan capacity under delayed draw feature	―	100,000
Total liquidity	$256,449	$359,466

We occasionally use performance bonds to ensure completion of our work on certain larger customer contracts that can span multiple accounting periods.  Performance bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed.  We also have bonds outstanding for licensing and insurance.

The following table summarizes our outstanding bonds, in thousands:

	As of
	June 30,	December 31,
	2018	2017
Outstanding bonds:
Performance bonds	$57,512	$44,765
Licensing, insurance, and other bonds	19,965	17,013
Total bonds	$77,477	$61,778

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

CONTRACTUAL OBLIGATIONS

There have been no material changes to our contractual obligations from those previously disclosed in our Annual Report on Form 10-K except for the issuance of our $400.0 million Senior Notes, the accessing of $100.0 million delayed draw on our term loan during the second quarter of 2018 in connection with the acquisition of USI, as well as our issuance of equipment notes. See further information as disclosed in Note 4 – Long-Term Debt to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

FORWARD-LOOKING STATEMENTS

Statements contained in this report that reflect our views about future periods, including our future plans and performance, constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by words such as “will,” “would,” “anticipate,” “expect,” “believe,” “designed,” “plan,” or “intend,” the negative of these terms, and similar references to future periods.  These views involve risks and uncertainties that are difficult to predict and, accordingly, our actual results may differ materially from the results discussed in our forward-looking statements.  We caution you against unduly relying on any of these forward-looking statements.  Our future performance may be affected by our reliance on residential new construction, residential repair/remodel, and commercial construction; our reliance on third-party suppliers and manufacturers; our ability to attract, develop, and retain talented personnel and our sales and labor force; our ability to maintain consistent practices across our locations; and our ability to maintain our competitive position.  We discuss the material risks we face under the caption entitled “Risk Factors” in our Annual Report for the year ended December 31, 2017, as filed with the SEC on February 27, 2018, as well as under the caption entitled “Risk Factors” in this Quarterly Report.  Our forward-looking statements in this filing speak only as of the date of this filing.  Factors or events that could cause our actual results to differ may emerge from time to time and it is not possible for us to predict all of them.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements as a result of new information, future events, or otherwise.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our credit agreement became effective on May 5, 2017, and was amended on March 28, 2018, to facilitate the acquisition of USI.  The Amended Credit Agreement consists of a senior secured term loan facility in the amount of $250.0 million, $100.0 million of additional term loan capacity under a delayed draw feature, which was accessed as of May 1, 2018, and a revolving facility in the amount of $250.0 million.  In addition, on April 25, 2018, we issued $400.0 million of Senior Notes.  The Senior Notes bear a fixed rate of interest and therefore are excluded from the calculation below as they are not subject to fluctuations in interest rates.

Interest payable on both the term loan facility and revolving facility under the Amended Credit Agreement is based on a variable interest rate.  As a result, we are exposed to market risks related to fluctuations in interest rates on this outstanding indebtedness.  As of June 30, 2018, we had $336.3 million outstanding under our term loan facility, and the applicable interest rate as of such date was 3.23 percent.  Based on our outstanding borrowings under the Amended Credit Agreement as of June 30, 2018, a 100 basis point increase in the interest rate would result in a $3.3 million increase in our annualized interest expense.  There was no outstanding balance under the revolving facility as of June 30, 2018.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.

We acquired USI on May 1, 2018.  As permitted by the SEC Staff interpretive guidance for newly acquired businesses, management excluded USI from its evaluation of internal control over financial reporting for the period covered by this quarterly report on Form 10-Q.  We do not anticipate that the integration of USI will result in any material changes to our internal control over financial reporting, and we plan to incorporate USI into our evaluation within one year from the date of acquisition.  As the post-closing integration progresses, we will continue to review, and as appropriate to integrate, USI’s internal controls and processes.  See Part I. Financial Information – Note 12 – Business Combinations for the significance of USI to our consolidated financial statements.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the most recent fiscal quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Risks Related to the USI Acquisition and Any Other Acquired Businesses in the Future

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

Failure to successfully integrate USI, and any other acquired businesses, may result in reduced levels of revenue, earnings, or operating efficiency than might have been achieved if we had not acquired such businesses.

In addition, our acquisition of USI resulted, and any future acquisitions could result, in the incurrence of additional debt and related interest expense, contingent liabilities, and amortization expenses related to intangible assets, which could have a material adverse effect on our financial condition, operating results, and cash flow.

We may not be able to achieve the benefits that we expect to realize as a result of the acquisition of USI or any future acquisitions.  Failure to achieve such benefits could have an adverse effect on our financial condition and results of operations.

We may not be able to realize anticipated cost savings, revenue enhancements, or other synergies from the USI acquisition or any future acquisitions, either in the amount or within the time frame that we expect.  In addition, the costs of achieving these benefits may be higher than, and the timing may differ from, what we expect.  Our ability to realize anticipated cost savings, synergies, and revenue enhancements may be affected by a number of factors, including, but not limited to, the following:

•	the use of more cash or other financial resources on integration and implementation activities than we expect;

•

unanticipated increases in expenses unrelated to the USI acquisition or any future acquisition, which may offset the expected cost savings and other synergies from the USI acquisition or any future acquisition;

•	our ability to eliminate duplicative back office overhead and redundant selling, general, and administrative functions; and

•	our ability to avoid labor disruptions in connection with the integration of USI or any future acquisition, particularly in connection with any headcount reduction.

Specifically, while we expect the USI acquisition or any future acquisition to create opportunities to reduce our combined operating costs, these cost savings reflect estimates and assumptions made by our management, and it is possible that our actual results will not reflect these estimates and assumptions within our anticipated timeframe or at all.

If we fail to realize anticipated cost savings, synergies, or revenue enhancements, our financial results may be adversely affected, and we may not generate the cash flow from operations that we anticipate.

USI or any other acquired businesses may have liabilities that are not known to us.

USI or any other acquired businesses may have liabilities that we failed, or were unable, to discover in the course of performing our due diligence investigations of USI or any other acquired businesses.  We cannot assure you that the indemnification available to us under the acquisition agreement in respect of the USI acquisition or any other acquired businesses or the representation and warranty insurance procured by us in connection with such agreement will be sufficient in amount, scope, or duration to fully offset the possible liabilities associated with USI’s business or any other acquired businesses or property that we will assume upon consummation of the USI acquisition or any other acquired businesses.  We may learn additional information about USI or any other acquired businesses that materially adversely affects us, such as unknown or contingent liabilities and liabilities related to compliance with applicable laws.  Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition, and results of operation.

Adverse credit ratings could increase our costs of borrowing money and limit our access to capital markets and commercial credit.

Moody’s Investor Service and Standard & Poor’s routinely evaluate our credit ratings related to our Senior Notes.  If these rating agencies downgrade any of our current credit ratings, our borrowing costs could increase and our access to the capital and commercial credit markets could be adversely affected.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no repurchases of our common stock during the three months ended June 30, 2018, leaving approximately $65.0 million available for future repurchases as of June 30, 2018 under the 2017 Share Repurchase program. For more information see Note 11 – Share Repurchase Program.  All repurchases are normally made using cash resources.  Excluded from this disclosure are shares repurchased to settle statutory employee tax withholding related to the vesting of stock awards and exercise of options.

Period	Total Number of Shares Purchased	Average Price Paid per Common Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2018 - April 30, 2018	—	$—	—	$65,000
May 1, 2018 - May 31, 2018	—	$—	—	$65,000
June 1, 2018 - June 30, 2018	—	$—	—	$65,000
Total	—	$—	—

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

Item 5.  OTHER INFORMATION

Not applicable.

Item 6.  EXHIBITS

The Exhibits listed on the accompanying Index to Exhibits are filed or furnished (as noted on such Index) as part of this Form 10-Q and incorporated herein by reference.

INDEX TO EXHIBITS

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Title	Form	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Bylaws of TopBuild Corp., as amended	8-K	3.2	5/1/2018

3.2	Composite Certificate of Incorporation of TopBuild Corp.				X

4.1	Indenture, dated April 25, 2018, by and between TopBuild Escrow Corp. and U.S. Bank National Association, as Trustee	8-K	4.1	4/26/2018

4.2	Supplemental Indenture, dated May 1, 2018, by and among the Company, the Guarantors and U.S. Bank National Association, as Trustee	8-K	4.1	5/2/2018

10.1	Escrow Agreement, dated April 25, 2018, by and among TopBuild Corp., TopBuild Escrow Corp. and U.S. Bank National Association	8-K	10.1	4/26/2018

10.2	Separation Agreement, dated June 15, 2018, by and between TopBuild Corp. and Paul Joachimczyk	8-K	10.1	6/21/2018

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1‡	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2‡	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

‡Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOPBUILD CORP.

By:	/s/ John S. Peterson
Name:	John S. Peterson
Title:	Vice President and Chief Financial Officer
(Principal Financial Officer)

August 7, 2018