Form 10-Q
period 2018-09-30
TopBuild Corp
filed 2018-11-06
CIK 1633931

UNITED STATES

SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                  ☒ Yes            ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).          ☒ Yes            ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Smaller reporting company    ☐    Non-accelerated filer  ☐     Emerging growth company    ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes            ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at October 31, 2018
Common stock, par value $0.01 per share	35,384,990

TOPBUILD CORP.

GLOSSARY

We use acronyms, abbreviations, and other defined terms throughout this quarterly report on Form 10-Q, which are defined in the glossary below:

Term	Definition
2015 LTIP	2015 TopBuild Long-Term Incentive Plan, as amended from time to time
2016 Repurchase Program	$50 million share repurchase program authorized by the Board on March 1, 2016
2017 ASR Agreement	$100 million accelerated share repurchase agreement with Bank of America, N.A.
2017 Repurchase Program	$200 million share repurchase program authorized by the Board on February 24, 2017
ADO	ADO Products, LLC
Amended Credit Agreement	Senior secured credit agreement and related security and pledge agreement dated May 5, 2017, as amended March 28, 2018, with the Lenders
Annual Report	Annual report filed with the SEC on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Board	The Board of Directors of TopBuild Corp.
BofA	Bank of America, N.A.
Canyon	Canyon Insulation, Inc.
Capital	Capital Insulation, Inc.
EBITDA	Earnings before income taxes, depreciation, and amortization
EcoFoam	Bella Insulutions Inc., DBA EcoFoam/Insulutions
ETR	Effective tax rate
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCCR

Fixed charge coverage ratio is defined in the “Amended Credit Agreement” as the ratio of EBITDA less capital expenditures, and income taxes paid to the sum of cash interest paid, debt principal payments and restricted payments made excluding stock repurchases

GAAP	Generally accepted accounting principles in the United States of America
Guarantors	All wholly-owned domestic subsidiaries of TopBuild Corp.
Lenders	Bank of America, N.A., together with the other lenders party to the "Amended Credit Agreement"
LIBOR	London interbank offered rate
Midwest	Midwest Fireproofing, LLC
MR Insulfoam	MR Insulfoam, LLC
Net Leverage Ratio	As defined in the “Amended Credit Agreement,” the ratio of outstanding indebtedness, less up to $75 million of unrestricted cash, to EBITDA
NYSE	New York Stock Exchange
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

PART I – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

TOPBUILD CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands except share data)

	As of
	September 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$93,463	$56,521
Receivables, net of an allowance for doubtful accounts of $4,929 and $3,673 at September 30, 2018, and December 31, 2017, respectively	419,706	308,508
Inventories, net	161,875	131,342
Prepaid expenses and other current assets	24,074	15,221
Total current assets	699,118	511,592

Property and equipment, net	166,748	107,121
Goodwill	1,362,747	1,077,186
Other intangible assets, net	205,103	33,243
Deferred tax assets, net	17,634	18,129
Other assets	5,476	2,278
Total assets	$2,456,826	$1,749,549

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$300,938	$263,814
Current portion of long-term debt - term loan	19,688	12,500
Current portion of long-term debt - equipment notes	3,754	—
Accrued liabilities	116,243	75,087
Total current liabilities	440,623	351,401

Long-term debt - term loan	309,548	229,387
Long-term debt - equipment notes	15,128	—
Long-term debt - Senior Notes	393,769	—
Deferred tax liabilities, net	167,508	132,840
Long-term portion of insurance reserves	42,347	36,160
Other liabilities	1,868	3,242
Total liabilities	1,370,791	753,030

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value: 10,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2018, and December 31, 2017	—	—
Common stock, $0.01 par value: 250,000,000 shares authorized; 38,689,305 issued and 35,493,406 outstanding at September 30, 2018, and 38,626,378 shares issued and 35,586,916 outstanding at December 31, 2017	387	386
Treasury stock, 3,195,899 shares at September 30, 2018, and 3,039,462 shares at December 31, 2017, at cost	(171,075)	(141,582)
Additional paid-in capital	853,410	830,600
Retained earnings	403,313	307,115
Total equity	1,086,035	996,519
Total liabilities and equity	$2,456,826	$1,749,549

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands except share and per common share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales	$647,289	$489,044	$1,744,702	$1,404,865
Cost of sales	485,424	368,205	1,326,777	1,065,789
Gross profit	161,865	120,839	417,925	339,076

Selling, general, and administrative expense (exclusive of significant legal settlement, shown separately below)	95,648	71,277	274,134	222,181
Significant legal settlement	—	—	—	30,000
Operating profit	66,217	49,562	143,791	86,895

Other income (expense), net:
Interest expense	(9,381)	(2,479)	(19,026)	(5,767)
Loss on extinguishment of debt	—	—	—	(1,086)
Other, net	178	27	292	239
Other expense, net	(9,203)	(2,452)	(18,734)	(6,614)
Income before income taxes	57,014	47,110	125,057	80,281

Income tax expense	(14,356)	(15,717)	(28,859)	(27,139)
Net income	$42,658	$31,393	$96,198	$53,142

Income per common share:
Basic	$1.22	$0.90	$2.74	$1.47
Diluted	$1.19	$0.88	$2.69	$1.44

Weighted average shares outstanding:
Basic	35,091,388	35,022,113	35,084,694	36,203,497
Diluted	35,789,383	35,737,629	35,815,357	36,842,144

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2018	2017
Cash Flows Provided by (Used in) Operating Activities:
Net income	$96,198	$53,142
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,133	11,753
Share-based compensation	8,244	7,473
Loss on extinguishment of debt	—	1,086
Loss on sale or abandonment of property and equipment	764	614
Amortization of debt issuance costs	812	293
Change in fair value of contingent consideration	(373)	98
Provision for bad debt expense	3,003	2,498
Loss from inventory obsolescence	1,375	1,390
Deferred income taxes, net	(708)	266
Change in certain assets and liabilities
Receivables, net	(46,993)	(43,931)
Inventories, net	(15,333)	249
Prepaid expenses and other current assets	(5,560)	8,362
Accounts payable	17,768	(2,280)
Accrued liabilities	10,304	13,633
Other, net	(601)	(28)
Net cash provided by operating activities	96,033	54,618

Cash Flows Provided by (Used in) Investing Activities:
Purchases of property and equipment	(42,379)	(13,088)
Acquisition of businesses, net of cash acquired of $15,756 in 2018	(500,666)	(84,040)
Proceeds from sale of property and equipment	502	453
Other, net	31	178
Net cash used in investing activities	(542,512)	(96,497)

Cash Flows Provided by (Used in) Financing Activities:
Proceeds from issuance of Senior Notes	400,000	—
Proceeds from issuance of term loan	100,000	250,000
Repayment of term loan	(11,875)	(183,125)
Proceeds from equipment notes	20,104	—
Repayment of equipment notes	(1,222)	—
Proceeds from revolving credit facility	90,000	170,000
Repayment of revolving credit facility	(90,000)	(165,000)
Payment of debt issuance costs	(7,819)	(2,150)
Taxes withheld and paid on employees' equity awards	(5,433)	(4,475)
Repurchase of shares of common stock	(9,493)	(139,286)
Payment of contingent consideration	(841)	—
Net cash provided by (used in) financing activities	483,421	(74,036)

Cash and Cash Equivalents
Increase (decrease) for the period	36,942	(115,915)
Beginning of year	56,521	134,375
End of period	$93,463	$18,460

Supplemental disclosure of noncash investing activities:
Accruals for property and equipment	$546	$154

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

(In thousands except share data)

	Common	Treasury	Additional
	Stock	Stock	Paid-in	Retained
	($0.01 par value)	at cost	Capital	Earnings	Equity
Balance at December 31, 2016	$385	$(22,296)	$845,476	$148,982	$972,547
Net income	—	—	—	53,142	53,142
Share-based compensation	—	—	7,473	—	7,473
Issuance of 158,900 restricted share awards under long-term equity incentive plan	1	—	(1)	—	—
Repurchase of 858,393 shares of common stock pursuant to 2016 and 2017 Repurchase Programs	—	(39,286)	—	—	(39,286)
Repurchase of 1,507,443 shares of common stock pursuant to the 2017 ASR Agreement	—	(80,000)	(20,000)	—	(100,000)
113,087 shares of common stock withheld to pay taxes on employees' equity awards	—	—	(4,475)	—	(4,475)
Balance at September 30, 2017	$386	$(141,582)	$828,473	$202,124	$889,401

Balance at December 31, 2017	$386	$(141,582)	$830,600	$307,115	$996,519
Net income	—	—	—	96,198	96,198
Share-based compensation	—	—	8,244	—	8,244
Issuance of 90,760 restricted share awards under long-term equity incentive plan	1	—	(1)	—	—
Repurchase of 142,780 shares of common stock pursuant to 2017 Repurchase Program	—	(9,493)	—	—	(9,493)
Repurchase of 13,657 shares of common stock pursuant to the settlement of the 2017 ASR Agreement	—	(20,000)	20,000	—	—
97,429 shares of common stock withheld to pay taxes on employees' equity awards	—	—	(5,433)	—	(5,433)
Balance at September 30, 2018	$387	$(171,075)	$853,410	$403,313	$1,086,035

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

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to state fairly our financial position as of September 30, 2018, our results of operations for the three and nine months ended September 30, 2018 and 2017, and cash flows for the nine months ended September 30, 2018 and 2017.  The Condensed Consolidated Balance Sheet at December 31, 2017, was derived from our audited financial statements, but does not include all disclosures required by GAAP.

These condensed consolidated financial statements and related notes should be read in conjunction with the audited Consolidated Financial Statements included in the Company’s Annual Report for the year ended December 31, 2017.

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

Share-based Compensation.  Our share-based compensation program currently consists of RSAs and Options.  Share-based compensation expense is reported in selling, general, and administrative expense.  We do not capitalize any compensation cost related to share-based compensation awards.  The income tax benefits and deficiencies associated with share-based awards are reported as a component of income tax expense.  Excess tax benefits and deficiencies are included in net cash provided by (used in) operating activities while shares withheld for tax-withholding are reported in financing activities under the caption “Taxes withheld and paid on employees’ equity awards” in our Condensed Consolidated Statements of Cash Flows.  Award forfeitures are accounted for in the period they occur.

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

The following table represents our contract assets and contract liabilities with customers, in thousands:

	Included in Line Item on	As of
	Condensed Consolidated	September 30,	December 31,
	Balance Sheets	2018	2017
Contract Assets:
Receivables, unbilled	Receivables, net	$58,755	$37,142

Contract Liabilities:
Deferred revenue	Accrued liabilities	$19,782	$9,275

The increase in our contract asset and contract liability balances from December 31, 2017 is primarily a result of the USI acquisition.  Our contract liabilities are normally recognized to net sales in the immediately subsequent reporting period due to the generally short-term nature of our contracts with customers.

In August 2016 the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments”.  This standard addresses the diversity in practice of how certain cash receipts and payments are classified in the statement of cash flows, including contingent consideration payments made after a business combination which is relevant for us.  This update was effective for us beginning January 1, 2018, and we adopted the standard using a retrospective approach.  There was no impact to any prior periods.

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

Recently Issued Accounting Pronouncements Not Yet Adopted:

In February 2016 the FASB issued ASU 2016-02, “Leases.”  This standard requires a lessee to recognize most leases on its balance sheet.  Companies are required to use a modified retrospective transition method for all existing leases.  This standard is effective for annual periods beginning after December 15, 2018, and interim periods therein with early adoption permitted.  We plan to adopt this guidance on January 1, 2019.  We have identified substantially all of our contracts that fall within the scope of this guidance and are finalizing our evaluation of the impact of adoption on our financial position and results of operations.

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

In August 2018 the FASB issued ASU 2018-13, “Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.”  The new standard modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, including adjustments to Level 3 fair value measurement disclosures as well as the removal of disclosures around Level 1 and Level 2 transfers.  This update is effective for us beginning January 1, 2020.  Early adoption is permitted and the new standard will be applied on a prospective basis.  We have not yet selected an adoption date, and we are currently evaluating the effect of adoption of this standard on our financial position and results of operations.

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

The estimated fair values of the two reporting units substantially exceeded their respective carrying values.

Changes in the carrying amount of goodwill for the nine months ended September 30, 2018,  by segment, were as follows, in thousands:

	Gross Goodwill		Gross Goodwill	Accumulated	Net Goodwill
	at		at	Impairment	at
	December 31, 2017	Additions	September 30, 2018	Losses	September 30, 2018
Goodwill, by segment:
Installation	$1,422,920	$255,465	$1,678,385	$(762,021)	$916,364
Distribution	416,287	30,096	446,383	—	446,383
Total goodwill	$1,839,207	$285,561	$2,124,768	$(762,021)	$1,362,747

The following table sets forth our other intangible assets, in thousands:

	As of
	September 30,	December 31,
	2018	2017
Gross definite-lived intangible assets	$219,382	$54,872
Accumulated amortization	(14,279)	(21,629)
Net definite-lived intangible assets	$205,103	$33,243

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table sets forth a breakout of our intangible assets as of September 30, 2018, in thousands:

	Gross Definite‑lived Intangible Assets	Accumulated Amortization	Net Definite‑lived Intangible Assets
Trademarks and trade names	$13,435	$(979)	$12,456
Customer relationships	198,428	(11,401)	187,027
Non-competition agreements	7,519	(1,899)	5,620
Total	$219,382	$(14,279)	$205,103

The following table sets forth our amortization expense, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Amortization expense	$5,242	$1,516	$10,536	$1,955

4. LONG-TERM DEBT

On May 5, 2017, we and the Guarantors entered into a credit agreement with the Lenders.  All obligations under the credit agreement are guaranteed by the Guarantors, and all obligations under the credit agreement, including the guarantees of those obligations, are secured by substantially all of the assets of us and the Guarantors.

On March 28, 2018, we executed an amendment to our credit agreement, which primarily facilitated the acquisition of USI by (i) extending until August 29, 2018, the period during which the Company could access the $100.0 million delayed draw term loan feature and (ii) providing that the Company could issue up to $500.0 million of Senior Notes in connection with its acquisition of USI.  On May 1, 2018, we closed on our acquisition of USI.  The acquisition was funded through net proceeds from the issuance on April 25, 2018, of $400.0 million of 5.625% Senior Notes due in 2026 together with the net proceeds from the $100.0 million delayed draw term loan commitment accessed on May 1, 2018, under our Amended Credit Agreement.  These funds were also used for the payment of related fees and expenses, as well as for general corporate purposes.

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

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

We are required to pay commitment fees to the Lenders in respect of any unutilized commitments.  The commitment fees range from 0.15 percent to 0.275 percent per year, depending on our Secured Leverage Ratio.  We must also pay customary fees on outstanding letters of credit.

The following table outlines the key terms of our Amended Credit Agreement, dollars in thousands:

Senior secured term loan facility (original borrowing) (a)	$250,000
Additional delayed draw term loan (b)	$100,000

Additional term loan and/or revolver capacity available under incremental facility (c)	$200,000

Revolving Facility	$250,000
Sublimit for issuance of letters of credit under Revolving Facility (d)	$100,000
Sublimit for swingline loans under Revolving Facility (d)	$20,000

Interest rate as of September 30, 2018	3.33%
Scheduled maturity date	5/05/2022

(a)	The Amended Credit Agreement provides for a term loan limit of $350.0 million; $250.0 million was drawn on May 5, 2017.
(b)	On May 1, 2018, the net proceeds from the $100.0 million delayed draw term loan were used to partially fund the USI acquisition.
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

Beginning in the first quarter of 2018, the Company executed various equipment notes for the purpose of financing the purchase of vehicles and equipment.  The following table summarizes equipment notes entered into during the respective periods, in thousands:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Equipment notes	$5,038	$20,104

The following table sets forth our remaining principal payments for our outstanding Senior Notes, term loan and equipment notes as of September 30, 2018, in thousands:

	Payments Due by Period
	2018	2019	2020	2021	2022	Thereafter	Total
Senior Notes	$—	$—	$—	$—	$—	$400,000	$400,000
Term loan	4,375	21,875	26,250	30,625	248,750	—	331,875
Equipment notes	928	3,788	3,945	4,110	4,281	1,830	18,882
Total	$5,303	$25,663	$30,195	$34,735	$253,031	$401,830	$750,757

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table reconciles the principal balance of our outstanding debt to our Condensed Consolidated Balance Sheets, in thousands:

	As of
	September 30,	December 31,
Principal debt balances:	2018	2017
Current portion of long-term debt - term loan	$19,688	$12,500
Current portion of long-term debt - equipment notes	3,754	—
Long-term portion of long-term debt - Senior Notes	400,000	—
Long-term portion of long-term debt - term loan	312,187	231,250
Long-term portion of long-term debt - equipment notes	15,128	—
Unamortized debt issuance costs	(8,870)	(1,863)
Total net debt	$741,887	$241,887

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

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

We were in compliance with these key financial covenants under the Amended Credit Agreement as of September 30, 2018.

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

Fair Value on Non-Recurring Basis

Fair value measurements were applied to our long-term debt portfolio.  We believe the carrying value of our term loan approximates the fair market value primarily due to the fact that the non-performance risk of servicing our debt obligations, as reflected in our business and credit risk profile, has not materially changed since we assumed our debt obligations under the Amended Credit Agreement.  In addition, due to the floating-rate nature of our term loan, the market value is not subject to variability solely due to changes in the general level of interest rates as is the case with a fixed-rate debt obligation.    Based on active market trades of our Senior Notes close to September 30, 2018 (Level 1 fair value measurement), we estimate that the fair value of the Senior Notes is approximately $390.0 million compared to a gross carrying value of $400.0 million at September 30, 2018.

During all periods presented, there were no transfers between fair value hierarchical levels.

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

6. SEGMENT INFORMATION

The following table sets forth our net sales and operating results by segment, in thousands:

	Three Months Ended September 30,
	2018	2017	2018	2017
	Net Sales		Operating Profit (b)
Our operations by segment were (a):
Installation	$464,540	$333,238	$61,004	$40,862
Distribution	212,948	181,146	19,229	18,300
Intercompany eliminations	(30,199)	(25,340)	(5,658)	(4,413)
Total	$647,289	$489,044	74,575	54,749
General corporate expense, net (d)			(8,358)	(5,187)
Operating profit, as reported			66,217	49,562
Other expense, net			(9,203)	(2,452)
Income before income taxes			$57,014	$47,110

	Nine Months Ended September 30,
	2018	2017	2018	2017
	Net Sales		Operating Profit (b)
Our operations by segment were (a):
Installation (exclusive of significant legal settlement, shown separately below)	$1,223,357	$945,109	$139,969	$96,985
Significant legal settlement (Installation segment) (c)	—	—	—	(30,000)
Distribution	606,335	526,452	57,141	50,806
Intercompany eliminations	(84,990)	(66,696)	(15,382)	(11,393)
Total	$1,744,702	$1,404,865	181,728	106,398
General corporate expense, net (d)			(37,937)	(19,503)
Operating profit, as reported			143,791	86,895
Other expense, net			(18,734)	(6,614)
Income before income taxes			$125,057	$80,281

(a)	All of our operations are located in the U.S.
(b)

Segment operating profit for the three and nine months ended September 30, 2018 and 2017, includes an allocation of general corporate expenses attributable to the operating segments which is based on direct benefit or usage (such as salaries of corporate employees who directly support the segment).

(c)

Significant legal settlement expense of $30.0 million incurred during the nine months ended September 30, 2017, related to the settlement agreement with Owens Corning.  For more information see Note 7 – Other Commitments and Contingencies.

(d)

General corporate expense, net includes expenses not specifically attributable to our segments for functions such as corporate human resources, finance, and legal, including salaries, benefits, and other related costs.

7. OTHER COMMITMENTS AND CONTINGENCIES

Litigation.  During the first quarter of 2017, we recognized a $30.0 million expense for a legal settlement with Owens Corning in connection with a breach of contract action related to our termination of an insulation supply contract.  Under the terms of the settlement, we paid Owens Corning $30.0 million.  The settlement resulted in the dismissal of the lawsuit filed in May 2016 in Toledo, Ohio.  The settlement is reflected in the significant legal settlement line item within our Condensed Consolidated Statements of Operations for the nine months ended September 30, 2017.  The settlement is also reflected in our installation segment’s operating results for the nine months ended September 30, 2017.

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

8. INCOME TAXES

Our effective tax rates were 25.2 percent and 23.1 percent for the three and nine months ended September 30, 2018, respectively.  The effective tax rates for the three and nine months ended September 30, 2017, were 33.4 percent and 33.8 percent, respectively.  The 2018 rates are lower due to the lower Federal tax rate enacted by the Tax Cuts and Jobs Act and the impact of discrete benefits related to share-based compensation, partially offset by State tax adjustments from rate changes related to the USI acquisition and from return to accrual adjustments for tax returns filed in 2018 related to 2017.

A tax benefit of $0.5 million and $3.1 million related to share-based compensation was recognized in our Condensed Consolidated Statements of Operations as a discrete item in income tax expense for the three and nine months ended September 30, 2018, respectively.

At September 30, 2018, the net deferred tax liability of $149.9 million consisted of net long-term deferred tax assets of $17.6 million and net long-term deferred tax liabilities of $167.5 million.  The increase of the net deferred tax liability was primarily related to the acquisition of USI and related tax elections, return to accrual adjustments for tax returns filed in 2018 related to 2017, and other minor legal entity restructuring.

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

Basic and diluted net income per share were computed as follows, in thousands, except share and per share amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income - basic and diluted	$42,658	$31,393	$96,198	$53,142

Weighted average number of common shares outstanding - basic	35,091,388	35,022,113	35,084,694	36,203,497

Dilutive effect of common stock equivalents:
RSAs with service-based conditions	135,347	216,724	161,474	215,069
RSAs with market-based conditions	252,278	202,292	245,127	174,559
RSAs with performance-based conditions	23,875	—	7,958	—
Stock options	286,495	296,500	316,104	249,019

Weighted average number of common shares outstanding - diluted	35,789,383	35,737,629	35,815,357	36,842,144

Basic net income per common share	$1.22	$0.90	$2.74	$1.47

Diluted net income per common share	$1.19	$0.88	$2.69	$1.44

The following table summarizes shares excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Anti-dilutive common stock equivalents:
RSAs with service-based conditions	9,775	—	3,466	610
RSAs with market-based conditions	—	—	—	—
RSAs with performance-based conditions	—	—	—	—
Stock options	76,030	5,010	62,528	59,298
Total anti-dilutive common stock equivalents	85,805	5,010	65,994	59,908

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

10. SHARE-BASED COMPENSATION

Our eligible employees currently participate in the 2015 LTIP.  The 2015 LTIP authorizes the Board to grant stock options, stock appreciation rights, restricted shares, restricted share units, performance awards, and dividend equivalents.  All grants are made by issuing new shares and no more than 4.0 million shares of common stock may be issued under the 2015 LTIP.  As of September 30, 2018, we had 2.6 million shares available under the 2015 LTIP.

Share-based compensation expense is included in selling, general, and administrative expense.  The income tax effect associated with vesting of awards is included in income tax expense.  The following table presents the amounts recognized in our Condensed Consolidated Statements of Operations, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Share-based compensation expense	$2,848	$2,372	$8,244	$7,473
Income tax benefit realized from award vestings	$545	$1,619	$3,140	$2,634

The following table presents a summary of our share-based compensation activity for the nine months ended September 30, 2018, in thousands, except per share amounts:

	RSAs		Options
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance December 31, 2017	591.2	$30.92	683.5	$11.13	$28.97	$31,969.7
Granted	91.7	$85.43	77.3	$27.44	$74.50
Converted/Exercised	(142.4)	$26.77	(134.5)	$10.91	$28.37	$6,246.7
Forfeited	(40.2)	$39.76	(14.9)	$16.98	$45.46
Balance September 30, 2018	500.3	$41.30	611.4	$13.10	$34.45	$14,990.9

Exercisable September 30, 2018 (a)			203.8	$10.65	$27.55	$5,965.9

(a)	The weighted average remaining contractual term for vested options is 7.0 years.

We had unrecognized share-based compensation expense relating to unvested awards as shown in the following table, dollars in thousands:

	As of September 30, 2018
	Unrecognized Compensation Expense on Unvested Awards	Weighted Average Remaining Vesting Period
Unrecognized compensation expense related to unvested awards:
RSAs	$10,777	1.1 years
Options	3,719	1.1 years
Total unrecognized compensation expense related to unvested awards	$14,496

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Our RSAs with performance-based conditions are evaluated on a quarterly basis with adjustments to compensation expense based on the likelihood of the performance target being achieved or exceeded.  The following table shows the range of payouts and the related expense for our outstanding RSAs with performance-based conditions, in thousands:

		Payout Ranges and Related Expense
RSAs with Performance-Based Conditions	Grant Date Fair Value	0%	25%	100%	200%
February 22, 2016	$1,944	$—	$486	$1,944	$3,888
February 21, 2017	$2,012	$—	$503	$2,012	$4,024
February 19, 2018	$2,303	$—	$576	$2,303	$4,606

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

11.  SHARE REPURCHASE PROGRAM

On March 1, 2016, our Board authorized the 2016 Repurchase Program, which expired on February 28, 2017.  Under the 2016 Repurchase Program we repurchased a total of 788,399 shares of our common stock for an approximate cost of $26.6 million, or $33.72 per share.

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

The following table sets forth our share repurchases under the 2016 and 2017 Share Repurchase Programs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018		2017
Number of shares repurchased	142,780	1,507,443		156,437	2,365,836
Share repurchase cost (in thousands)	$9,493	$100,000	$	(a)	$139,286
Average price per share	$66.49	$66.34	$	(a)	$58.87

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(a)

On May 5, 2017, under the 2017 Repurchase Program, we entered into the 2017 ASR Agreement.  When the agreement became effective on July 5, 2017, we paid BofA $100.0 million in exchange for an initial delivery of 1.5 million shares of our common stock, representing an estimated 80 percent of the total number of shares we expected to receive under the 2017 ASR Agreement.  During the nine months ended September 30, 2018, we received an additional 13,657 shares of our common stock from BofA, representing the final settlement of the 2017 ASR Agreement.  We purchased a total of 1,521,100 shares of our common stock under the 2017 ASR Agreement at an average price per share of $65.74.  Subsequent to the completion of the 2017 ASR Agreement, we purchased an additional 142,780 shares of our common stock at an average price per share of $66.49 under the 2017 Repurchase Program.

12.  BUSINESS COMBINATIONS

As part of our strategy to supplement our organic growth and expand our access to additional markets and products, we completed three acquisitions during the nine months ended September 30, 2018, and six acquisitions during the nine months ended September 30, 2017.  Each acquisition was accounted for as a business combination under ASC 805, “Business Combinations.”  Acquisition related costs for the three and nine months ended September 30, 2018, were $0.6 million and $13.9 million, respectively. Acquisition related costs for the three and nine months ended September 30, 2017, were $0.3 million and $0.7 million, respectively.  Acquisition costs are included in selling, general, and administrative expense in our Condensed Consolidated Statements of Operations.

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

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

On May 1, 2018, we acquired USI, a leading distributor and installer of insulation in both residential and commercial construction markets.  Our payment of $487.0 million, which included the purchase price of $475.0 million and adjustments for cash and working capital, was funded through net proceeds from the issuance on April 25, 2018, of $400.0 million of Senior Notes together with the net proceeds from the $100.0 million delayed draw term loan commitment under our Amended Credit Agreement.  For additional information see Note 4 – Long-Term Debt.

Revenue and net income since the respective acquisition dates included in our Condensed Consolidated Statements of Operations were as follows, in thousands:

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
2018 Acquisitions	Net Sales	Net Income	Net Sales	Net Income
ADO	$6,631	$67	$17,934	$90
Santa Rosa	1,550	116	4,438	456
USI	100,333	6,457	169,028	8,074
	$108,514	$6,640	$191,400	$8,620

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
2017 Acquisitions	Net Sales	Net Income	Net Sales	Net Income
Midwest	$4,503	$12	$12,711	$152
EcoFoam	6,706	669	15,943	894
Superior	3,323	260	6,189	597
Canyon	6,556	925	8,289	1,146
All others	2,808	330	5,749	707
	$23,896	$2,196	$48,881	$3,496

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

	Pro Forma for the Three Months Ended September 30,		Pro Forma for the Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales	$647,289	$594,303	$1,878,179	$1,743,331
Net income	$42,658	$37,799	$105,410	$72,214

The following table details the additional expense included in the unaudited pro forma net income as if the 2018 acquisitions described above had taken place on January 1, 2017, and as if the 2017 acquisitions had taken place on January 1, 2016.  Our pro forma results are presented below, in thousands:

	Pro Forma for the Three Months Ended September 30,		Pro Forma for the Nine Months Ended September 30,
	2018	2017	2018	2017
Amortization of intangible assets	$—	$4,088	$5,039	$12,263
Income tax expense (using normalized 27% ETR for 2018 and 38% ETR for 2017)	$—	$3,926	$3,407	$11,689

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Purchase Price Allocations

The estimated fair values of the assets acquired and liabilities assumed for the 2018 acquisitions, as well as the fair value of consideration transferred, approximated the following as of September 30, 2018, in thousands:

	2018 Acquisitions
	Completed During the Nine Months Ended September 30, 2018
	ADO	Santa Rosa	USI	Total
Estimated fair values:
Cash	$939	$—	$14,817	$15,756
Accounts receivable	3,434	1,433	62,302	67,169
Inventories	2,337	104	14,135	16,576
Prepaid and other assets	135	7	3,929	4,071
Property and equipment	951	522	34,215	35,688
Intangible assets	14,090	1,850	165,900	181,840
Goodwill	2,631	2,764	280,188	285,583
Accounts payable	(908)	(1,099)	(17,927)	(19,934)
Accrued liabilities	(609)	—	(34,686)	(35,295)
Deferred tax liability	—	—	(35,871)	(35,871)
Net assets acquired	$23,000	$5,581	$487,002	$515,583

	2018 Acquisitions
	Completed During the Nine Months Ended September 30, 2018
	ADO	Santa Rosa	USI	Total
Fair value of consideration transferred:
Cash	$22,172	$5,581	$487,002	$514,755
Deferred consideration	—	—	—	—
Contingent consideration	828	—	—	828
Total consideration transferred	$23,000	$5,581	$487,002	$515,583

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The estimated fair values of the assets acquired and liabilities assumed for the 2017 acquisitions, as well as the fair value of consideration transferred, approximated the following as of September 30, 2018, in thousands:

	2017 Acquisitions
	Completed During the Nine Months Ended September 30, 2017
	Midwest	EcoFoam	Superior	Canyon	All others	Total
Estimated fair values:
Accounts receivable	$6,576	$3,819	$2,012	$8,222	$678	$21,307
Inventories	75	1,119	321	575	141	2,231
Prepaid and other assets	—	27	1	29	6	63
Property and equipment	655	1,544	361	460	357	3,377
Intangible assets	2,740	6,700	5,280	15,220	3,640	33,580
Goodwill	3,538	10,796	3,662	10,072	4,037	32,105
Accounts payable	(1,359)	(1,378)	(681)	(163)	(26)	(3,607)
Accrued liabilities	—	(302)	(4)	—	—	(306)
Net assets acquired	$12,225	$22,325	$10,952	$34,415	$8,833	$88,750

	2017 Acquisitions
	Completed During the Nine Months Ended September 30, 2017
	Midwest	EcoFoam	Superior	Canyon	All others	Total
Fair value of consideration transferred:
Cash (a)	$12,225	$20,822	$10,952	$33,532	$8,833	$86,364
Deferred consideration	—	—	—	883	—	883
Contingent consideration	—	1,503	—	—	—	1,503
Total consideration transferred	$12,225	$22,325	$10,952	$34,415	$8,833	$88,750

(a) For Canyon, includes $1,667 of deferred consideration paid during the nine months ended September 30, 2018.

Estimates of acquired intangible assets related to the acquisitions are as follows, as of September 30, 2018, dollars in thousands:

	Estimated Fair Value	Weighted Average Estimated Useful Life (Years)
2018 Acquisitions:
Customer relationships	$169,320	12
Trademarks and trade names	11,260	9
Non-competition agreements	1,260	5
Total intangible assets for 2018 acquisitions	$181,840	11

2017 Acquisitions:
Customer relationships	$26,170	10
Trademarks and trade names	1,780	10
Non-competition agreements	5,630	5
Total intangible assets for 2017 acquisitions	$33,580	9

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

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Goodwill to be recognized in connection with these acquisitions is attributable to the synergies expected to be realized and improvements in the businesses after the acquisitions.  Of the $285.6 million of goodwill recorded from the 2018 acquisitions, $33.5 million is expected to be deductible for income tax purposes.

Contingent Consideration

The acquisition of EcoFoam includes a contingent consideration arrangement that requires additional consideration to be paid by TopBuild to the sellers of EcoFoam based on EcoFoam’s attainment of annual revenue targets over a three-year period.  In the second quarter of 2018 we made the first contingent payment of $0.8 million.  The total amount of undiscounted contingent consideration which TopBuild may be required to pay under the arrangement is $2.5 million.  The fair value of $2.1 million contingent consideration recognized on the acquisition date was estimated by applying the income approach using discounted cash flows.  That measure is based on significant Level 3 inputs not observable in the market.  The significant assumption includes a discount rate of 9.5 percent.  Changes in the fair value measurement each period reflect the passage of time as well as the impact of adjustments, if any, to the likelihood of achieving the specified targets.

The acquisition of ADO includes a contingent consideration arrangement that requires additional consideration to be paid by TopBuild to the sellers of ADO based on the achievement of certain EBITDA thresholds over a two-year period.  The range of the undiscounted amounts TopBuild may be required to pay under the contingent consideration agreement is between zero and $1.0 million.  The fair value of the contingent consideration recognized on the acquisition date of $0.8 million was estimated by applying the income approach using discounted cash flows.  That measure is based on significant Level 3 inputs not observable in the market.  The significant assumption includes a discount rate of 9.5 percent.  Changes in the fair value measurement each period reflect the passage of time as well as the impact of adjustments, if any, to the likelihood of achieving the specified targets.

Contingent consideration is recorded in the Condensed Consolidated Balance Sheets in accrued liabilities and other liabilities.  Adjustments to the fair value of contingent consideration are reflected in selling, general, and administrative expense in the Condensed Consolidated Statements of Operations and are included in the acquisition related costs above.

The following table presents the fair value of contingent consideration, in thousands:

	EcoFoam	ADO
Date of Acquisition	February 27, 2017	January 10, 2018
Fair value of contingent consideration recognized at acquisition date	$2,110	$828

Contingent consideration at December 31, 2017	$2,259	$—
Additions	—	828
Change in fair value of contingent consideration during the nine months ended September 30, 2018	120	(493)
Payment of contingent consideration during the nine months ended September 30, 2018	(841)	—
Liability balance for contingent consideration at September 30, 2018	$1,538	$335

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

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In connection with the acquisition of USI, management performed an evaluation of the resources necessary to effectively operate the acquired business.  During the second quarter of 2018, management committed to a plan to close the existing USI corporate office in St. Paul, Minnesota, and consolidate certain administrative functions to our Daytona Beach, Florida, Branch Support Center.  As a result, the Company expects to incur approximately $6.6 million of closure costs in connection with this activity.  Closure costs pertaining to the USI acquisition are primarily included in general corporate expenses for segment reporting purposes.

The following table details our total estimated closure costs by cost type, of which $2.2 million were incurred during the three months ended September 30, 2018, pertaining to the above closure and transition related to the USI acquisition, in thousands:

		Closure Costs		Non-Cash
		Incurred for the	Cash Payments for	Adjustments for
	Closure Costs	Nine Months	the Nine Months	the Nine Months	Closure Costs
Segment /	Liability at	Ended	Ended	Ended	Liability at
Cost Type	December 31, 2017	September 30, 2018	September 30, 2018	September 30, 2018	September 30, 2018
Corporate:
Severance	$—	$5,681	$(2,247)	$(223)	$3,211
Lease abandonment	—	400	(66)	—	334
Other costs	—	9	(9)	—	—
Total Corporate:	$—	$6,090	$(2,322)	$(223)	$3,545

We expect to pay the remaining closure costs primarily within one year. Non-cash adjustments in the table above relate to true-up of estimates to actual amounts and other subsequent changes.

14.  ACCRUED LIABILITIES

The following table sets forth the components of accrued liabilities, in thousands:

	As of
	September 30,	December 31,
	2018	2017
Accrued liabilities:
Salaries, wages, and commissions	$34,448	$25,470
Insurance liabilities	27,574	19,770
Other	54,221	29,847
Total accrued liabilities	$116,243	$75,087

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

TopBuild, headquartered in Daytona Beach, Florida, is the leading installer and distributor of insulation and building material products to the U.S. construction industry.  We trade on the NYSE under the ticker symbol “BLD.”

We operate in two segments:  Installation (TruTeam) and Distribution (Service Partners).  Our Installation segment installs insulation and other building products nationwide through our TruTeam contractor services business, which, as of September 30, 2018, had over 200  branches located in 41 states.  We install various insulation applications, including fiberglass batts and rolls, blown-in loose fill fiberglass, blown-in loose fill cellulose, and polyurethane spray foam.  Additionally, we install other building products including rain gutters, glass and windows, after-paint products, garage doors, fireplaces, shower enclosures, and closet shelving.  We handle every stage of the installation process, including procurement of material from leading manufacturers, project scheduling and logistics, multi-phase professional installation, and installation quality assurance.

Our Distribution segment sells and distributes insulation and other building products, including rain gutters, fireplaces, closet shelving, and roofing materials through our Service Partners business, which, as of September 30, 2018, had over 75 branches located in 32 states.  Our Service Partners customer base consists of thousands of insulation contractors of all sizes, gutter contractors, weatherization contractors, other contractors, dealers, metal building erectors, and modular home builders.

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

For additional details pertaining to our operating results by segment, see Note 6 – Segment Information to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference.

THIRD QUARTER 2018 VERSUS THIRD QUARTER 2017

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

The following table sets forth our net sales, gross profit, operating profit, and margins, as reported in our Condensed Consolidated Statements of Operations, in thousands:

	Three Months Ended September 30,
	2018	2017
Net sales	$647,289	$489,044
Cost of sales	485,424	368,205
Cost of sales ratio	75.0%	75.3%

Gross profit	161,865	120,839
Gross profit margin	25.0%	24.7%

Selling, general, and administrative expense	95,648	71,277
Selling, general, and administrative expense to sales ratio	14.8%	14.6%

Operating profit	66,217	49,562
Operating profit margin	10.2%	10.1%

Other expense, net	(9,203)	(2,452)
Income tax expense	(14,356)	(15,717)
Net income	$42,658	$31,393
Net margin	6.6%	6.4%

Sales and Operations

Net sales increased 32.4 percent for the three months ended September 30, 2018, from the comparable period of 2017.  The increase was principally driven by our three acquisitions completed in 2018, increased selling prices, and increased organic sales volume.  Our sales volume benefited from overall growth in the housing market, as well as our continued focus on organically growing our residential and commercial business.

Our gross profit margins were 25.0 percent and 24.7 percent for the three months ended September 30, 2018 and 2017, respectively.  Gross profit margin improved as increased selling prices and USI acquisition synergies more than offset the negative impact of higher material costs.

Selling, general, and administrative expense, as a percentage of sales, was 14.8 percent and 14.6 percent for the three months ended September 30, 2018 and 2017, respectively.  Increased selling, general, and administrative expense as a percentage of sales was primarily a result of higher amortization, acquisition and closure costs related to the USI acquisition, partially offset by USI acquisition synergies and lower fixed costs as a  percentage of sales due to higher sales volume.

Operating margins were 10.2 percent and 10.1 percent for the three months ended September 30, 2018 and 2017, respectively.  The increase in operating margins was due to increased selling prices, USI acquisition synergies, and lower fixed costs as a  percentage of sales due to higher sales volume, partially offset by higher material costs and higher amortization, acquisition and closure costs related to the USI acquisition.

Closure and Related Costs

We incurred costs of $2.2 million for the three months ended September 30, 2018, related to the acquisition of USI, including the closing of USI’s St. Paul, Minnesota corporate office and consolidation of certain administrative functions to our Daytona Beach, Florida, Branch Support Center.  See Note 13 – Closure Costs to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.  We incurred an expense of $0.3 million for the three months ended September 30, 2017, related to the consolidation of certain back-office operations to our Daytona Beach, Florida, Branch Support Center.

Business Segment Results

The following table sets forth our net sales and operating profit margins by business segment, in thousands:

	Three Months Ended September 30,
	2018	2017	Percent Change
Sales by business segment:
Installation	$464,540	$333,238	39.4%
Distribution	212,948	181,146	17.6%
Intercompany eliminations and other adjustments	(30,199)	(25,340)
Net sales	$647,289	$489,044	32.4%

Operating profit by business segment:
Installation	$61,004	$40,862	49.3%
Distribution	19,229	18,300	5.1%
Intercompany eliminations and other adjustments	(5,658)	(4,413)
Operating profit before general corporate expense	74,575	54,749	36.2%
General corporate expense, net	(8,358)	(5,187)
Operating profit	$66,217	$49,562	33.6%

Operating profit margins:
Installation	13.1%	12.3%
Distribution	9.0%	10.1%
Operating profit margin before general corporate expense	11.5%	11.2%
Operating profit margin	10.2%	10.1%

Installation

Sales

Sales in the Installation segment increased $131.3 million, or 39.4 percent, for the three months ended September 30, 2018, as compared to the same period in 2017.  Sales increased 28.0 percent from acquired branches and 4.9 percent due to increased selling prices.  Sales volume increased due to overall growth in the housing market, as well as our continued focus on organically growing our residential and commercial business.

Operating margins

Operating margins in the Installation segment were 13.1 percent and 12.3 percent for the three months ended September 30, 2018 and 2017, respectively.  The increase in operating margins was due to increased selling prices, USI acquisition synergies, and lower fixed costs as a  percentage of sales due to higher sales volume, partially offset by higher material costs and higher amortization expense.

Distribution

Sales

Sales in the Distribution segment increased $31.8 million, or 17.6 percent, for the three months ended September 30, 2018, as compared to the same period in 2017.  Sales increased 8.8 percent from acquired branches and 7.6 percent due to increased selling prices.  Sales volume increased due to overall growth in the housing market, as well as our continued focus on organic growth.

Operating margins

Operating margins in the Distribution segment were 9.0 percent and 10.1 percent for the three months ended September 30, 2018 and 2017, respectively.  Operating margins were negatively impacted by higher material costs and higher amortization expense, partially offset by higher selling prices and lower fixed costs as a  percentage of sales due to higher sales volume.

OTHER ITEMS

Other expense, net

Other expense, net, which primarily consisted of interest expense, was $9.2 million and $2.5 million for the three months ended September 30, 2018 and 2017, respectively.  The increase in other expense, net for the three months ended September 30, 2018, primarily related to the issuance of our $400.0 million Senior Notes and our borrowing of the $100.0 million delayed draw term loan to fund our acquisition of USI, as well as the issuance of $20.1 million of equipment notes in 2018.

Income tax expense

Income tax expense was $14.4 million, an ETR of 25.2 percent, for the three months ended September 30, 2018, compared to $15.7 million, an ETR of 33.4 percent, for the comparable period in 2017.  The lower 2018 rate was due to the lower Federal tax rate enacted by the Tax Cuts and Jobs Act and the impact of discrete benefits related to share-based compensation, partially offset by return to accrual adjustments for tax returns filed in 2018 related to 2017.

FIRST NINE MONTHS 2018 VERSUS FIRST NINE MONTHS 2017

The following table sets forth our net sales, gross profit, operating profit, and margins, as reported in our Condensed
Consolidated Statements of Operations, in thousands:

	Nine Months Ended September 30,
	2018	2017
Net sales	$1,744,702	$1,404,865
Cost of sales	1,326,777	1,065,789
Cost of sales ratio	76.0%	75.9%

Gross profit	417,925	339,076
Gross profit margin	24.0%	24.1%

Selling, general, and administrative expense (exclusive of significant legal settlement, shown separately below)	274,134	222,181
Selling, general, and administrative expense (exclusive of significant legal settlement, shown separately below) to sales ratio	15.7%	15.8%

Significant legal settlement	—	30,000
Significant legal settlement to sales ratio	—%	2.1%

Operating profit	143,791	86,895
Operating profit margin	8.2%	6.2%

Other expense, net	(18,734)	(6,614)
Income tax expense	(28,859)	(27,139)
Net income	$96,198	$53,142
Net margin	5.5%	3.8%

Sales and Operations

Net sales increased 24.2 percent for the nine months ended September 30, 2018, from the comparable period of 2017.  The increase was principally driven by our three acquisitions completed in 2018, six acquisitions completed during 2017, increased selling prices, and increased organic sales volume.  Our sales volume benefited from overall growth in the housing market, as well as our continued focus on organically growing our residential and commercial business.

Our gross profit margins were 24.0 percent and 24.1 percent for the nine months ended September 30, 2018 and 2017, respectively. Gross profit margin was negatively impacted by higher material costs, partially offset by USI acquisition synergies and increased selling prices.

Selling, general, and administrative expense, exclusive of the significant legal settlement discussed below, as a percentage of sales, was 15.7 percent and 15.8 percent for the nine months ended September 30, 2018 and 2017, respectively.  Decreased selling, general, and administrative expense as a percentage of sales was a result of lower fixed costs as  a percentage of sales due to higher sales volume, USI acquisition synergies and lower legal expenses, partially offset by higher amortization, acquisition and closure costs related to the USI acquisition.  We incurred a $30 million legal settlement during the nine months ended September 30, 2017, related to the settlement of a breach of contract action related to our termination of an insulation supply agreement with Owens Corning.

Operating margins were 8.2 percent and 6.2 percent for the nine months ended September 30, 2018 and 2017, respectively, inclusive of the significant Owens Corning legal settlement.  The increase in operating margins for the 2018 period primarily resulted from the $30 million legal settlement with Owens Corning incurred in the prior year, higher selling prices, USI acquisition synergies, lower legal expenses and lower fixed costs as a  percentage of sales due to higher sales volume, partially offset by higher material costs and higher amortization, acquisition and closure costs related to the USI acquisition.

Closure and Related Costs

We incurred closure costs of $5.9 million for the nine months ended September 30, 2018, related to the acquisition of USI including the closing of USI’s St. Paul, Minnesota corporate office and consolidation of certain administrative functions to our Daytona Beach, Florida, Branch Support Center.  See Note 13 – Closure Costs to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report. We incurred expenses of $2.0 million during the nine months ended September 30, 2017 related to the consolidation of certain back-office operations to our Daytona Beach, Florida, Branch Support Center.

Business Segment Results

The following table sets forth our net sales and operating profit margins by business segment, in thousands:

	Nine Months Ended September 30,
	2018	2017	Percent Change
Sales by business segment:
Installation	$1,223,357	$945,109	29.4%
Distribution	606,335	526,452	15.2%
Intercompany eliminations and other adjustments	(84,990)	(66,696)
Net sales	$1,744,702	$1,404,865	24.2%

Operating profit by business segment:
Installation (exclusive of significant legal settlement, shown separately below)	$139,969	$96,985	44.3%
Significant legal settlement (Installation segment)	—	(30,000)
Distribution	57,141	50,806	12.5%
Intercompany eliminations and other adjustments	(15,382)	(11,393)
Operating profit before general corporate expense	181,728	106,398	70.8%
General corporate expense, net	(37,937)	(19,503)
Operating profit	$143,791	$86,895	65.5%

Operating profit margins:
Installation (exclusive of significant legal settlement)	11.4%	10.3%
Installation (inclusive of significant legal settlement)	11.4%	7.1%
Distribution	9.4%	9.7%
Operating profit margin before general corporate expense	10.4%	7.6%
Operating profit margin	8.2%	6.2%

Installation

Sales

Sales in the Installation segment increased $278.2 million, or 29.4 percent, for the nine months ended September 30, 2018, compared to the same period in 2017.  Sales increased 19.0 percent from acquired branches and 3.6 percent due to increased selling prices.  Sales volume increased due to overall growth in the housing market, as well as our continued focus on organically growing our residential and commercial business.

Operating margins

Operating margins in the Installation segment were 11.4 percent and 7.1 percent for the nine months ended September 30, 2018 and 2017, respectively.  The increase in operating margins related to the $30 million legal settlement with Owens Corning incurred in the prior year, as well as higher selling prices, USI acquisition synergies, lower legal expenses and lower fixed costs as a  percentage of sales due to higher sales volume, partially offset by higher material costs and higher amortization, acquisition and closure costs related to the USI acquisition.

Distribution

Sales

Sales in the Distribution segment increased $79.9 million, or 15.2 percent, for the nine months ended September 30, 2018, compared to the same period in 2017.  Sales increased 7.0 percent due to increased selling prices and 6.3 percent from acquired branches.  Sales volume increased due to overall growth in the housing market, as well as our continued focus on organic growth.

Operating margins

Operating margins in the Distribution segment were 9.4 percent and 9.7 percent for the nine months ended September 30, 2018 and 2017, respectively.  Operating margins were negatively impacted by higher material costs and higher amortization expense, partially offset by higher selling prices and lower fixed costs as a  percentage of sales due to higher sales volume.

OTHER ITEMS

Other expense, net

Other expense, net, which primarily consisted of interest expense, was $18.7 million and $6.6 million for the nine months ended September 30, 2018 and 2017, respectively.  The increase in other expense, net for the nine months ended September 30, 2018, primarily related to the issuance of our $400.0 million Senior Notes and our borrowing of the $100.0 million delayed draw term loan to fund our acquisition of USI, as well as the issuance of $20.1 million of equipment notes in 2018.

Income tax expense

Income tax expense was $28.9 million, an ETR of 23.1 percent, for the nine months ended September 30, 2018, compared to $27.1 million, an ETR of 33.8 percent, for the comparable period in 2017.  The lower 2018 rate was due to the lower Federal tax rate enacted by the Tax Cuts and Jobs Act and the impact of discrete benefits related to share-based compensation, partially offset by State tax adjustments from rate changes related to the USI acquisition and from return to accrual adjustments for tax returns filed in 2018 related to 2017.

Cash Flows and Liquidity

Significant sources (uses) of cash and cash equivalents for the nine months ended September 30, 2018 and 2017, are summarized as follows, in thousands:

	Nine Months Ended September 30,
	2018	2017
Changes in cash and cash equivalents:
Net cash provided by operating activities	$96,033	$54,618
Purchases of property and equipment	(42,379)	(13,088)
Acquisition of businesses, net of cash acquired of $15,756 in 2018	(500,666)	(84,040)
Proceeds from sale of property and equipment	502	453
Other investing, net	31	178
Proceeds from issuance of Senior Notes	400,000	—
Proceeds from issuance of term loan	100,000	250,000
Repayment of term loan	(11,875)	(183,125)
Proceeds from equipment notes	20,104	—
Repayment of equipment notes	(1,222)	—
Proceeds from revolving credit facility	90,000	170,000
Repayment of revolving credit facility	(90,000)	(165,000)
Payment of debt issuance costs	(7,819)	(2,150)
Taxes withheld and paid on employees' equity awards	(5,433)	(4,475)
Repurchase of shares of common stock	(9,493)	(139,286)
Payment of contingent consideration	(841)	—
Cash and cash equivalents increase (decrease)	$36,942	$(115,915)

Receivables, net	$419,706	$315,382
Inventories, net	161,875	116,781
Accounts payable	(300,938)	(242,616)
Receivables, net plus inventories, net less accounts payable	$280,643	$189,547

Increase in receivables, net plus inventories, net less accounts payable from prior year	$91,096	$35,994
Receivables, net plus inventories, net less accounts payable as a percentage of TTM net sales (a)	11.3%	10.0%

(a)	Net sales for the TTM have been adjusted for the pro forma effect of acquired branches.

Net cash flows provided by operating activities increased $41.4 million for the nine months ended September 30, 2018, as compared to the prior year period.  The increase was primarily due to a $43.1 million increase in net income.

The increase in receivables, net plus inventories, net less accounts payable as a percentage of TTM net sales as of September 30, 2018, was primarily due to the acquisition of USI and some strategic inventory purchases.

Net cash used in investing activities was $542.5 million for the nine months ended September 30, 2018, primarily comprised of $500.7 million of net cash for the acquisition of USI and ADO and substantially all of the assets of Santa Rosa, and $42.4 million for purchases of property and equipment partially related to our decision to begin purchasing rather than leasing vehicles, partially offset by $0.5 million of proceeds from the sale of property and equipment.  Net cash used in investing activities was $96.5 million for the nine months ended September 30, 2017, primarily comprised of $84.0 million for the acquisitions of substantially all of the assets of Midwest, EcoFoam, MR Insulfoam, Capital, Superior, and Canyon and $13.1 million for purchases of property and equipment, partially offset by $0.5 million of proceeds from the sale of property and equipment.

Net cash provided by financing activities was $483.4 million for the nine months ended September 30, 2018.  We received $400.0 million for the issuance of our Senior Notes and $100.0 million from the delayed draw on our term loan related to our acquisition of USI.  We received $20.1 million of proceeds from equipment financing notes related to our decision to begin purchasing rather than leasing vehicles.  We used $11.9 million for payments on our term loan, $7.8 million for payment of debt issuance costs related to our Amended Credit Agreement and our Senior Notes, $5.4 million for purchases of common stock for tax withholding obligations related to the vesting and exercise of share-based incentive awards during the nine months ended September 30, 2018, and $1.2 million for payments on our equipment financing notes.  We also made a payment of $0.8 million of contingent consideration for EcoFoam.  We drew $90.0 million on our revolving credit facility and repaid $90.0 million during the nine months ended September 30, 2018.

Net cash used in financing activities was $74.0 million for the nine months ended September 30, 2017.  We received $250.0 million of proceeds from the issuance of long-term debt related to our Amended Credit Agreement.  We used $175.0 million of the proceeds to pay off all amounts outstanding under our Old Credit Agreement, we used $139.3 million of cash for common stock repurchases related to our share repurchase programs including our 2017 ASR Agreement, $5.0 million of repayments of our previous long-term debt, $3.1 million of payments for our Amended Credit Agreement,  $2.2 million for payment of debt issuance costs, and $4.5 million for purchases of common stock for tax withholding obligations related to the vesting of share-based incentive awards during the nine months ended September 30, 2017.  We drew $170.0 million on our revolving credit facility and repaid $165.0 million during the nine months ended September 30, 2017.

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

The following table summarizes our liquidity, in thousands:

	As of
	September 30,	December 31,
	2018	2017
Cash and cash equivalents	$93,463	$56,521

Revolving Facility	250,000	250,000
Less: standby letters of credit	(59,288)	(47,055)
Capacity under Revolving Facility	190,712	202,945

Additional term loan capacity under delayed draw feature	―	100,000
Total liquidity	$284,175	$359,466

We occasionally use performance bonds to ensure completion of our work on certain larger customer contracts that can span multiple accounting periods.  Performance bonds generally do not have stated expiration dates; rather, we are released from the bonds as the related contractual performance is completed.  We also have bonds outstanding for licensing and insurance.

The following table summarizes our outstanding bonds, in thousands:

	As of
	September 30,	December 31,
	2018	2017
Outstanding bonds:
Performance bonds	$62,343	$44,765
Licensing, insurance, and other bonds	20,795	17,013
Total bonds	$83,138	$61,778

OUTLOOK

New home construction activity is recovering at a slower pace, but it remains below historical averages.  Household formations and the available housing supply point towards continued long-term growth in new home construction, however a number of factors, including credit availability, housing affordability, interest rates, student debt, and labor availability could cause volatility in the market.

CONTRACTUAL OBLIGATIONS

There have been no material changes to our contractual obligations from those previously disclosed in our Annual Report for the year ended December 31, 2017, as filed with the SEC on February 27, 2018, except for the issuance of our $400.0 million Senior Notes and the accessing of $100.0 million delayed draw on our term loan during the second quarter of 2018 in connection with the acquisition of USI, as well as our issuance of equipment notes in 2018.  See further information as disclosed in Note 4 – Long-Term Debt to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

CRITICAL ACCOUNTING POLICIES

We prepare our condensed consolidated financial statements in conformity with GAAP.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of sales and expenses during the reporting period.  Actual results could differ from those estimates.  Our critical accounting policies have not changed materially from those previously reported in our Annual Report for year ended December 31, 2017, as filed with the SEC on February 27, 2018.

APPLICATION OF NEW ACCOUNTING STANDARDS

Information regarding application of new accounting standards is incorporated by reference from Note 2 – Accounting Policies to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our credit agreement became effective on May 5, 2017, and was amended on March 28, 2018, to facilitate the acquisition of USI.  The Amended Credit Agreement consists of a senior secured term loan facility in the amount of $250.0 million, $100.0 million of additional term loan capacity under a delayed draw feature, which was accessed on May 1, 2018, and a revolving facility in the amount of $250.0 million.  In addition, on April 25, 2018, we issued $400.0 million of Senior Notes.  The Senior Notes bear a fixed rate of interest and therefore are excluded from the calculation below as they are not subject to fluctuations in interest rates.

Interest payable on both the term loan facility and revolving facility under the Amended Credit Agreement is based on a variable interest rate.  As a result, we are exposed to market risks related to fluctuations in interest rates on this outstanding indebtedness.  As of September 30, 2018, we had $331.9 million outstanding under our term loan facility, and the applicable interest rate as of such date was 3.33 percent.  Based on our outstanding borrowings under the Amended Credit Agreement as of September 30, 2018, a 100 basis point increase in the interest rate would result in a $3.2 million increase in our annualized interest expense.  There was no outstanding balance under the revolving facility as of September 30, 2018.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.

We acquired USI on May 1, 2018.  As permitted by the SEC Staff interpretive guidance for newly acquired businesses, management excluded USI from its evaluation of internal control over financial reporting for the period covered by this Quarterly Report.  We do not anticipate that the integration of USI will result in any material changes to our internal control over financial reporting, and we plan to incorporate USI into our evaluation within one year from the date of acquisition.  As the post-closing integration progresses, we will continue to review, and as appropriate to integrate, USI’s internal controls and processes.  See Note 12 – Business Combinations to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report,  for the significance of USI to our condensed consolidated financial statements.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the most recent fiscal quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

The information set forth under the caption “Litigation” in Note 7 – Other Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report, is incorporated by reference herein.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding the repurchase of our common stock for the three months ended September 30, 2018, in thousands, except share and per share data:

Period	Total Number of Shares Purchased	Average Price Paid per Common Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2018 - July 31, 2018	—	$—	—	$65,000
August 1, 2018 - August 31, 2018	63,200	$71.61	63,200	$60,474
September 1, 2018 - September 30, 2018	79,580	$62.42	79,580	$55,507
Total	142,780	$66.49	142,780

For more information see Note 11 – Share Repurchase Program to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.  All repurchases were made using cash resources.  Excluded from this disclosure are shares repurchased to settle statutory employee tax withholding related to the vesting of stock awards and exercise of options.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

Item 5.  OTHER INFORMATION

Not applicable.

Item 6.  EXHIBITS

The Exhibits listed on the accompanying Index to Exhibits are filed or furnished (as noted on such Index) as part of this Quarterly Report and incorporated herein by reference.

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

November 6, 2018