Form 10-K
period 2018-12-31
TopBuild Corp
filed 2019-02-26
CIK 1633931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

(Registrant’s telephone number, including area code)

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

☐ Yes            ☒ No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based on the closing price of $78.34 per share as reported on the New York Stock Exchange on June 29, 2018, was approximately $2.8 billion.

Number of shares of common stock outstanding as of February 14, 2019: 34,554,031

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2019 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2018, are incorporated by reference into Part III of this Form 10-K.

TOPBUILD CORP.

GLOSSARY

We use acronyms, abbreviations, and other defined terms throughout this annual report on Form 10-K, as defined in the glossary below:

Term	Definition
2016 Repurchase Program	$50 million share repurchase program authorized by the Board on March 1, 2016
2017 ASR Agreement	$100 million accelerated share repurchase agreement with Bank of America, N.A.
2017 Repurchase Program	$200 million share repurchase program authorized by the Board on February 24, 2017
2018 ASR Agreement	$50 million accelerated share repurchase agreement with JPMorgan Chase Bank, N.A.
ADO	ADO Products, LLC
Amended Credit Agreement	Senior secured credit agreement and related security and pledge agreement dated May 5, 2017, as amended March 28, 2018, with the Lenders
Annual Report	Annual report filed with the SEC on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Board	The Board of Directors of TopBuild Corp.
BofA	Bank of America, N.A.
Canyon	Canyon Insulation, Inc.
Capital	Capital Insulation, Inc.
Current Report	Current report filed with the SEC on Form 8-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
EBITDA	Earnings before income taxes, depreciation, and amortization
EcoFoam	Bella Insulutions Inc., DBA EcoFoam/Insulutions
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCCR

Fixed charge coverage ratio is defined in the “Amended Credit Agreement” as the ratio of EBITDA less capital expenditures, and income taxes paid to the sum of cash interest paid, debt principal payments and restricted payments made excluding stock repurchases

GAAP	Generally accepted accounting principles in the United States of America
Guarantors	All wholly-owned domestic subsidiaries of TopBuild Corp.
Lenders	Bank of America, N.A., together with the other lenders party to the “Amended Credit Agreement”
LIBOR	London interbank offered rate
Masco	Masco Corporation or Former Parent
Midwest	Midwest Fireproofing, LLC
MR Insulfoam	MR Insulfoam, LLC
Net Leverage Ratio	As defined in the “Amended Credit Agreement,” the ratio of outstanding indebtedness, less up to $75 million of unrestricted cash, to EBITDA
NYSE	New York Stock Exchange
Old Credit Agreement

Senior secured credit agreement, as amended, and related collateral and guarantee documentation dated June 9, 2015, with PNC Bank, N.A. as administrative agent, and the other lenders and agents party thereto

Owens Corning	Owens Corning Sales, LLC
Quarterly Report	Quarterly report filed with the SEC on Form 10-Q pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Revolving Facility	Senior secured revolving credit facilities available under the Amended Credit Agreement of $250 million with applicable sublimits for letters of credit and swingline loans.
RSA	Restricted stock award
Santa Rosa	Santa Rosa Insulation and Fireproofing, LLC
SEC	United States Securities and Exchange Commission
Secured Leverage Ratio	As defined in the “Amended Credit Agreement,” the ratio of outstanding indebtedness, including letters of credit, to EBITDA
Senior Notes	TopBuild’s 5.625% senior unsecured notes due on May 1, 2026
Separation	Distribution of 100 percent of the outstanding capital stock of TopBuild to holders of Masco common stock
Services Business	Masco’s Installation and Other Services segment, spun-off as TopBuild
Superior	Superior Insulation Products, LLC
TopBuild	TopBuild Corp. and its wholly-owned consolidated domestic subsidiaries. Also, the “Company,” “we,” “us,” and “our”
USI	United Subcontractors, Inc.
Valley	Valley Insulation, Inc.

PART I

Item 1.  BUSINESS

Overview

TopBuild Corp., headquartered in Daytona Beach, Florida, is a leading installer and distributor of insulation and other building products to the United States construction industry.  Prior to June 30, 2015, we operated as a subsidiary of Masco, which trades on the NYSE under the symbol “MAS.”  We were incorporated in Delaware in February 2015 as Masco SpinCo Corp. and we changed our name to TopBuild Corp. on March 20, 2015.  On June 30, 2015, the Separation was completed and on July 1, 2015, we began trading on the NYSE under the symbol “BLD.”

Segment Overview

We operate in two segments: our Installation segment, TruTeam, which accounts for 67% of our sales, and our Distribution segment, Service Partners, which accounts for 33% of our sales.

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

Installation (TruTeam)

We provide insulation installation services nationwide through our TruTeam contractor services business which has over 200 installation branches located in 40 states.

Various insulation applications we install include:

•	Fiberglass batts and rolls
•	Blown-in loose fill fiberglass
•	Blown-in loose fill cellulose
•	Polyurethane spray foam

In addition to insulation products, which represented 72% of our Installation segment’s sales during the year ended December 31, 2018, we also install other building products including rain gutters, glass and windows,  fireproofing, garage doors, shower enclosures, and closet shelving.

We handle every stage of the installation process including material procurement supplied by leading manufacturers, project scheduling and logistics, multi-phase professional installation, and installation quality assurance.  The amount of insulation installed in a new home is regulated by various building and energy codes.

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

Distribution (Service Partners)

We distribute insulation and other building products including rain gutters, fireplaces, closet shelving, and roofing materials through our Service Partners business, which has over 75 distribution centers located in 32  states.

Our Service Partners customer base consists of thousands of insulation contractors of all sizes, gutter contractors, weatherization contractors, other contractors, dealers, metal building erectors, and modular home builders.

For further information on our segments, see Item 8. Financial Statements and Supplementary Data – Note 7. Segment Information.

Demand for Our Products and Services

Demand for our insulation products and services is driven by new single-family residential and multi-family home construction, commercial construction, remodeling and repair activity, revised building codes that require additional insulation, and the growing need for energy efficiency.  Being a leader in both installation and distribution allows us to reach a broader set of customers more effectively, regardless of their size or geographic location within the U.S.    We recognize that competition for the installation and sale of insulation and other building products occurs in localized geographic markets throughout the country, and, as such, our operating model is based on our geographically diverse branches building and maintaining local customer relationships.  At the same time, our local operations benefit from centralized functions such as purchasing, information technology, sales support, and credit and collections.

Competitive Advantages

The market for the distribution and installation of building products is highly fragmented and competitive.  Barriers to entry for local competitors are relatively low, increasing the risk that additional competitors will emerge.  Our ability to maintain our competitive position in our industry depends on a number of factors including our national scale, sales channels, diversified product lines, strong local presence, reduced exposure to residential housing cyclicality and strong cash flows.

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

•Leveraging investments in systems and processes and sharing best practices across both our installation and distribution businesses

Two avenues to reach the builder.  We believe that having both installation and distribution businesses provides a number of advantages to reaching our customers and driving share gains.  Our installation business customer base includes builders of all sizes.  Our branches go to market with the local brands that small builders recognize and value, and our national footprint is appealing to large builders who value consistency across a broad geography.  Our distribution business focuses on selling to small contractors who are particularly adept at cultivating local relationships with small custom builders.  Being a leader in both installation and distribution allows us to more effectively reach a broader set of builder customers, regardless of their size or geographic location within the U.S., and leverage new construction housing growth wherever it occurs.

Diversified lines of business.    In response to the housing downturn in prior years and to mitigate the cyclicality of residential new home construction, we expanded and enhanced our ability to serve the commercial construction line of business.  This included expanding our commercial operations and sales capacity, adding commercial product offerings, developing relationships with commercial general contractors and building our expertise and reputation for quality service for both light and heavy commercial construction projects. Although the commercial construction is affected by many of the same macroeconomic and local economic factors that drive residential new construction, commercial construction has historically followed different cycles than residential new construction.

Strong local presence.  Competition for the installation and sale of insulation and other building products to builders occurs in localized geographic markets throughout the country.  Builders and contractors in each local market have different options in terms of choosing among insulation installers and distributors for their projects, and value local relationships, quality, and timeliness.  Our installation branches are locally branded businesses that are recognized within the communities in which they operate.  Our distribution centers service primarily local contractors, lumberyards, retail stores and others who, in turn, service local homebuilders and other customers.  Our operating model, in which individual branches and distribution centers maintain local customer relationships, enables us to develop local, long‑tenured relationships with these customers, build local reputations for quality, service and timeliness, and provide specialized products and personalized services tailored to a geographic region.  At the same time, our local operations benefit from centralized functions, such as purchasing, information technology, sales support, and credit and collections, and the resources and scale efficiencies of an installation and distribution business that has a presence across the U.S.

Reduced exposure to residential housing cyclicality.  During industry downturns many insulation contractors, who buy directly from manufacturers during industry peaks, return to purchasing through distributors for small, “Less Than Full Truckload” shipments, reduced warehousing needs, and access to purchases on credit.  This drives incremental customers to Service Partners during these points in the business cycle, offsetting decreases in demand for installation services at TruTeam as a result of a downturn.  We believe that our leadership position in both installation and distribution helps to reduce exposure to cyclical swings in our lines of business.

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

Major Customers

We have a diversified portfolio of customers and no single customer accounted for three percent or more of our total revenues for the year ended December 31, 2018.  Our top ten customers accounted for approximately 10 percent of our total sales in 2018.

Backlog

Due to our customers’ need for timely installation of our products, our installation jobs are scheduled and completed within a short timeframe.  We do not consider backlog material to our business.

Suppliers

Our businesses depend on our ability to obtain an adequate supply of high quality products and components from manufacturers and other suppliers.  We rely heavily on third party suppliers for our products and key components.  We source the majority of our fiberglass building products from four primary U.S.-based residential fiberglass insulation manufacturers: Knauf, CertainTeed, Johns Manville, and Owens Corning.  Failure by our suppliers to provide us with an adequate supply of high quality products on commercially reasonable terms, or to comply with applicable legal requirements, could have a material, adverse effect on our financial condition or operating results.  We believe we generally have positive relationships with our suppliers.

Employees

As of December 31, 2018, we had approximately 10,300 employees.  Approximately 830 of our employees are currently covered by collective bargaining or other similar labor agreements.

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

Use of our Website to Distribute Material Company Information

We use our website as a channel of distribution for important Company information. We routinely post on our website important information, including press releases, investor presentations and financial information, which may be accessed by clicking on the Investors section of www.topbuild.com. We may also use our website to expedite public access to time-critical information regarding our Company in advance of or in lieu of distributing a press release or a filing with the SEC disclosing the same information. Therefore, investors should look to the Investors subpage of our website for important and time-critical information.  Visitors to our website can also register to receive automatic e-mail and other notifications alerting them when new information is made available on the Investor Resources subpage of our website.

Item 1A.  RISK FACTORS

There are a number of risks and uncertainties that could affect our business and cause our actual results to differ from past performance or expected results.  We consider the following risks and uncertainties to be those material to our business.  If any of these risks actually occur, our business, financial condition and results of operations could suffer, and the trading price of our common stock could decline.  We urge investors to consider carefully the risk factors described below in evaluating the information contained in this Annual Report.

Our business relies on residential new construction activity, and to a lesser extent on residential repair/remodel and commercial construction activity, all of which are cyclical.

Demand for our services is cyclical and highly sensitive to general macroeconomic and local economic conditions over which we have no control.  Macroeconomic and local economic conditions, including consumer confidence levels, fluctuations in home prices, unemployment and underemployment levels, student loan debt, household formation rates, mortgage tax deduction limits, the age and volume of the housing stock, the availability of home equity loans and mortgages and the interest rates for such loans, and other factors, affect consumers’ discretionary spending on both residential new construction projects and residential repair/remodel activity.  The commercial construction market is affected by macroeconomic and local economic factors such as interest rates, credit availability for commercial construction projects, material costs, employment rates, office vacancy rates, and office absorption rates.  Changes or uncertainty regarding these and other factors could adversely affect our results of operations and our financial position.

We may not be successful in identifying and making acquisitions. In addition,  acquisition integrations, such as USI, involve risks that could negatively affect our operating results, cash flows, and liquidity.

We have made, and in the future may continue to make, strategic acquisitions as part of our growth strategy.  We may be unable to make accretive acquisitions or realize expected benefits of any acquisitions for any of the following reasons:

•	failure to identify attractive targets in the marketplace;

•	increased competition for attractive targets;

•	incorrect assumptions regarding the future results of acquired operations or assets, expected cost reductions, or other synergies expected to be realized as a result of acquiring operations or assets;

•	failure to obtain acceptable financing; or

•	restrictions in our debt agreements.

Our ability to successfully implement our business plan and achieve targeted financial results is dependent on our ability to successfully integrate acquired businesses.  The process of integrating acquired businesses, may expose us to operational challenges and risks, including, but not limited to:

•	the ability to profitably manage acquired businesses or successfully integrate the acquired business’ operations, financial reporting, and accounting control systems into our business;

•	the expense of integrating acquired businesses;

•	increased indebtedness;

•	the loss of suppliers, customers or other significant business partners of acquired businesses;

•	the ability to fund cash flow shortages that may occur if anticipated revenue is not realized or is delayed, whether by general economic or market conditions, or unforeseen internal difficulties;

•	the availability of funding sufficient to meet increased capital needs;

•	potential impairment of goodwill and other intangible assets;

•	risks associated with the internal controls and accounting policies of acquired businesses;

•	diversion of management’s attention due to the increase in the size of our business;

•	difficulties in the assimilation of different corporate cultures and business practices;

•	the ability to retain vital employees or hire qualified personnel required for expanded operations;

•	failure to identify all known and contingent liabilities during due diligence investigations; and

•	the indemnification granted to us by sellers of acquired companies may not be sufficient.

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

•

unanticipated increases in expenses unrelated to the USI acquisition, or any future acquisition, which may offset the expected cost savings and other synergies from the USI acquisition, or any future acquisition;

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

Our business results also depend upon our branch managers and sales personnel, including those of businesses acquired.  Our ability to control labor costs and attract qualified labor is subject to numerous external factors including prevailing wage rates, labor shortages, the impact of legislation or regulations governing wages and hours, labor relations, immigration, healthcare benefits, and other insurance costs.  In addition, we compete with other companies to recruit and retain qualified installers and truck drivers in a tight labor market, and we invest significant resources in training and motivating them to maintain a high level of job satisfaction.  These positions generally have high turnover rates, which can lead to increased training and retention costs.

Because we operate our business through highly dispersed locations across the U.S., our operations may be materially adversely affected by inconsistent local practices and the operating results of individual branches and distribution centers may vary.

We operate our business through a network of highly dispersed locations throughout the United States, supported by executives and services at our Branch Support Center in Daytona Beach, Florida, with local branch management retaining responsibility for day-to-day operations and adherence to applicable local laws.  Our operating structure can make it difficult for us to coordinate procedures across our operations.  In addition, our branches and distribution facilities may require significant oversight and coordination from headquarters to support their growth.  Inconsistent implementation of corporate strategy and policies at the local or regional level could materially and adversely affect our business, financial condition, results of operations, and cash flows.

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

We face significant competition, and increased competitive pressure may adversely affect our business, financial condition, results of operations and cash flows.

The market for the distribution and installation of building products is highly fragmented and competitive, and barriers to entry are relatively low.  Our installation competitors include national contractors, regional contractors, and local contractors, and we face many or all of these competitors for each project on which we bid.  Our insulation distribution competitors include specialty insulation distributors (one multi‑regional, several regional, and numerous local).  In some instances, our insulation distribution business sells products to companies that may compete directly with our installation service business.  We also compete with broad line building products distributors, big box retailers, and insulation manufacturers.  In addition to price, we believe that competition in our industry is based largely on customer service and the quality and timeliness of installation services and distribution product deliveries in each local market.

In the event that increased demand leads to higher prices for the products we sell and install, we may have limited ability to pass on price increases in a timely manner or at all due to the fragmented and competitive nature of our industry.

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

Any widespread disruption to our facilities resulting from a natural disaster, an act of terrorism, or any other cause could damage a significant portion of our inventory, and could materially impair our ability to provide installation and/or distribution services for our customers.

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

Our builder and contractor customers are subject to product liability, casualty, negligence, construction defect, breach of contract, warranty and other claims in the ordinary course of their business.  We rely on manufacturers and other suppliers to provide us with most of the products we install.  Because we do not have direct control over the quality of such products manufactured or supplied by such third-party suppliers, we are exposed to risks relating to the quality of such products.  In addition, we are exposed to potential claims arising from the conduct of our employees, homebuilders and other subcontractors, for which we may be liable contractually or otherwise.  Our contractual arrangements with our builder and contractor customers may include our agreement to defend and indemnify them against various liabilities.

Product liability, workmanship warranty, casualty, negligence, construction defect, breach of contract and other claims and legal proceedings can be expensive to defend and can divert the attention of management and other personnel for significant periods of time, regardless of fault or the ultimate outcome.  In addition, lawsuits relating to construction defects typically have statutes of limitations that can run as long as ten years.  Claims of this nature could also have a negative impact on customer confidence in us and our services.

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

We may not be able to identify new products or new product lines and integrate them into our distribution network, which may impact our ability to compete.  Our expansion into new markets may present competitive, distribution, and regulatory challenges that differ from current ones.

Our business depends in part on our ability to identify future products and product lines that complement existing products and product lines and that respond to our customers’ needs.

We may not be able to compete effectively unless our product selection keeps up with trends in the markets in which we compete or trends in new products, which could cause us to lose market share.  In addition, our ability to integrate new products and product lines into our distribution network could affect our ability to compete.

We are subject to competitive pricing pressure from our customers.

Residential homebuilders historically have exerted significant pressure on their outside suppliers to keep prices low in the highly fragmented building products supply and services industry.  In addition, consolidation among homebuilders, and changes in homebuilders’ purchasing policies or payment practices could result in additional pricing pressure.

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

Changes in employment laws may adversely affect our business.

Various federal and state labor laws govern the relationship with our employees and impact operating costs.  These laws include:

•	employee classification as exempt or non-exempt for overtime and other purposes;

•	workers’ compensation rates;

•	immigration status;

•	mandatory health benefits;

•	tax reporting; and

•	other wage and benefit requirements.

We have a significant exposure to changes in laws governing our relationships with our employees, including wage and hour laws and regulations, fair labor standards, minimum wage requirements, overtime pay, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll taxes, which changes would have a direct impact on our operating costs.  Significant additional government-imposed increases in the preceding areas could have a material adverse effect on our business, financial condition and results of operations.

In addition, various states in which we operate are considering or have already adopted new immigration laws or enforcement programs, and the U.S. Congress and Department of Homeland Security from time to time consider and implement changes to federal immigration laws, regulations or enforcement programs.  These changes may increase our compliance and oversight obligations, which could subject us to additional costs and make our hiring process more cumbersome, or reduce the availability of potential employees. Although we verify the employment eligibility status of all our employees, including through participation in the “E-Verify” program where required, some of our employees may, without our knowledge, be unauthorized workers.  Use of the “E-Verify” program does not guarantee that we will properly identify all applicants who are ineligible for employment.  Unauthorized workers are subject to deportation and may subject us to fines or penalties and, if any of our workers are found to be unauthorized, we could experience adverse publicity that negatively impacts our brand and may make it more difficult to hire and retain qualified employees, which could disrupt our operations.  We could also become subject to fines, penalties and other costs related to claims that we did not fully comply with all recordkeeping obligations of federal and state immigration laws. These factors could have a material adverse effect on our business, financial condition and results of operations.

Union organizing activity and work stoppages could delay or reduce availability of products that we install and increase our costs.

Approximately 830 of our employees are currently covered by collective bargaining or other similar labor agreements that expire on various dates from 2019 through 2027.  Any inability by us to negotiate collective bargaining arrangements could cause strikes or other work stoppages, and new contracts could result in increased operating costs.  If any such strikes or other work stoppages occur, or if other employees become represented by a union, we could experience a disruption of our operations and higher labor costs.  Further, if a significant number of additional employees were to unionize, including in the wake of any future legislation that makes it easier for employees to unionize, these risks would increase.  In addition, certain of our suppliers have unionized work forces, and certain of the products we install and/or distribute are transported by unionized truckers.  Strikes, work stoppages, or slowdowns could result in slowdowns or closures of facilities where the products that we install and/or distribute are manufactured, or could affect the ability of our suppliers to deliver such products to us.  Any interruption in the production or delivery of these products could delay or reduce availability of these products and increase our costs.

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

A substantial disruption in our information technology systems could have an adverse impact on revenue, harm our reputation, and cause us to incur legal liability and costs, which could be significant, to address and remediate such events and related security concerns.

In addition, we could be adversely affected if any of our significant customers or suppliers experienced any similar events that disrupted their respective business operations or damaged their reputations.

In the event of a cybersecurity incident, we could experience operational interruptions, incur substantial additional costs, become subject to legal or regulatory proceedings or suffer damage to our reputation.

In addition to the disruptions that may occur from interruptions in our information technology systems, cybersecurity threats and sophisticated and targeted cyberattacks pose a risk to our information technology systems.  We have established security policies, processes and defenses designed to help identify and protect against intentional and unintentional misappropriation or corruption of our information technology systems and disruption of our operations.  Despite these efforts, our information technology systems may be damaged, disrupted or shut down due to attacks by unauthorized access, malicious software, computer viruses, undetected intrusion, hardware failures or other events, and in these circumstances our disaster recovery plans may be ineffective or inadequate.  These breaches or intrusions could lead to business interruption, exposure of proprietary or confidential information, data corruption, damage to our reputation, exposure to legal and regulatory proceedings and other costs.  Such events could have a material adverse impact on our financial condition, results of operations and cash flows.  In addition, we could be adversely affected if any of our significant customers or suppliers experiences any similar events that disrupt their business operations or damage their reputation.

We maintain monitoring practices and protections of our information technology to reduce these risks and test our systems on an ongoing basis for potential threats.  We carry cybersecurity insurance to help mitigate the financial exposure and related notification procedures in the event of intentional intrusion.  There can be no assurance, however, that our efforts will prevent the risk of a security breach of our databases or systems that could adversely affect our business.

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

Our future capital requirements will depend on many factors, including industry and market conditions, our ability to successfully complete future business combinations and the expansion of our existing operations.  We anticipate that we may need to raise additional funds in order to grow our business and implement our business strategy.  Economic and credit market conditions, the performance of the construction industry, and our financial performance, as well as other factors may constrain our financing abilities.  Our ability to secure additional financing and to satisfy our financial obligations will depend upon our future operating performance; the availability of credit; economic conditions; and financial, business, and other factors, many of which are beyond our control.  Any financing, if available, may be on terms that are not favorable to us and will be subject to changes in interest rates and the capital markets environment.  If we cannot obtain adequate capital, we may not be able to fully implement our business strategy and our business, results of operations and financial condition could be adversely affected.

Our indebtedness and restrictions in our existing credit facility, Senior Notes or any other indebtedness we may incur in the future, could adversely affect our business, financial condition, results of operations, ability to make distributions to shareholders, and the value of our common stock.

Our indebtedness could have significant consequences on our future operations, including:

•	making it more difficult for us to meet our payment and other obligations;

•

reducing the availability of our cash flows to fund working capital, capital expenditures, acquisitions or strategic investments and other general corporate requirements, and limiting our ability to obtain additional financing for these purposes;

•	subjecting us to increased interest expense related to our indebtedness with variable interest rates, including borrowings under our credit facility;

•	limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to changes in our business, the industry in which we operate and the general economy; and

•	placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged.

Any of the above-listed factors could have an adverse effect on our business, financial condition and results of operations and our ability to meet our payment obligations.  We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to us under our credit facility in an amount sufficient to enable us to meet our payment obligations and to fund other liquidity needs.  If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital, and some of these activities may be on terms that are unfavorable or highly dilutive.  Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time.  If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations.

Certain of our variable rate indebtedness uses LIBOR as a benchmark for establishing the rate of interest. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform.  These reforms and other pressures may cause LIBOR to be replaced with a new benchmark or to perform differently than in the past. The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of our variable rate indebtedness.

Our existing term loan, revolving credit facility and the indenture governing our Senior Notes limit, and any future credit facility or other indebtedness we enter into may limit, our ability to, among other things:

•	Incur or guarantee additional debt;

•	Make distributions or dividends on, or redeem or repurchase shares of our common stock;

•	Make certain investments, acquisitions, or other restricted payments;

•	Incur certain liens or permit them to exist;

•	Acquire, merge, or consolidate with another company; and

•	Transfer, sell, or otherwise dispose of substantially all of our assets.

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

•

Failures of our operating results to meet our published guidance, the estimates of securities analysts or the expectations of our stockholders, or changes by securities analysts in their estimates of our future earnings

•	Announcements by us or our customers, suppliers, or competitors

•	Changes in laws or regulations which adversely affect our industry or us

•	Changes in accounting standards, policies, guidance, interpretations, or principles

•	General economic, industry, and stock market conditions

•	Future sales of our common stock by our stockholders

•	Future issuances of our common stock by us

•	Other factors described in these “Risk Factors” and elsewhere in this Annual Report.

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

•

Establishing advance notice requirements for nominations of candidates for election to our board of directors or for proposing matters that can be acted on by stockholders at the annual stockholder meetings.

In addition, we are subject to Section 203 of the Delaware General Corporation Law, which may have an anti-takeover effect with respect to transactions not approved in advance by our board of directors, including discouraging takeover attempts that could have resulted in a premium over the market price for shares of our common stock.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

We operate over 200 installation branch locations and over 75 distribution centers in the United States, most of which are leased.  In January 2017, we moved into our new, 65,700 square foot Branch Support Center located at 475 North Williamson Boulevard in Daytona Beach, FL 32114.  This lease expires in June 2029, assuming no exercise of any options set forth in the lease.  We believe that our facilities have sufficient capacity and are adequate for our installation and distribution requirements.

Item 3.  LEGAL PROCEEDINGS

None.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders of our Common Stock.  Our common stock is traded on the NYSE under the symbol “BLD”.  As of February 14, 2019, there were approximately 2,838 holders of our issued and outstanding common stock.

Dividends.  No dividends were paid during the years ended December 31, 2018 and 2017.  Our Amended Credit Agreement, in certain circumstances, limits the amount of dividends we may distribute.  We do not anticipate declaring cash dividends to holders of our common stock in the foreseeable future.

Issuer Purchases of Equity Securities.  The following table provides information regarding the repurchase of our common stock for the three months ended December 31, 2018, in thousands, except share and per share data:

Period	Total Number of Shares Purchased	Average Price Paid per Common Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2018 - October 31, 2018	100,412	$50.45	100,412	$50,441
November 1, 2018 - November 30, 2018 (a)	9,754	$45.24	806,679	$—
December 1, 2018 - December 31, 2018	—	$—	—	$—
Total	110,166	$49.99	907,091

(a)

During the three months ended December, 2018, we  paid $50.0 million for an initial delivery of 796,925 shares of our common stock, representing an estimated 85 percent of the total number of shares we expected, at the time we entered into the agreement, to receive under the 2018 ASR Agreement.  For more information see Item 8. Financial Statements and Supplementary Data – Note 17. Share Repurchase Program.

All repurchases were made using cash resources.  Excluded from this disclosure are shares repurchased to settle statutory employee tax withholdings related to the vesting of stock awards and the exercise of stock options.

Performance Graph and Table.  The following graph and table compares the cumulative total return of our common stock from July 1, 2015, the date on which our common stock began trading on the NYSE, through December 31, 2018, with the total cumulative return of the Russel 2000 Index and the Standard & Poor’s 500 Index.  The graph and table assume an initial investment of $100 in our common stock and each of the two indices at the close of business on July 1, 2015, and reinvestment of dividends.

	7/1/2015	9/30/2015	12/31/2015
TopBuild Corp.	$100	$115	$114
Standard & Poor’s 500 Index	$100	$93	$99
Russel 2000 Index	$100	$88	$91

	3/31/2016	6/30/2016	9/30/2016	12/31/2016
TopBuild Corp.	$110	$134	$123	$132
Standard & Poor’s 500 Index	$101	$103	$107	$111
Russel 2000 Index	$90	$93	$102	$110

	3/31/2017	6/30/2017	9/30/2017	12/31/2017
TopBuild Corp.	$174	$197	$241	$281
Standard & Poor’s 500 Index	$118	$122	$127	$136
Russel 2000 Index	$113	$116	$123	$127

	3/31/2018	6/30/2018	9/30/2018	12/31/2018
TopBuild Corp.	$283	$290	$210	$167
Standard & Poor’s 500 Index	$127	$131	$140	$121
Russel 2000 Index	$122	$131	$135	$107

Item 6.  SELECTED HISTORICAL FINANCIAL DATA

The following table sets forth selected historical financial data that should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and notes thereto, included in this Annual Report.  The Consolidated Statements of Operations data for the years ended December 31, 2018,  2017, and 2016, and the Consolidated Balance Sheet data as of December 31, 2018 and 2017, are derived from our audited financial statements included in this Annual Report.  The Consolidated Statements of Operations data for the year ended December 31, 2015 and 2014, and the Consolidated Balance Sheet data as of December 31, 2016, 2015, and 2014, were derived from our audited financial statements not included in this Annual Report.  The selected historical financial data in this section is not intended to replace our historical financial statements and the related notes thereto.  Prior to the Separation, our historical financial results included allocations of general and corporate expense from Masco; therefore, our historical results for periods prior to the Separation are not necessarily comparable to our subsequently reported results.  For more information, see Item 8. Financial Statements and Supplementary Data – Note 1. Summary of Significant Accounting Policies.

	Year Ended December 31,
(in thousands)	2018	2017	2016	2015	2014
Net sales	$2,384,249	$1,906,266	$1,742,850	$1,616,580	$1,512,077
Operating profit	$208,953	$136,864	$121,604	$83,531	$40,717
Income	$134,752	$158,133	$72,606	$79,123	$10,496

Income per common share (a):
Basic	$3.86	$4.41	$1.93	$2.10	$0.28
Diluted	$3.78	$4.32	$1.92	$2.09	$0.28

At period end:
Total assets	$2,454,531	$1,749,549	$1,690,119	$1,642,249	$1,476,424
Total debt, net of unamortized debt issuance costs	$743,474	$241,887	$178,800	$193,457	$—
Equity	$1,072,098	$996,519	$972,547	$915,729	$952,291

(a)	For comparative purposes, the computation of basic and diluted income per common share for the year ended December 31, 2014 was calculated using the shares distributed at the Separation.

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

Statements contained in this report that reflect our views about future periods, including our future plans and performance, constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by words such as “will,” “would,” “anticipate,” “expect,” “believe,” “designed,” “plan,” or “intend,” the negative of these terms, and similar references to future periods.  These views involve risks and uncertainties that are difficult to predict and, accordingly, our actual results may differ materially from the results discussed in our forward-looking statements.  We caution you against unduly relying on any of these forward-looking statements.  Our future performance may be affected by our reliance on residential new construction, residential repair/remodel, and commercial construction; our reliance on third-party suppliers and manufacturers; our ability to attract, develop, and retain talented personnel and our sales and labor force; our ability to maintain consistent practices across our locations; our ability to maintain our competitive position; and our ability to realize the expected benefits of our acquisitions.  We discuss the material risks we face under the caption entitled “Risk Factors” in Item 1A of this Annual Report.  Our forward-looking statements in this Annual Report speak only as of the date of this Annual Report.  Factors or events that could cause our actual results to differ may emerge from time to time and it is not possible for us to predict all of them.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements as a result of new information, future events, or otherwise.

Executive Summary

We are a leading installer and distributor of insulation and other building products to the U.S. construction industry.  Demand for our products and services is driven primarily by residential new construction, commercial construction, and residential repair/remodel activity throughout the U.S.  A number of local and national factors influence activity in each of our lines of business, including demographic trends, interest rates, employment levels, business investment, supply and demand for housing stock, availability of credit, foreclosure rates, consumer confidence, and general economic conditions.

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

Strong Local Presence.    Competition for the installation and sale of insulation and other building products to builders occurs in localized geographic markets across the country.  Builders in each local market have different options in terms of choosing among insulation installers and distributors for their projects and products and value local relationships, quality, and timeliness.  Our national footprint includes over 200 branches in our Installation segment, which are locally branded businesses that are recognized within the communities in which they operate.  We also have over 75  distribution centers in our Distribution segment, primarily serving local contractors, lumberyards, retails stores, and others who, in turn, service local homebuilders and other customers.  Through both businesses we have developed local, long-tenured relationships with a reputation for quality, service, and timeliness.

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

Strategy

Our long-term strategy is to grow net sales, income, and operating cash flows and remain the leading insulation installer and distributor by revenue.  In order to achieve these goals, we plan to:

•	Capitalize on the U.S. housing market through focused organic growth and accretive aligned acquisitions

•	Gain share in commercial construction

•	Continue to leverage our expertise in building science through our Environments for Living® program to benefit from the increasing focus on energy efficiency and trends in building codes

•	Grow our business through acquisitions of complementary businesses

Our operating results depend heavily on residential new construction activity and, to a lesser extent, on commercial construction and residential repair/remodel activity, all of which are cyclical.  We are also dependent on third-party suppliers and manufacturers providing us with an adequate supply of high-quality products.

Material Trends in Our Business

We remain cautiously optimistic about the U.S. housing market. The U.S. housing market has grown from approximately 587,000 housing starts in 2010 to approximately 1,256,000 housing starts in 2018 (based on November 2018 seasonally adjusted figure from the U.S. Census Bureau), well below the 50-year historical average of approximately 1.4 million to 1.5 million housing starts per year. While the current headwinds of housing affordability, increasing interest rates, material inflation, credit availability, student debt and labor shortages within the construction industry are moderating the rate of recovery, we believe that they are also extending the recovery cycle. We believe there is pent-up demand for housing and that household formations and the available housing supply point towards continued increasing demand for affordable new home construction.

Seasonality

We normally experience stronger sales during the third and fourth calendar quarters, corresponding with the peak season for residential new construction and residential repair/remodel activity.  Sales during the winter weather months are typically slower due to lower construction activity.  Historically, the installation of insulation lags housing starts by several months.

Results of Operations

We report our financial results in conformity with GAAP.

The following table sets forth our net sales, gross profit, operating profit, and margins, as reported in our Consolidated Statements of Operations, in thousands:

	Year Ended December 31,
	2018	2017	2016
Net sales	$2,384,249	$1,906,266	$1,742,850
Cost of sales	1,808,097	1,445,157	1,342,506
Cost of sales ratio	75.8%	75.8%	77.0%

Gross profit	576,152	461,109	400,344
Gross profit margin	24.2%	24.2%	23.0%

Selling, general, and administrative expense (exclusive of significant legal settlement shown separately below)	367,199	294,245	278,740
Selling, general, and administrative expense (exclusive of significant legal settlement shown separately below) to sales ratio	15.4%	15.4%	16.0%

Significant legal settlement	—	30,000	—
Significant legal settlement to sales ratio	—	1.6%	—

Operating profit	208,953	136,864	121,604
Operating profit margin	8.8%	7.2%	7.0%

Other expense, net	(28,129)	(8,824)	(5,331)
Income tax (expense) benefit	(46,072)	30,093	(43,667)
Net income	$134,752	$158,133	$72,606
Net margin	5.7%	8.3%	4.2%

Comparison of the Years Ended December 31, 2018 and December 31, 2017

Sales and Operations

Net sales for 2018 increased 25.1 percent, or $478.0 million, to $2.4 billion.  The increase was principally driven by our ten acquisitions completed during 2018 and 2017, primarily our acquisition of USI in May 2018, increased organic sales volume, and increased selling prices.  Our sales benefited primarily from the overall continued improvement in the housing market, as well as our continued focus on organically growing our residential and commercial activity.

Our gross profit margin was 24.2 percent for both 2018 and 2017.  While gross profit margin was under significant pressure in 2018 due to unprecedented material cost increases, we were able to successfully pass these increases through to customers.  The material cost increases in 2018 were primarily due to tighter supply and higher freight costs.

Selling, general, and administrative expense, exclusive of the significant legal settlement discussed below, as a percentage of sales was 15.4 percent for both 2018 and 2017.  Higher amortization, acquisition and closure costs related to the USI acquisition were offset by USI acquisition synergies, lower fixed costs as a percentage of sales due to higher sales volume and lower legal expenses.  We paid $30 million during 2017 in final settlement of a breach of contract action in connection with our termination of an insulation supply agreement with Owens Corning.

Operating margins were 8.8 percent and 7.2 percent for 2018 and 2017, respectively, inclusive of the Owens Corning legal settlement. The increase in operating margins for 2018 resulted from the $30 million legal settlement with Owens Corning incurred in the prior year, higher selling prices, USI acquisition synergies, lower fixed costs as a percentage of sales due to higher sales volume and lower legal expenses partially offset by higher material costs and higher amortization and acquisition expenses including closure and related costs as described below.

Closure and Related Costs

We incurred closure costs of $6.7 million related to the acquisition of USI, including the closing of USI’s St. Paul, Minnesota corporate office and consolidation of certain administrative functions to our Daytona Beach, Florida, Branch Support Center. See Item 8. Financial Statements and Supplementary Data – Note 15. Closure Costs. We incurred expenses of $2.0 million in 2017 related to the consolidation of certain back-office operations to our Daytona Beach, Florida, Branch Support Center.

Other Expense, Net

Other expense, net, which primarily consists of interest expenses, increased $19.3 million to $28.1 million in 2018 compared with 2017.  The increase is primarily related to the issuance of our $400 million Senior Notes and our borrowing of the $100 million delayed draw term loan to fund our acquisition of USI, as well as the issuance of $26.6 million of equipment notes in 2018.

Income Tax (Expense) Benefit

Our effective tax rate increased from (23.5) percent in 2017 to 25.5 percent in 2018.  The higher 2018 rate was primarily due to a one-time beneficial adjustment in 2017 of our deferred tax assets and liabilities to reflect the change in the federal statutory rate from 35 percent to 21 percent, enacted in December of 2017 and effective January 1, 2018. The Tax Cuts and Jobs Act also impacted our effective tax rate for 2018, by the elimination of the §199 Domestic Production Activities Deduction and by increased limitations on entertainment expenses and executive compensation. Our effective tax rate for 2018 was also impacted by additional taxes on transaction costs related to the acquisition of USI that were capitalized for tax, offset by a benefit from share-based compensation.

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

Other Expense, Net

Other expense, net, increased $3.5 million to $8.8 million in 2017 compared with 2016.  The increase primarily related to the $1.1 million loss on extinguishment of debt as well as higher interest expense due to our higher outstanding long-term debt balance related to our debt refinancing completed on May 5, 2017.

Income Tax Benefit (Expense)

Our effective tax rate decreased from 37.6 percent in 2016 to (23.5) percent in 2017.  The lower 2017 rate was primarily due to a beneficial adjustment of our deferred tax assets and liabilities to reflect the change in the federal statutory rate from 35 percent to 21 percent, enacted in December of 2017 and effective January 1, 2018, as well as a benefit from share-based compensation.

2018 and 2017 Business Segment Results

The following table sets forth our net sales and operating profit information by business segment,  in thousands:

	Year Ended December 31,
	2018	2017	Percent Change
Sales by business segment (a):
Installation	$1,680,967	$1,281,296	31.2%
Distribution	820,309	719,759	14.0%
Intercompany eliminations and other adjustments (b)	(117,027)	(94,789)
Net sales	$2,384,249	$1,906,266	25.1%

Operating profit by business segment (c):
Installation (exclusive of significant legal settlement, shown separately below)	$196,986	$139,316	41.4%
Significant legal settlement (Installation segment)	—	(30,000)
Distribution	78,739	68,733	14.6%
Intercompany eliminations and other adjustments	(20,899)	(16,463)
Operating profit before general corporate expense	254,826	161,586	57.7%
General corporate expense, net (d)	(45,873)	(24,722)
Operating profit	$208,953	$136,864	52.7%

Operating profit margins:
Installation (exclusive of significant legal settlement)	11.7%	10.9%
Installation (inclusive of significant legal settlement)		8.5%
Distribution	9.6%	9.5%
Operating profit margin before general corporate expense	10.7%	8.5%
Operating profit margin	8.8%	7.2%

(a)	All of our operations are located in the U.S.
(b)	Intercompany eliminations include the elimination of intercompany profit of $20.9 million and $16.5 million for the years ended December 31, 2018 and 2017, respectively.
(c)

Segment operating profit for years ended December 31, 2018 and 2017 includes an allocation of general corporate expenses attributable to the operating segments which is based on direct benefit or usage (such as salaries of corporate employees who directly support the segment).

(d)

General corporate expense, net includes expenses not specifically attributable to our segments for functions such as corporate human resources, finance and legal, including salaries, benefits, and other related costs. In the year ended December 31, 2018, general corporate expense, net increased primarily due to merger and acquisition costs incurred related to the USI acquisition.

2018 and 2017 Business Segment Results Discussion

Changes in operating profit margins in the following business segment results discussion exclude general corporate expense, net in 2018 and 2017, as applicable.

The construction industry has continued to expand both in residential new home and commercial construction; however, it is subject to inflationary pressures on costs.  While we are seeing the impact of this growth with increases in the cost of building materials, we have been successful to date in achieving price increases, which have more than offset the increased material costs.

Installation

Sales

Sales increased $399.7 million, or 31.2 percent, in 2018 compared to 2017.  Sales increased 21.2 percent from acquired branches and 4.2 percent due to increased selling prices.  Sales also increased due to increased sales volume related to a higher level of activity in new home construction and an increased sales volume of commercial installation.

Operating Results

Operating margins in the Installation segment were 11.7 percent and 8.5 percent for 2018 compared to 2017.  The increase in operating margins is related to the $30 million legal settlement with Owens Corning incurred in the prior year, as well as higher selling prices, USI acquisition synergies, lower legal expenses and lower fixed costs as a percentage of sales due to higher sales volume partially offset by higher material costs, and higher amortization, acquisition and closure costs related to the USI acquisition.

Distribution

Sales

Sales increased $100.6 million, or 14.0 percent, in 2018 compared to 2017.  Sales increased 7.2 percent due to increased selling prices and 6.7 percent from branches acquired in 2018.

Operating Results

Operating margins in the Distribution segment were 9.6 percent and 9.5 percent for 2018 and 2017, respectively.  Operating margins were positively impacted by higher selling prices, which were partially offset by increased material costs and higher amortization expense from acquisitions.

2017 and 2016  Business Segment Results

The following table sets forth our net sales and operating profit information by business segment,  in thousands:

	Year Ended December 31,		Percent Increase
	2017	2016	2017-2016
Sales by business segment (a):
Installation	$1,281,296	$1,150,168	11.4%
Distribution	719,759	676,672	6.4%
Intercompany eliminations and other adjustments (b)	(94,789)	(83,990)
Net sales	$1,906,266	$1,742,850	9.4%

Operating profit by business segment (c):
Installation (exclusive of significant legal settlement, shown separately below)	$139,316	$97,140	43.4%
Significant legal settlement (Installation segment)	(30,000)	—
Distribution	68,733	59,654	15.2%
Intercompany eliminations and other adjustments	(16,463)	(14,388)
Operating profit before general corporate expense	161,586	142,406	13.5%
General corporate expense, net (d)	(24,722)	(20,802)
Operating profit	$136,864	$121,604	12.5%

Operating profit margins:
Installation (exclusive of significant legal settlement)	10.9%	8.4%
Installation (inclusive of significant legal settlement)	8.5%
Distribution	9.5%	8.8%
Operating profit margin before general corporate expense	8.5%	8.2%
Operating profit margin	7.2%	7.0%

(a)	All of our operations are located in the U.S.
(a)	Intercompany eliminations include the elimination of intercompany profit of $16.5 million and $14.4 million for the years ended December 31, 2017 and 2016, respectively.
(a)

Segment operating profit for years ended December 31, 2017 and 2016, includes an allocation of general corporate expenses attributable to the operating segments which is based on direct benefit or usage (such as salaries of corporate employees who directly support the segment).

(a)

General corporate expense, net included expenses not specifically attributable to our segments for functions such as corporate human resources, finance and legal, including salaries, benefits, and other related costs.

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

Commitments and Contingencies

Litigation

During the first quarter of 2017, we incurred a $30 million expense for a final legal settlement paid to Owens Corning in connection with a breach of contract action related to our termination of an insulation supply contract.  The settlement resulted in the dismissal of the lawsuit filed in May 2016, in Toledo, Ohio.  The settlement is reflected in the significant legal settlement line item within our Consolidated Statements of Operations for the year ended December 31, 2017.  The settlement is also reflected in our Installation segment’s operating results for the year ended December 31, 2017.

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

We occasionally use performance bonds to ensure completion of our work on certain larger customer contracts that can span multiple accounting periods.  Performance bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed.  We also have bonds outstanding for licensing and insurance.  For the year ended December 31, 2018, the outstanding bonds in the table below increased due to the USI acquisition and higher commercial sales activity.

The following table summarizes our outstanding performance, licensing, insurance and other bonds, in thousands:

	As of December 31,
	2018	2017
Outstanding bonds:
Performance bonds	$65,517	$44,765
Licensing, insurance, and other bonds	22,287	17,013
Total bonds	$87,804	$61,778

Liquidity and Capital Resources

We have access to liquidity through our cash from operations and available borrowing capacity under our Amended Credit Agreement, which provides for borrowing and/or standby letter of credit issuances of up to $250 million under the Revolving Facility.  For additional information see Item 8. Financial Statements and Supplementary Data – Note 5.  Long-Term Debt.  We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to support our ongoing operations and to fund our debt service requirements, capital expenditures, and working capital for at least the next twelve months.  Cash flows are seasonally stronger in the third and fourth quarters as a result of increased new construction activity during those periods.

The following table summarizes our total liquidity, in thousands:

	As of December 31,
	2018	2017	2016
Cash and cash equivalents (a)	$100,929	$56,521	$134,375

Revolving Facility	250,000	250,000	125,000
Less: standby letters of credit	(59,288)	(47,055)	(49,080)
Availability under Revolving Facility	190,712	202,945	75,920

Additional term loan availability under delayed draw feature	―	100,000	―
Total liquidity	$291,641	$359,466	$210,295

(a)	Our cash and cash equivalents consist of AAA-rated money market funds as well as cash held in our demand deposit accounts.

Cash Flows

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the periods indicated, in thousands:

	Year Ended December 31,
	2018	2017	2016
Changes in cash and cash equivalents:
Net cash provided by operating activities	$167,172	$113,192	$76,785
Net cash used in investing activities	(551,819)	(108,596)	(16,801)
Net cash provided by (used in) financing activities	429,055	(82,450)	(38,457)
Increase (decrease) for the period	$44,408	$(77,854)	$21,527

Net cash flows provided by operating activities increased $54.0 million for the year ended December 31, 2018, as compared to December 31, 2017.  The increase was due to a $52.8 million increase in income before taxes which was due to acquisitions, increased organic sales volume, and successfully passing through material costs increases through price increases. Additionally, income before taxes for the year ended December 31, 2017 includes the negative impact of a $30.0 million legal settlement, as discussed in the Results of Operations section above.

Net cash used in investing activities was $551.8 million for the year ended December 31, 2018, primarily comprised of $500.2 million of net cash for the acquisition of USI and ADO and substantially all of the assets of Santa Rosa, and $52.5 million for purchases of property and equipment partially related to our decision to begin purchasing rather than leasing vehicles, partially offset by $0.8 million of proceeds from the sale of property and equipment. Net cash used in investing activities was $108.6 million for the year ended December 31, 2017, primarily comprised of $84.1 million for the acquisition of substantially all of the assets of Midwest, EcoFoam, MR Insulfoam, Capital, Superior, and Canyon and $25.3 million for purchases of property and equipment partially related to our decision to begin purchasing rather than leasing vehicles, partially offset by $0.6 million of proceeds from the sale of property and equipment.

Net cash provided by financing activities was $429.1 million for the year ended December 31, 2018.  In 2018, we received $400.0 million from the issuance of our Senior Notes and $100.0 million from the delayed draw on our term loan which we used to fund our acquisition of USI. We received $26.6 million of proceeds from equipment financing notes related to our decision to begin purchasing rather than leasing vehicles. We used $65.0 million for common stock repurchases related to our share repurchase programs, including $50.0 million under the 2018 ASR Agreement, $16.3 million for payments on our term loan, $7.8 million for payment of debt issuance costs related to our Amended Credit Agreement and our Senior Notes, $5.5 million for purchases of common stock for tax withholding obligations related to the vesting and exercise of share-based incentive awards, and $2.1 million for payments on our equipment financing notes. We also made a payment of $0.8 million of contingent consideration for EcoFoam. We drew $90.0 million on our revolving credit facility and repaid $90.0 million. Net cash used in financing activities was $82.5 million for the year ended December 31, 2017.  We received $250 million of proceeds from issuance of long-term debt related to our Amended Credit Agreement.  We used $175 million of the proceeds to pay off all amounts outstanding under our Old Credit Agreement.  We used $139.3 million of cash for common stock repurchases related to our share repurchase programs including our 2017 ASR Agreement, $5.0 million of repayments of our previous long-term debt, $6.3 million of payments for our Amended Credit Agreement, $2.2 million for payment of debt issuance costs, and $4.8 million for purchases of common stock for tax withholding obligations related to the vesting and exercise of share-based incentive awards during the year ended December 31, 2017.  We drew $225.0 million on our revolving credit facility and made repayments of $225.0 million during the year ended December 31, 2017.

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

At time of sale, we record estimated reductions to revenue for customer programs and incentive offerings, including special pricing and other volume-based incentives based on historical experience, which is continuously adjusted. The duration of our contracts with customers is relatively short, generally less than a 90-day period, and therefore there is not a significant financing component when considering the determination of the transaction price which gets allocated to the individual performance obligations, generally based on standalone selling prices. Additionally, we consider shipping costs charged to a customer as a fulfillment cost rather than a promised service and expense as incurred. Sales taxes, when incurred, are recorded as a liability and excluded from revenue on a net basis.

We record a contract asset when we have satisfied our performance obligation prior to billing and a contract liability generally when a customer payment is received prior to the satisfaction of our performance obligation. The difference between the beginning and ending balances of our contract assets and liabilities primarily results from the timing of our performance and the customer’s payment. The amount of revenue recognized and contract assets recorded for our Installation segment was $61.3 million and $37.1 million as of December 31, 2018 and 2017, respectively and increased primarily as a result of the USI acquisition.

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

Goodwill and Other Intangible Assets

We have two reporting units, which are also our operating and reporting segments: Installation and Distribution.  Both reporting units contain goodwill.  Assets acquired and liabilities assumed are assigned to the applicable reporting unit based on whether the acquired assets and liabilities relate to the operations of and determination of the fair value of such unit.  Goodwill assigned to the reporting unit is the excess of the fair value of the acquired business over the fair value of the individual assets acquired and liabilities assumed for the reporting unit.

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

Determining market values using a discounted cash flow method requires us to make significant estimates and assumptions, including long term projections of cash flows, market conditions, and appropriate discount rates.  Our judgments are based on historical experience, current market trends, consultations with external valuation specialists, and other information.  While we believe that the estimates and assumptions underlying the valuation methodology are reasonable, changes to estimates and assumptions could result in different outcomes.  In estimating future cash flows, we rely on internally generated long range forecasts for sales and operating profits, and generally a one to three percent long term assumed annual growth rate of cash flows for periods after the long range forecast.  We generally develop these forecasts based upon, among other things, recent sales data for existing products, and estimated U.S. housing starts.

When necessary, an impairment loss is recognized to the extent that a reporting unit’s recorded goodwill exceeds its implied fair value.  We did not recognize any impairment charges for goodwill for the years ended December 31, 2018, 2017, and 2016.  As of December 31, 2018, net goodwill reflected $762.0 million of accumulated impairment losses, relating primarily to impairment charges taken in 2008-2010 following the substantial decrease in U.S. housing starts after the financial crisis of 2007-2008.

In the fourth quarter of 2018, we performed an assessment on our goodwill and determined that the estimated fair value of each reporting unit substantially exceeded its carrying value at December 31, 2018, and therefore the goodwill was not impaired.  In the fourth quarter of 2017, we performed an assessment on our goodwill and concluded that it was more-likely-than-not that goodwill was not impaired.

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

Business Combinations

The purchase price for business combinations is allocated to the estimated fair values of acquired tangible and intangible assets, including goodwill, and assumed liabilities, where applicable.  Management uses significant judgments involving estimates and assumptions when determining the fair value of assets acquired and liabilities assumed. These estimates include, but are not limited to, discount rates, projected future revenue growth, cost synergies and expected cash flows, customer attrition rates, useful lives, and other prospective financial information. Additionally, we recognize customer relationships, trademarks and trade names, and non-competition agreements as identifiable intangible assets, which are recorded at fair value as of the transaction date.  The fair value of these intangible assets is determined primarily using the income approach and using current industry information.  Goodwill is recorded when consideration transferred exceeds the fair value of identifiable assets and liabilities.  Measurement-period adjustments to assets acquired and liabilities assumed with a corresponding offset to goodwill are recorded in the period they occur, which may include up to one year from the acquisition date.  Contingent consideration is recorded at fair value at the acquisition date.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements and their expected or actual effect on our reported results of operations are addressed in Item 8. Financial Statements and Supplementary Data – Note 1. Summary of Significant Accounting Policies.

Off-Balance Sheet Arrangements

As of December 31, 2018 and 2017, other than operating leases, letters of credit,  and performance and license bonds, we had no material off-balance sheet arrangements.

Contractual Obligations

The following table provides payment obligations related to current contracts at December 31, 2018, in thousands:

	Payments Due by Period
	2019	2020	2021	2022	2023	Thereafter	Total
Operating leases	$47,964	$31,466	$19,687	$11,059	$5,167	$6,197	$121,540
Principal repayments of long-term debt	26,852	31,437	36,032	254,386	3,248	400,000	751,955
Interest payments and fees on long-term debt (a)	36,127	35,003	33,789	25,073	22,557	52,500	205,049
Purchase obligations (b)	58,045	58,045	58,045	—	—	—	174,135
Total	$168,988	$155,951	$147,553	$290,518	$30,972	$458,697	$1,252,679

(a)

Interest and fees have been calculated using the interest rate on our long-term debt as of December 31, 2018 and assumes our standby letters of credit remain constant during the term of our Amended Credit Agreement.

(b)

We have minimum purchase commitments on certain products through 2021.  Amounts have been calculated using pricing in effect at December 31, 2018 on non-cancelable minimum contractual obligations by period.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our credit agreement became effective on May 5, 2017, and was amended on March 28, 2018 to facilitate the acquisition of USI.  The Amended Credit Agreement consists of a senior secured term loan facility in the amount of $250.0 million, $100.0 million of additional term loan capacity under a delayed draw feature, which we accessed on May 1, 2018 upon consummation of the acquisition of USI, and a revolving facility in the amount of $250.0 million.  In addition, on April 25, 2018, we issued $400.0 million aggregate principal amount of Senior Notes.  The Senior Notes bear a fixed rate of interest and therefore are excluded from the calculation below as they are not subject to fluctuations in interest rates.

Interest payable on both the term loan facility and revolving facility under the Amended Credit Agreement is based on a variable interest rate.  As a result, we are exposed to market risks related to fluctuations in interest rates on this outstanding indebtedness.  As of December 31, 2018, we had $327.5 million outstanding under our term loan facility, and the applicable interest rate as of such date was 3.59 percent.  Based on our outstanding borrowings under the Amended Credit Agreement as of December, 2018, a 100 basis point increase in the interest rate would result in a $3.1 million increase in our annualized interest expense.  There was no outstanding balance under the revolving facility as of December 31, 2018.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of TopBuild Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of TopBuild Corp. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

As described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded USI from its assessment of internal control over financial reporting as of December 31, 2018 because it was acquired by the Company in a purchase business combination during 2018. We have also excluded USI from our audit of internal control over financial reporting. USI is a wholly-owned subsidiary whose total assets and net sales excluded from management’s assessment and our audit of internal control over financial reporting represent 5% and 11%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2018.

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

February 26, 2019

We have served as the Company’s auditor since 2015.

TOPBUILD CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands except share amounts)

	As of December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$100,929	$56,521
Receivables, net of an allowance for doubtful accounts of $3,676 and $3,673 at December 31, 2018, and December 31, 2017, respectively	407,106	308,508
Inventories, net	168,977	131,342
Prepaid expenses and other current assets	27,685	15,221
Total current assets	704,697	511,592

Property and equipment, net	167,961	107,121
Goodwill	1,364,016	1,077,186
Other intangible assets, net	199,387	33,243
Deferred tax assets, net	13,176	18,129
Other assets	5,294	2,278
Total assets	$2,454,531	$1,749,549

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$313,172	$263,814
Current portion of long-term debt	26,852	12,500
Accrued liabilities	104,236	75,087
Total current liabilities	444,260	351,401

Long-term debt	716,622	229,387
Deferred tax liabilities, net	176,212	132,840
Long-term portion of insurance reserves	43,434	36,160
Other liabilities	1,905	3,242
Total liabilities	1,382,433	753,030

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value: 10,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2018, and December 31, 2017	—	—
Common stock, $0.01 par value: 250,000,000 shares authorized; 38,676,586 issued and 34,573,596 outstanding at December 31, 2018, and 38,626,378 shares issued and 35,586,916 outstanding at December 31, 2017	387	386
Treasury stock, 4,102,990 shares at December 31, 2018, and 3,039,462 shares at December 31, 2017, at cost	(216,607)	(141,582)
Additional paid-in capital	846,451	830,600
Retained earnings	441,867	307,115
Total equity	1,072,098	996,519
Total liabilities and equity	$2,454,531	$1,749,549

See notes to our consolidated financial statements.

TOPBUILD CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per common share amounts)

	Year Ended December 31,
	2018	2017	2016
Net sales	$2,384,249	$1,906,266	$1,742,850
Cost of sales	1,808,097	1,445,157	1,342,506
Gross profit	576,152	461,109	400,344

Selling, general, and administrative expense (exclusive of significant legal settlement, shown separately below)	367,199	294,245	278,740
Significant legal settlement	—	30,000	—
Operating profit	208,953	136,864	121,604

Other income (expense), net:
Interest expense	(28,687)	(8,019)	(5,608)
Loss on extinguishment of debt	—	(1,086)	—
Other, net	558	281	277
Other expense, net	(28,129)	(8,824)	(5,331)
Income before income taxes	180,824	128,040	116,273

Income tax (expense) benefit	(46,072)	30,093	(43,667)
Net income	$134,752	$158,133	$72,606

Income per common share:
Basic	$3.86	$4.41	$1.93
Diluted	$3.78	$4.32	$1.92

Weighted average shares outstanding:
Basic	34,921,318	35,897,641	37,585,777
Diluted	35,613,319	36,572,146	37,867,212

See notes to our consolidated financial statements.

TOPBUILD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash Flows Provided by (Used in) Operating Activities:
Net income	$134,752	$158,133	$72,606
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,419	16,453	12,011
Share-based compensation	11,317	9,889	7,669
Loss on extinguishment of debt	—	1,086	—
Loss on sale or abandonment of property and equipment	1,204	998	2,737
Amortization of debt issuance costs	1,201	401	343
Change in fair value of contingent consideration	(330)	149	—
Provision for bad debt expense	3,240	3,231	3,292
Loss from inventory obsolescence	2,187	1,979	1,343
Deferred income taxes, net	12,936	(59,535)	13,540
Change in certain assets and liabilities
Receivables, net	(35,522)	(37,943)	(19,953)
Inventories, net	(23,297)	(14,901)	1,370
Prepaid expenses and other current assets	(8,360)	8,184	(10,102)
Accounts payable	29,687	17,936	(11,698)
Accrued liabilities	(660)	7,160	3,633
Other, net	(602)	(28)	(6)
Net cash provided by operating activities	167,172	113,192	76,785

Cash Flows Provided by (Used in) Investing Activities:
Purchases of property and equipment	(52,504)	(25,308)	(14,156)
Acquisition of businesses, net of cash acquired of $15,756 in 2018	(500,202)	(84,090)	(3,476)
Proceeds from sale of property and equipment	849	603	718
Other, net	38	199	113
Net cash used in investing activities	(551,819)	(108,596)	(16,801)

Cash Flows Provided by (Used in) Financing Activities:
Net transfer from Former Parent	—	—	664
Proceeds from issuance of long-term debt	526,604	250,000	—
Repayment of long-term debt	(18,399)	(186,250)	(15,000)
Payment of debt issuance costs	(7,819)	(2,150)	—
Proceeds from revolving credit facility	90,000	225,000	—
Repayment of revolving credit facility	(90,000)	(225,000)	—
Taxes withheld and paid on employees' equity awards	(5,465)	(4,764)	(1,825)
Repurchase of shares of common stock	(65,025)	(139,286)	(22,296)
Payment of contingent consideration	(841)	—	—
Net cash provided by (used in) financing activities	429,055	(82,450)	(38,457)

Cash and Cash Equivalents
Increase (decrease) for the period	44,408	(77,854)	21,527
Beginning of period	56,521	134,375	112,848
End of period	$100,929	$56,521	$134,375

Supplemental disclosure of cash paid for:
Interest on long-term debt	$23,733	$6,423	$4,130
Income taxes	39,010	22,580	39,508

Supplemental disclosure of noncash investing activities:
Accruals for property and equipment	$860	$1,123	$387

See notes to our consolidated financial statements.

TOPBUILD CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands)

	Common	Treasury	Additional
	Stock	Stock	Paid-in	Retained
	($0.01 par value)	at cost	Capital	Earnings	Equity
Balance at December 31, 2015	$377	$—	$838,976	$76,376	$915,729
Net income	—	—	—	72,606	72,606
Separation-related adjustments	—	—	664	—	664
Share-based compensation	—	—	7,669	—	7,669
Issuance of 756,590 restricted share awards under long-term equity incentive plan	8	—	(8)	—	—
Repurchase of 673,626 shares of common stock pursuant to 2016 Repurchase Program	—	(22,296)	—	—	(22,296)
66,196 shares of common stock withheld to pay taxes on employees’ equity awards	—	—	(1,825)	—	(1,825)
Balance at December 31, 2016	$385	$(22,296)	$845,476	$148,982	$972,547
Net income	—	—	—	158,133	158,133
Share-based compensation	—	—	9,889	—	9,889
Issuance of 158,900 restricted share awards under long-term equity incentive plan	1	—	(1)	—	—
Repurchase of 858,393 shares of common stock pursuant to 2016 and 2017 Repurchase Programs	—	(39,286)	—	—	(39,286)
Repurchase of 1,507,443 shares of common stock pursuant to the 2017 ASR Agreement	—	(80,000)	(20,000)	—	(100,000)
123,101 shares of common stock withheld to pay taxes on employees’ equity awards	—	—	(4,764)	—	(4,764)
Balance at December 31, 2017	$386	$(141,582)	$830,600	$307,115	$996,519
Net income	—	—	—	134,752	134,752
Share-based compensation	—	—	11,317	—	11,317
Issuance of 90,760 restricted share awards under long-term equity incentive plan	1	—	(1)	—	—
Repurchase of 252,946 shares of common stock pursuant to 2017 Repurchase Program	—	(15,000)	—	—	(15,000)
Repurchase of 13,657 shares of common stock pursuant to the settlement of the 2017 ASR Agreement	—	(20,000)	20,000	—	—
Repurchase of 796,925 shares of common stock pursuant to the 2018 ASR Agreement	—	(40,025)	(10,000)	—	(50,025)
98,056 shares of common stock withheld to pay taxes on employees’ equity awards	—	—	(5,465)	—	(5,465)
Balance at December 31, 2018	$387	$(216,607)	$846,451	$441,867	$1,072,098

See notes to our consolidated financial statements.

TOPBUILD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.  On June 30, 2015, Masco completed the Separation of its Services Business from its other businesses and TopBuild became an independent public company which holds, through its consolidated subsidiaries, the assets and liabilities of the Services Business.  The Separation was achieved through the distribution of 100 percent of the outstanding capital stock of TopBuild to holders of Masco common stock.  TopBuild is a Delaware corporation and trades on the NYSE under the symbol “BLD.”

We report our business in two segments: Installation and Distribution.  Our Installation segment primarily installs insulation and other building products.  Our Distribution segment primarily sells and distributes insulation and other building products.  Our segments are based on our operating units, for which financial information is regularly evaluated by our Chief Operating Decision Maker.

Financial Statement Presentation.  The consolidated financial statements have been developed in conformity with GAAP.  All intercompany transactions between the TopBuild entities have been eliminated.  Transactions between TopBuild and Masco prior to the Separation, with the exception of purchase transactions, are reflected in the Consolidated Statements of Cash Flows as a financing activity in “Net transfer from Former Parent.”

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

Revenue Recognition.    In May 2014 the FASB issued a new standard for revenue recognition, ASC 606. Subsequent to issuing ASC 606, the FASB issued a number of updates and technical improvements which did not change the core principles of the guidance. The purpose of ASC 606 is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability across industries. Effective January 1, 2018, we adopted ASC 606 using the modified retrospective approach. Adoption of this standard did not have a material impact on our financial position or results of operations for any periods presented. As such, a cumulative adjustment was not recorded to our beginning retained earnings balance.

Revenue is disaggregated between our Installation and Distribution segments. A reconciliation of disaggregated revenue by segment is included in Note 7 – Segment Information.

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

TOPBUILD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table represents our contract assets and contract liabilities with customers, in thousands:

	Included in Line Item on	As of December 31,
	Consolidated Balance Sheets	2018	2017
Contract Assets:
Receivables, unbilled	Receivables, net	$61,339	$37,142

Contract Liabilities:
Deferred revenue	Accrued liabilities	$19,963	$9,275

The increase in our contract asset and contract liability balances from December 31, 2017 was primarily a result of the USI acquisition.  Our contract liabilities are normally recognized to net sales in the immediately subsequent reporting period due to the generally short-term nature of our contracts with customers.

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

Only those income tax positions that have a greater than 50 percent likelihood of being sustained upon examination by taxing authorities are recognized.  There is an increased potential for volatility in our effective tax rate because of future changes in the income tax environment and the inherent complexities of income tax law in the various jurisdictions. Accordingly, provisions for tax-related matters, including interest and penalties, could be recorded in income tax expense in the period revised assessments are made.

Cash and Cash Equivalents.  We consider our highly liquid investments with a maturity of three months or less at the time of purchase to be cash and cash equivalents.

TOPBUILD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Inventories, net.  Inventories, net consist primarily of insulation, rain gutters, glass and windows, fireproofing and firestopping products, garage doors, fireplaces, shower enclosures, closet shelving, accessories, and other products.  We value inventory at the lower of cost or net realizable value, where cost is determined by the first in‑first out cost method.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation.  Inventory value is evaluated at each balance sheet date to ensure that it is carried at the lower of cost or net realizable value.  Inventory provisions are recorded to reduce inventory to the lower of cost or net realizable value for obsolete or slow moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions, inventory levels and turns, product spoilage, and specific identification of items such as product discontinuance, engineering/material changes, or regulatory-related changes.  As of December 31, 2018 and 2017, all inventory consisted of finished goods.

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

TOPBUILD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Intangible assets with finite useful lives are amortized using the straight‑line method over their estimated useful lives.  We evaluate the remaining useful lives of amortizable intangible assets at each reporting period to determine whether events and circumstances warrant a revision to the remaining periods of amortization.  For additional information, see Note 4 – Goodwill and Other Intangibles.

Insurance Reserves.  We use a combination of high deductible insurance and matching deductible insurance for a number of risks including, but not limited to, workers’ compensation, general, vehicle, and property liabilities.  Our workers’ compensation insurance is primarily a high‑deductible insurance program and our primary general liability insurance is a matching deductible program.  We are insured for covered claims above the deductibles and retentions.  The liabilities represent our best estimate of our costs, using generally accepted actuarial reserving methods, of the ultimate obligations for reported claims plus those incurred but not reported claims through December 31, 2018 and 2017.  The accruals are adjusted as new information develops or circumstances change that would affect the estimated liability.  We also record an insurance receivable for claims that exceeded the stop loss limit included in other assets on our Consolidated Balance Sheets which offsets an equal liability included within the reserve amount recorded in other liabilities on our Consolidated Balance Sheet.  At December 31, 2018 and 2017, the amount of this receivable and liability was $4.2 million and $2.0 million, respectively.

TOPBUILD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising.  Advertising costs are expensed as incurred.  Advertising expense, net of manufacturers support, was approximately $1.7 million, $1.1 million, and $1.1 million for the years ended December 31, 2018, 2017, and 2016, respectively, and is included in selling, general, and administrative expense.

Share‑based Compensation.  Our share-based compensation program currently consists of RSAs and stock options.  Share-based compensation expense is reported in selling, general, and administrative expense.  We do not capitalize any compensation cost related to share-based compensation awards.  The income tax benefits and deficiencies associated with share-based awards are reported as a component of income tax expense.  Excess tax benefits and deficiencies are included in cash provided by (used in) operating activities while shares withheld for tax-withholding are reported in financing activities under the caption “Taxes withheld and paid on employees’ equity awards” in our Consolidated Statements of Cash Flows.  Award forfeitures are accounted for in the period they occur.  The following table details our award types and accounting policies:

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

Debt Issuance Costs.  Debt issuance costs are amortized as interest expense over the life of the respective debt, which approximates the effective interest rate method.  Unamortized debt issuance costs are presented as a direct deduction from the related debt on our Consolidated Balance Sheets.

Leases.  Leases where the lessor retains substantially all the risks and benefits of ownership of the asset are classified as operating leases. Operating lease payments are recognized as an expense in the Consolidated Statements of Operations on a straight-line basis over the lease term, including future option periods the Company reasonably expects to exercise, whereby an equal amount of rent expense is attributed to each period during the term of the lease, regardless of when actual payments are made.  This generally results in rent expense in excess of cash payments during the early years of a lease and rent expense less than cash payments in later years.  The difference between rent expense recognized and actual rental payments is recorded as deferred rent and included in other liabilities.  Lease termination costs are accrued over the life of the lease based on historical experience.  Leasehold improvements are amortized over the lesser of the expected lease term, including cancelable option periods, or the estimated useful lives of the related assets using the straight-line method. See discussion of new lease guidance in ASU 2016-02 in the Recently Issued Accounting Pronouncements Not Yet Adopted caption below.

TOPBUILD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recently Adopted Accounting Pronouncements:

In August 2016 the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments”.  This standard addresses the diversity in practice of how certain cash receipts and payments are classified in the statement of cash flows, including contingent consideration payments made after a business combination.  This update was effective for us beginning January 1, 2018 and we adopted the standard using a retrospective approach.  There was no impact to any prior periods.

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

In August 2018, the FASB issued ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract”. This update aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. We early adopted this guidance as of October 1, 2018 and applied it prospectively to a new contract that was executed during the fourth quarter which falls within the scope of this update. We expect to capitalize approximately $1.3 million of costs to be incurred during the implementation stage in 2019 and will expense these costs over the term of the hosting arrangement, in accordance with the guidance.

Recently Issued Accounting Pronouncements Not Yet Adopted:

In February 2016 the FASB issued ASU 2016-02, “Leases.” This standard requires a lessee to recognize most leases on its balance sheet. Companies are required to use a modified retrospective transition method for all existing leases. This standard is effective for annual periods beginning after December 15, 2018, and interim periods therein with early adoption permitted. We adopted this guidance on January 1, 2019 using the optional transition method which allows an entity to apply the new standard at the adoption date with a cumulative effect adjustment, if any, recorded to the opening balance of retained earnings, in the period of adoption. We elected to use the short-term lease exception outlined in ASU 2016-02.  While we continue to evaluate the effects of adopting the new guidance, we expect most existing operating lease commitments will be recognized as operating lease liabilities and right-of-use assets upon adoption. The adoption based on our ongoing assessment, will increase total assets by less than 5%. We are implementing enhanced internal controls and a software solution to comply with the requirements of the standard.

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

TOPBUILD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2017 the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment.” The new standard simplifies the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test. This update is effective for us beginning January 1, 2020. Early adoption is permitted and the new standard will be applied on a prospective basis. We have not yet selected an adoption date, and we do not anticipate the adoption of this standard to have an impact on our financial position and results of operations.

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

2.  RELATED PARTY TRANSACTIONS

Transactions between us and Masco prior to the Separation, with the exception of purchase transactions, are reflected  in our Consolidated Statements of Cash Flows as a financing activity in “Net transfer from Former Parent.”  Subsequent to the Separation, any transactions with Masco are no longer considered related party and are reflected in our Consolidated Statements of Operations and included in the operating cash flow section of our Consolidated Statements of Cash Flows.

In addition, we lease certain operating facilities from certain related parties, primarily former owners (and in certain cases, current management personnel) of companies acquired.  These related party leases are immaterial to our Consolidated Statements of Operations.

3.  PROPERTY & EQUIPMENT

The following table sets forth our property and equipment by class as of December 31, 2018 and 2017, in thousands:

	As of December 31,
	2018	2017
Land and improvements	$7,649	$7,846
Buildings	38,933	40,515
Equipment	115,261	96,580
Computer hardware and software	132,719	125,984
Company vehicles	94,896	41,298
	389,458	312,223
Less: Accumulated depreciation	(221,497)	(205,102)
Total property and equipment, net	$167,961	$107,121

For additions to property and equipment as a result of 2018 acquisitions, see Note 16 – Business Combinations.

Total property and equipment, net as of December 31, 2018 excludes $0.9 million of assets held for sale related to a property acquired in the USI acquisition in which management committed to a plan of sale in the fourth quarter of 2018. These assets held for sale are included in prepaid expenses and other current assets on the Consolidated Balance Sheet as of December 31, 2018.

Depreciation expense was $23.7 million, $13.5 million, and $11.2 million for the years ended December 31, 2018, 2017, and 2016, respectively.

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

In the fourth quarters of 2018 and 2017, we performed annual assessments on our goodwill resulting in no impairment.

Changes in the carrying amount of goodwill for the years ended December 31, 2018 and 2017, by segment, were as follows, in thousands:

	Gross Goodwill		Gross Goodwill	Accumulated	Net Goodwill
	at		at	Impairment	at
	December 31, 2017	Additions	December 31, 2018	Losses	December 31, 2018
Goodwill, by segment:
Installation	$1,422,920	$256,734	$1,679,654	$(762,021)	$917,633
Distribution	416,287	30,096	446,383	—	446,383
Total goodwill	$1,839,207	$286,830	$2,126,037	$(762,021)	$1,364,016

	Gross Goodwill		Gross Goodwill	Accumulated	Net Goodwill
	at		at	Impairment	at
	December 31, 2016	Additions	December 31, 2017	Losses	December 31, 2017
Goodwill, by segment:
Installation	$1,390,792	$32,128	$1,422,920	$(762,021)	$660,899
Distribution	416,287	—	416,287	—	416,287
Total goodwill	$1,807,079	$32,128	$1,839,207	$(762,021)	$1,077,186

Other intangible assets, net includes customer relationships, non-compete agreements, and trademarks.  The following table sets forth our other intangible assets and associated amortization expense, in thousands:

	As of
	December 31,	December 31,	December 31,
	2018	2017	2016
Gross definite-lived intangible assets	$218,882	$54,872	$20,932
Accumulated amortization	(19,495)	(21,629)	(18,683)
Net definite-lived intangible assets	199,387	33,243	2,249
Indefinite-lived intangible assets not subject to amortization	—	—	407
Other intangible assets, net	$199,387	$33,243	$2,656

Amortization expense	$15,752	$2,994	$795

The following table sets forth the amortization expense related to the definite-lived intangible assets during each of the next five years, in thousands:

Amortization Expense
2019	$20,692
2020	20,692
2021	20,572
2022	19,713
2023	18,995

See Note 16 – Business Combinations for breakout by major intangible asset class and their weighted average estimated useful lives.

TOPBUILD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  LONG-TERM DEBT

The following table reconciles the principal balance of our outstanding debt to our Consolidated Balance Sheets, in thousands:

+
	As of
	December 31,	December 31,
Principal debt balances:	2018	2017
Current portion of long-term debt - term loan	$21,875	$12,500
Current portion of long-term debt - equipment notes	4,977	—
Long-term portion of long-term debt - Senior Notes	400,000	—
Long-term portion of long-term debt - term loan	305,625	231,250
Long-term portion of long-term debt - equipment notes	19,478	—
Unamortized debt issuance costs	(8,481)	(1,863)
Total debt, net of unamortized debt issuance costs	743,474	241,887
Less: current portion of long-term debt	26,852	12,500
Total long-term debt	$716,622	$229,387

The following table sets forth our remaining principal payments for our outstanding debt balances as of December 31, 2018, in thousands:

	Payments Due by Period
	2019	2020	2021	2022	2023	Thereafter	Total
Senior Notes	$—	$—	$—	$—	$—	$400,000	$400,000
Term loan	21,875	26,250	30,625	248,750	—	—	327,500
Equipment notes	4,977	5,187	5,407	5,636	3,248	—	24,455
Total	$26,852	$31,437	$36,032	$254,386	$3,248	$400,000	$751,955

Amended Credit Agreement and Senior Secured Term Loan Facility

On May 5, 2017, we and the Guarantors entered into a credit agreement with the Lenders.  All obligations under the credit agreement are guaranteed by the Guarantors, and all obligations under the credit agreement, including the guarantees of those obligations, are secured by substantially all of the assets of us and the Guarantors.  On March 28, 2018, we executed an amendment to this credit agreement, which primarily facilitated the acquisition of USI by (i) extending until August 29, 2018, the period during which the Company could access the $100.0 million delayed draw term loan feature and (ii) providing that the Company could issue up to $500.0 million of Senior Notes in connection with its acquisition of USI.  On May 1, 2018, we closed on our acquisition of USI.  The acquisition was funded through net proceeds from the issuance on April 25, 2018 of $400.0 million of 5.625% Senior Notes due in 2026 together with the net proceeds from the $100.0 million delayed draw term loan commitment accessed on May 1, 2018 under our Amended Credit Agreement.  These funds were also used for the payment of related fees and expenses, as well as for general corporate purposes.

TOPBUILD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table outlines the key terms of our Amended Credit Agreement (dollars in thousands):

Senior secured term loan facility (original borrowing) (a)	$250,000
Additional delayed draw term loan (b)	$100,000

Additional term loan and/or revolver capacity available under incremental facility (c)	$200,000

Revolving Facility	$250,000
Sublimit for issuance of letters of credit under Revolving Facility (d)	$100,000
Sublimit for swingline loans under Revolving Facility (d)	$20,000

Interest rate as of December 31, 2018	3.59%
Scheduled maturity date	5/05/2022

(a)	The Amended Credit Agreement provides for a term loan limit of $350.0 million; $250.0 million was drawn on May 5, 2017.
(b)	On May 1, 2018, the net proceeds from the $100.0 million delayed draw term loan were used to partially fund the USI acquisition.
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

Revolving Facility

The Company has outstanding standby letters of credit that secure our financial obligations related to our workers’ compensation, general insurance, and auto liability programs.  These standby letters of credit, as well as any outstanding amount borrowed under our Revolving Facility, reduce the availability under the Revolving Facility.  The following table summarizes our availability under the Revolving Facility, in thousands:

	As of
	December 31,	December 31,
	2018	2017
Revolving Facility	$250,000	$250,000
Less: standby letters of credit	(59,288)	(47,055)
Availability under Revolving Facility	$190,712	$202,945

We are required to pay commitment fees to the Lenders in respect of any unutilized commitments.  The commitment fees range from 0.15 percent to 0.275 percent per annum, depending on our Secured Leverage Ratio.  We must also pay customary fees on outstanding letters of credit.

TOPBUILD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Senior Notes

The Senior Notes are our senior unsecured obligations and bear interest at 5.625% per year, payable semiannually in arrears on May 1 and November 1 of each year, which began on November 1, 2018. The Senior Notes mature on May 1, 2026, unless redeemed early or repurchased.  We have the right to redeem the Senior Notes under certain circumstances, and, if we undergo a change in control, we must make an offer to repurchase all of the Senior Notes then outstanding at a repurchase price equal to 101% of their aggregate principal amount, plus accrued and unpaid interest (if any) to, but not including, the repurchase date.

Equipment Notes

During 2018, the Company executed $26.6 million of equipment notes for the purpose of financing the purchase of vehicles and equipment. These equipment notes each have a five year maturity through 2023 and bear interest at fixed rates between 3.9% and 4.4%.

Covenant Compliance

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

The Amended Credit Agreement requires us to maintain a Net Leverage Ratio and minimum FCCR throughout the term of the agreement.  The following table sets forth the maximum Net Leverage Ratios and minimum FCCR required:

Quarter Ending	Maximum Net Leverage Ratio	Minimum FCCR
June 30, 2018 through September 30, 2018	3.75:1.00	1.25:1.00
December 31, 2018 through June 30, 2019	3.50:1.00	1.25:1.00
September 30, 2019 and each fiscal quarter end thereafter	3.25:1.00	1.25:1.00

The following table outlines the key financial covenants effective for the period covered by this report:

As of December 31, 2018
Maximum Net Leverage Ratio	3.50:1.00
Minimum FCCR	1.25:1.00
Compliance as of period end	In Compliance

TOPBUILD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  FAIR VALUE MEASUREMENTS

Fair Value on Recurring Basis

The carrying values of cash and cash equivalents, receivables, net, and accounts payable are considered to be representative of their respective fair values due to the short-term nature of these instruments.  We measure our contingent consideration liabilities related to business combinations at fair value.  For more information see Note 16 –Business Combinations.

Fair Value on Non-Recurring Basis

Fair value measurements were applied to our long-term debt portfolio.    We believe the carrying value of our term loan approximates the fair market value primarily due to the fact that the non-performance risk of servicing our debt obligations, as reflected in our business and credit risk profile, has not materially changed since we assumed our debt obligations under the Amended Credit Agreement.  In addition, due to the floating-rate nature of our term loan, the market value is not subject to variability solely due to changes in the general level of interest rates as is the case with a fixed-rate debt obligation.    Based on active market trades of our Senior Notes close to December 31, 2018 (Level 1 fair value measurement), we estimate that the fair value of the Senior Notes is approximately $372.0 million compared to a gross carrying value of $400.0 million at December 31, 2018.

During all periods presented, there were no transfers between fair value hierarchical levels.

7.  SEGMENT INFORMATION

Our reportable segments are Installation (TruTeam) and Distribution (Service Partners).

Our Installation segment installs insulation and other building products.  We sell primarily to the residential new construction market, with increasing activity in both the commercial construction industry and repair/remodel of residential housing.  In addition to insulation, we install other building products including rain gutters, glass and windows, after-paint products, fireproofing, garage doors and fireplaces.

Our Distribution segment sells and distributes insulation and other building products including rain gutters, fireplaces, closet shelving, and roofing materials.  Distributed products are sold primarily to contractors and dealers (including lumber yards) from distribution centers in various parts of the United States.

Our segments are based on our operating units, for which financial information is regularly evaluated by our Chief Operating Decision Maker in determining resource allocation and assessing performance.  Accounting policies for the segments are generally the same as those for the Company.  The key performance metric we use to evaluate our businesses is segment operating profit.  Operating profit for the individual segments includes corporate costs which are allocated to the segments based on various metrics including sales and headcount.

Intercompany sales from the Distribution segment to the Installation segment are recorded by the Distribution segment with a profit margin and by our Installation segment at cost.

TOPBUILD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table is a summary of the annual percentage of net sales by product category for the years ended December 31:

	2018	2017	2016
Insulation	71%	72%	71%
Rain gutters	6	7	7
Accessories	4	5	5
Afterpaint (shower enclosures, closet shelving, bath accessories, etc.)	4	3	2
Glass and windows	3	1	1
All other	12	12	14
	100%	100%	100%

Key information by segment is as follows, for the years ended December 31, in thousands:

	Net Sales			Operating Profit (b)
	2018	2017	2016	2018	2017	2016
Our operations by segment were (a):
Installation (exclusive of significant legal settlement, shown separately below)	$1,680,967	$1,281,296	$1,150,168	$196,986	$139,316	$97,140
Significant legal settlement (Installation segment) (c)	—	—	—	—	(30,000)	—
Distribution	820,309	719,759	676,672	78,739	68,733	59,654
Intercompany eliminations and other adjustments	(117,027)	(94,789)	(83,990)	(20,899)	(16,463)	(14,388)
Total	$2,384,249	$1,906,266	$1,742,850	254,826	161,586	142,406
General corporate expense, net (d)				(45,873)	(24,722)	(20,802)
Operating profit, as reported				208,953	136,864	121,604
Other expense, net				(28,129)	(8,824)	(5,331)
Income before income taxes				$180,824	$128,040	$116,273

	Property Additions			Depreciation and Amortization			Total Assets
	2018	2017	2016	2018	2017	2016	2018	2017
Our operations by segment were (a):
Installation	$69,497	$21,956	$7,584	$31,661	$12,208	$8,149	$1,618,032	$1,061,418
Distribution	11,121	5,845	3,348	6,616	3,561	3,604	698,337	599,503
Corporate	6,796	1,620	3,433	1,142	684	258	138,162	88,628
Total, as reported	$87,414	$29,421	$14,365	$39,419	$16,453	$12,011	$2,454,531	$1,749,549

(a)	All of our operations are located in the U.S.
(b)

Segment operating profit includes an allocation of general corporate expenses attributable to the operating segments which is based on direct benefit or usage (such as salaries of corporate employees who directly support the segment).

(c)

Significant legal settlement expense of $30 million incurred for the year ended December 31, 2017, related to the settlement agreement with Owens Corning.  For more information see Note 10 – Other Commitments and Contingencies.

(d)

General corporate expense, net includes expenses not specifically attributable to our segments for functions such as corporate human resources, finance, and legal, including salaries, benefits, and other related costs.

TOPBUILD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  ACCRUED LIABILITIES

The following table sets forth the components of accrued liabilities, in thousands:

	As of
	December 31,	December 31,
	2018	2017
Accrued liabilities:
Salaries, wages, and commissions	$34,085	$25,470
Insurance liabilities	25,212	19,770
Deferred revenue	19,963	9,275
Interest payable on long-term debt	3,951	—
Other	21,025	20,572
Total accrued liabilities	$104,236	$75,087

See Note 1 – Summary of Significant Accounting Policies for discussion of our deferred revenue balances and related revenue recognition policy.

9.  EMPLOYEE RETIREMENT PLANS

We provide a defined-contribution retirement plan for substantially all employees.  In addition, we participate in 37 regional multi‑employer pension plans, principally related to building trades; none of the plans are considered material.

Prior to the Separation, Masco provided defined-benefit pension plans to certain TopBuild employees.  The TopBuild liability associated with these plans is not reflected in our balance sheet as this obligation is maintained and serviced by Masco; all future benefit accruals were frozen effective January 1, 2010.

The expense related to our participation in the retirement plans was as follows, in thousands:

	Years Ended December 31,
	2018	2017	2016
Defined contribution plans	$7,595	$4,089	$3,950
Multi-employer plans	11,224	8,677	6,593
	$18,819	$12,766	$10,543

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

	Employer
	Identification	PPA Zone Status		Funding Plan	Contributions (in thousands)			Surcharge
Pension Fund	Number/Plan Number	2018	2017	Pending / Implemented	2018	2017	2016	Imposed
NCT	94-6050970/001	Red	Red	Yes	$ 3,319	$ 2,319	$ 1,926	No

TOPBUILD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  OTHER COMMITMENTS AND CONTINGENCIES

Litigation.  During the first quarter of 2017, we paid $30 million to Owens Corning for a final legal settlement in connection with a breach of contract action related to our termination of an insulation supply contract.  The settlement resulted in the dismissal of the lawsuit filed in May 2016 in Toledo, Ohio.  The settlement is reflected in the significant legal settlement line item within our Consolidated Statements of Operations for the year ended December 31, 2017.  The settlement is also reflected in our Installation segment’s operating results for the year ended December 31, 2017.

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

The following table summarizes our outstanding performance, licensing, insurance and other bonds, in thousands:

	As of
	December 31,	December 31,
	2018	2017
Performance Bonds	$65,517	$44,765
Licensing, insurance, and other bonds	22,287	17,013
Total	$87,804	$61,778

Our rental expense was as follows, in thousands:

Rent Expense
2018	$60,466
2017	54,254
2016	51,505

Future minimum lease payments related to operating leases at December 31, 2018, were as follows, in thousands:

Minimum Lease Payments
2019	$47,964
2020	31,466
2021	19,687
2022	11,059
2023	5,167
2024 & Thereafter	6,197

TOPBUILD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease payments at December 31, 2018 in the table above were calculated in accordance with the current leases guidance that is applicable for us and does not consider the impact of adopting ASU 2016-02 Leases, which is effective for us beginning on January 1, 2019. See Note 1 – Summary of Significant Accounting Policies for more information related to ASU 2016-02 and the impact of adoption on our financial position and results of operations.

11.  INCOME TAXES

(In thousands)	2018	2017	2016
Income before income taxes:
U.S.	$180,824	$128,040	$116,273
Income tax expense (benefit):
Currently payable:
U.S. Federal	$25,980	$25,003	$24,594
State and local	7,156	4,438	3,646
Deferred:
U.S. Federal	9,939	(61,024)	10,966
State and local	2,997	1,490	4,461
	$46,072	$(30,093)	$43,667
Deferred tax assets at December 31:
Receivables, net	$1,313	$1,280
Inventories, net	1,247	1,307
Other assets, principally share-based compensation	3,645	2,317
Accrued liabilities	6,141	5,286
Long-term liabilities	10,109	9,020
Net operating loss carryforward	17,317	21,381
	39,772	40,591
Valuation allowance	—	—
	39,772	40,591
Deferred tax liabilities at December 31:
Property and equipment, net	28,203	13,008
Intangibles, net	172,996	142,118
Other	1,609	176
	202,808	155,302
Net deferred tax liability at December 31	$163,036	$114,711

The Tax Cuts and Jobs Act (Tax Act) was enacted on December 22, 2017 and became effective January 1, 2018.  The Tax Act, among other things, reduced the U.S. federal corporate tax rate from 35 percent to 21 percent.  In addition, the Tax Act limited certain deductions.  Some of the major changes from the Tax Act that have affected the Company’s effective tax rate include the elimination of the Domestic Production Activities Deduction; the elimination of deductions related to entertainment expenses; and increased limitations on the deductibility of officer compensation.

ASC 740, “Income Taxes” required us to adjust deferred tax assets and liabilities for the effect of tax rate changes in the period the rate change was enacted.  Accordingly, the deferred tax balances were adjusted to reflect the change in the federal statutory rate from 35 percent to 21 percent in the fourth quarter of 2017.  The adjustment resulted in a $74.1 million tax benefit in  the U.S. Federal deferred tax expense for the year ending December 31, 2017.

A valuation allowance must be established for deferred tax assets when it is more-likely-than-not that they will not be realized.  After review of all available positive and negative evidence, the Company has determined that no valuation allowance was required for the deferred tax assets as of December 31, 2018 or December 31, 2017.  The deferred portion of state and local tax expense included $0.8 million in tax benefits resulting from a change in the valuation allowance against state and local deferred tax assets in the year ending December 31, 2016.  As of December 31, 2018, there are no valuation allowances in place.

TOPBUILD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2018, the net deferred tax liability of $163.0 million consisted of net long-term deferred tax assets of $13.2 million and net long-term deferred tax liabilities of $176.2 million.  At December 31, 2017, the net deferred tax liability of $114.7 million consisted of net long-term deferred tax assets of $18.1 million and net long-term deferred tax liabilities of $132.8 million.  The deferred assets and deferred liabilities show the State deferreds net of Federal benefit.

Of the deferred tax asset related to the net operating loss at December 31, 2018, $17.2 million will expire between 2021 and 2038.  Of the deferred tax asset related to the net operating loss at December 31, 2017, $21.0 million will expire between 2021 and 2037.

A reconciliation of the U.S. Federal statutory tax rate to the income tax expense (benefit) on income was as follows:

	2018	2017	2016
U.S. Federal statutory tax rate	21.0%	35.0%	35.0%
State and local taxes, net of U.S. Federal tax benefit	4.5	3.5	5.7
Valuation allowance	—	—	(0.7)
Domestic Production Activities Deduction	—	(1.7)	(1.7)
Share based compensation	(1.4)	(2.3)	(0.5)
Non-deductible meals & entertainment	0.4	—	—
Non-deductible transaction costs	0.3	—	—
Effect of U.S. Federal tax rate change on deferred balances	—	(57.9)	—
Other, net	0.7	(0.6)	(0.2)
Effective tax rate	25.5%	(24.0)%	37.6%

The negative (beneficial) effective tax rate in 2017 is mostly related to the beneficial adjustment of $74.1 million included in the 2017 Federal deferred tax expense related to the adjustment of the deferred tax balances for the reduction of the Federal tax rate from 35 percent to 21 percent, enacted in December of 2017.

Share based compensation became a material factor in the Company’s effective tax rate beginning in 2017.  A tax benefit of $3.2 million and $2.9 million related to share based compensation was recognized in income tax expense for the years ended December 31, 2018, and December 31, 2017, respectively.

The Domestic Production Activities Deduction, under IRC §199, was eliminated under the Tax Act and had only become a material factor in the Company’s effective tax rate in 2016.

Income taxes paid were $39.0 million, $22.6 million, and $39.5 million during the years ended December 31, 2018, 2017, and 2016, respectively.

We file income tax returns in the U.S. Federal jurisdiction and various state and local jurisdictions.  The IRS has completed their examination of the Masco consolidated U.S. Federal tax return, in which we were included, through the year ended December 31, 2015.  With few exceptions, we are no longer subject to state income tax examinations on filed returns for years before 2014.

At December 31, 2018, there are no liabilities related to uncertain tax positions.  We have not incurred any interest related to the underpayment of income taxes or penalties related to uncertain tax positions not meeting the minimum statutory threshold to avoid payment of penalties in the year ended December 31, 2018.

TOPBUILD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  INCOME PER SHARE

Basic net income per share is calculated by dividing net income by the weighted average shares outstanding during the period, without consideration for common stock equivalents.

Diluted net income per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method.

Basic and diluted income per share were computed as follows, in thousands, except share and per share amounts:

	Years Ended December 31,
	2018	2017	2016
Net income - basic and diluted	$134,752	$158,133	$72,606

Weighted average number of common shares outstanding - basic	34,921,318	35,897,641	37,585,777

Dilutive effect of common stock equivalents:
RSAs with service-based conditions	151,324	221,497	192,705
RSAs with market-based conditions	238,313	185,069	28,307
RSAs with performance-based conditions	20,432	—	—
Stock options	281,932	267,939	60,423

Weighted average number of common shares outstanding - diluted	35,613,319	36,572,146	37,867,212

Basic income per common share	$3.86	$4.41	$1.93

Diluted income per common share	$3.78	$4.32	$1.92

The following table summarizes shares excluded from the calculation of diluted income per share because their effect would have been anti-dilutive:

	Years Ended December 31,
	2018	2017	2016
Anti-dilutive common stock equivalents:
RSAs with service-based conditions	5,192	458	35,182
RSAs with market-based conditions	7,498	—	6,323
RSAs with performance-based conditions	—	—	—
Stock options	72,515	45,308	432,287
Total anti-dilutive common stock equivalents	85,205	45,766	473,792

TOPBUILD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  SHARE-BASED COMPENSATION

Prior to the Separation, our eligible employees participated in the Masco share-based compensation program and received RSAs and stock options.  Effective July 1, 2015, our eligible employees commenced participation in the 2015 Long-Term Incentive Program.  The 2015 Long-Term Incentive Program authorizes the Board to grant stock options, stock appreciation rights, restricted shares, restricted share units, performance awards, and dividend equivalents.  All grants are made by issuing new shares and no more than 4.0 million shares of common stock may be issued under the 2015 Long-Term Incentive Program.  As of December 31, 2018, we had 2.6 million shares available under the 2015 Long-Term Incentive Program.

Prior to the Separation, share-based compensation expense was allocated to TopBuild based on the awards and options previously granted by Masco to TopBuild employees.  Outstanding, unvested Masco RSAs and stock options held by employees of TopBuild as of June 30, 2015 were forfeited upon Separation and replaced with TopBuild long-term incentive awards immediately subsequent to the Separation.  The replacement awards are subject to the same terms and conditions in effect prior to the Separation and are of generally equivalent value.

Share-based compensation expense is included in selling, general, and administrative expense.  The income tax effect associated with the vesting of awards is included in income tax expense.  The following table presents share-based compensation amounts recognized in our Consolidated Statements of Operations, in thousands:

	Year Ended December 31,
	2018	2017	2016
Share-based compensation expense	$11,317	$9,889	$7,669
Income tax benefit realized from the vesting of awards	$3,154	$2,882	$588

The following table presents a summary of our share-based compensation activity for the year ended December 31, 2018, in thousands, except per share amounts:

	RSAs		Stock Options
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance December 31, 2017	591.2	$30.92	683.5	$11.13	$28.97	$31,969.7
Granted	107.3	$85.43	77.3	$27.44	$74.50
Converted/Exercised	(144.8)	$26.81	(134.5)	$10.91	$28.37	$6,246.7
Forfeited	(54.5)	$40.74	(14.9)	$16.98	$45.46
Balance December 31, 2018	499.2	$41.29	611.4	$13.10	$34.45	$8,685.8

Exercisable December 31, 2018 (a)			203.8	$10.65	$27.55	$3,570.9

(a)	The weighted average remaining contractual term for vested stock options is 6.7 years.

TOPBUILD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We had unrecognized share-based compensation expense relating to unvested awards as shown in the following table, dollars in thousands:

	As of December 31, 2018
	Unrecognized Compensation Expense on Unvested Awards	Weighted Average Remaining Vesting Period
Unrecognized compensation expense related to unvested awards:
RSAs	$8,589	0.8 years
Stock options	2,929	0.8 years
Total unrecognized compensation expense related to unvested awards	$11,518

Our RSAs with performance-based conditions are evaluated on a quarterly basis with adjustments to compensation expense based on the likelihood of the performance target being achieved or exceeded.  The following table shows the range of payouts and the related expense for our outstanding RSAs with performance-based conditions, in thousands:

		Payout Ranges and Related Expense
RSAs with Performance-Based Conditions	Grant Date Fair Value	0%	25%	100%	200%
February 22, 2016	$1,899	$—	$475	$1,899	$3,798
February 21, 2017	$1,962	$—	$491	$1,962	$3,924
February 19, 2018	$2,247	$—	$562	$2,247	$4,494

The fair value of our RSAs with a market-based condition granted under the 2015 Long-Term Incentive Program was determined using a Monte Carlo simulation.  The following are key inputs in the Monte Carlo analysis for awards granted in 2018 and 2017:

	2018	2017
Measurement period (years)	2.87	2.86
Risk free interest rate	2.36%	1.46%
Dividend yield	0.00%	0.00%
Estimated fair value of market-based RSAs granted	$103.31	$50.06

The fair value of stock options granted under the 2015 Long-Term Incentive Program was calculated using the Black-Scholes Options Pricing Model.  The following table presents the assumptions used to estimate the fair values of the stock options granted in 2018 and 2017:

	2018	2017
Risk free interest rate	2.78%	2.18%
Expected volatility, using historical return volatility and implied volatility	32.50%	35.00%
Expected life (in years)	6.0	6.0
Dividend yield	0.00%	0.00%
Estimated fair value of stock options granted	$27.44	$14.44

TOPBUILD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth our quarterly results for each quarter of the years ending December 31, 2018 and 2017, in thousands, except per share amounts:

	2018
	Q1	Q2	Q3	Q4	Total Year (a)
Net sales	$491,444	$605,969	$647,289	$639,547	$2,384,249
Gross profit	111,018	145,041	161,865	158,226	576,152
Operating profit	33,893	43,681	66,217	65,161	208,953
Net income	26,388	27,153	42,658	38,553	134,752

Basic income per common share	$0.75	$0.77	$1.22	$1.12	$3.86

Diluted income per common share	$0.74	$0.76	$1.19	$1.10	$3.78

	2017
	Q1	Q2	Q3	Q4	Total Year (a)
Net sales	$441,363	$474,458	$489,044	$501,401	$1,906,266
Gross profit	101,628	116,609	120,839	122,033	461,109
Operating (loss) profit	(3,463)	40,796	49,562	49,970	136,864
Net (loss) income	(1,710)	23,460	31,393	104,991	158,133

Basic (loss) income per common share	$(0.05)	$0.64	$0.90	$3.00	$4.41

Diluted (loss) income per common share	$(0.05)	$0.63	$0.88	$2.93	$4.32

(a)	Due to rounding, the sum of quarterly results may not equal the total for the year. Additionally, quarterly and year-to-date computations of per share amounts are made independently.

15.  CLOSURE COSTS

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

In connection with the acquisition of USI, management performed an evaluation of the resources necessary to effectively operate the acquired business.  During the second quarter of 2018, management committed to a plan to close the USI corporate office in St. Paul, Minnesota, and consolidate certain administrative functions to our Daytona Beach, Florida, Branch Support Center.  As a result, the Company expects to incur an aggregate of approximately $6.9 million of closure costs in connection with this activity.  Closure costs pertaining to the USI acquisition are primarily included in general corporate expenses for segment reporting purposes.

TOPBUILD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table details our total estimated closure costs by cost type, of which $0.8 million were incurred during the three months ended December 31, 2018, pertaining to the above closure and transition related to the USI acquisition (in thousands):

Segment / Cost Type	Closure Costs Liability at December 31, 2017	Closure Costs Incurred for the Year Ended December 31, 2018	Cash Payments for the Year Ended December 31, 2018	Non-cash Adjustments for the Year Ended December 31, 2018	Closure Costs Liability at December 31, 2018
Corporate:
Severance	$—	$6,633	$(3,181)	$(387)	$3,065
Lease abandonment	—	400	(99)	—	301
Other costs	—	9	(9)	—	—
Total Corporate:	$—	$7,042	$(3,289)	$(387)	$3,366

We expect to pay the remaining accrued closure costs primarily in the first half of 2019. Non-cash adjustments in the table above relate to true-up of  estimates to actual amounts and other subsequent changes.

We continually evaluate our national footprint to ensure we are strategically located throughout the U.S. to serve our customers and position ourselves for continued growth.  As a result of this evaluation during 2017, management approved a plan to consolidate certain back-office support operations to our Daytona Beach, Florida, Branch Support Center.  All closure costs related to this consolidation were recorded in 2017.

The following table details our total closure costs, by cost type, related to the above closure and transition relating to the 2017 consolidation of certain back-office support operations (in thousands):

Segment / Cost Type	Closure Costs Liability at December 31, 2017	Closure Costs Incurred for the Year Ended December 31, 2018	Cash Payments for the Year Ended December 31, 2018	Non-cash Adjustments for the Year Ended December 31, 2018	Closure Costs Liability at December 31, 2018
Corporate:
Severance	$112	$—	$(101)	$(11)	$—
Lease abandonment	309	—	(218)	(91)	—
Other costs	54	—	(25)	(29)	—
Total Corporate:	$475	$—	$(344)	$(131)	$—

16.  BUSINESS COMBINATIONS

As part of our strategy to supplement our organic growth and expand our access to additional markets and products, we completed three acquisitions during the year ended December 31, 2018 and six acquisitions during the year ended December 31, 2017.  Each acquisition was accounted for as a business combination under ASC 805, “Business Combinations.”  Acquisition related costs for the years ended December 31, 2018 and 2017, were $14.4 million and $1.3 million, respectively.  Acquisition costs are included in selling, general, and administrative expense in our Consolidated Statements of Operations.

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

On January 18, 2018, we acquired substantially all of the assets of Santa Rosa, a residential and commercial insulation company located in Miami, Florida.  The purchase price of approximately $5.8 million was funded by cash on hand of $5.6 million and contingent consideration of $0.2 million.

On May 1, 2018, we acquired USI, a leading distributor and installer of insulation in both residential and commercial construction markets.  Our payment of $486.5 million, which included the purchase price of $475.0 million and adjustments for cash and working capital, was funded through net proceeds from the issuance on April 25, 2018 of $400.0 million of Senior Notes together with the net proceeds from the $100.0 million delayed draw term loan commitment under our Amended Credit Agreement.  For additional information see Note 5 – Long-Term Debt.

Revenue and net income since the respective acquisition dates included in our Consolidated Statements of Operations were as follows, in thousands:

	Year Ended December 31, 2018
2018 Acquisitions	Net Sales	Net Income
ADO	$24,766	$252
Santa Rosa	6,034	602
USI	266,280	15,982
	$297,080	$16,836

	Year Ended December 31, 2017
2017 Acquisitions	Net Sales	Net Income
Midwest	$17,122	$304
EcoFoam	22,315	1,747
Superior	9,508	922
Canyon	13,333	1,279
All others	8,412	892
	$70,690	$5,144

TOPBUILD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pro Forma Results

The following unaudited pro forma information has been prepared as if the 2018 acquisitions described above had taken place on January 1, 2017, and as if the 2017 acquisitions described above had taken place on January 1, 2016.  The unaudited pro forma information is not necessarily indicative of the results that we would have achieved had the transactions actually taken place on January 1, 2017 or January 1, 2016, as applicable.  Further, the pro forma information does not purport to be indicative of future financial operating results.  Our pro forma results are presented below, in thousands:

	Unaudited Pro Forma for the Year Ended December 31,
	2018	2017
Net sales	$2,515,593	$2,343,687
Net income	$144,755	$185,342

The following table details the additional expense included in the unaudited pro forma net income as if the 2018 acquisitions described above had taken place on January 1, 2017, and as if the 2017 acquisitions had taken place on January 1, 2016.  Our pro forma results are presented below, in thousands:

	Unaudited Pro Forma for the Year Ended December 31,
	2018	2017
Amortization of intangible assets	$5,025	$16,308
Income tax expense (using 27% and 38% effective tax rate in 2018 and 2017, respectively)	$3,700	$16,676

Purchase Price Allocations

The estimated fair values of the assets acquired and liabilities assumed for the 2018 acquisitions, as well as the fair value of consideration transferred, approximated the following as of December 31, 2018, in thousands:

	2018 Acquisitions
	Completed During the Year Ended December 31, 2018
	ADO	Santa Rosa	USI	Total
Estimated fair values:
Cash	$939	$—	$14,817	$15,756
Accounts receivable	3,434	1,433	61,445	66,312
Inventories	2,337	104	14,084	16,525
Prepaid and other assets	135	7	3,886	4,028
Property and equipment	951	522	33,701	35,174
Intangible assets	14,090	1,850	165,400	181,340
Goodwill	2,631	3,014	281,207	286,852
Accounts payable	(908)	(1,099)	(17,927)	(19,934)
Accrued liabilities	(609)	—	(34,686)	(35,295)
Deferred tax liability	—	—	(35,389)	(35,389)
Net assets acquired	$23,000	$5,831	$486,538	$515,369

TOPBUILD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2018 Acquisitions
	Completed During the Year Ended December 31, 2018
	ADO	Santa Rosa	USI	Total
Fair value of consideration transferred:
Cash	$22,172	$5,581	$486,538	$514,291
Deferred consideration	—	—	—	—
Contingent consideration	828	250	—	1,078
Total consideration transferred	$23,000	$5,831	$486,538	$515,369

The fair values of the assets acquired and liabilities assumed for the 2017 acquisitions, as well as the fair value of consideration transferred, approximated the following as of December 31, 2018, in thousands:

	2017 Acquisitions
	Completed During the Year Ended December 31, 2017
	Midwest	EcoFoam	Superior	Canyon	All others	Total
Estimated fair values:
Accounts receivable	$6,576	$3,819	$2,012	$8,222	$678	$21,307
Inventories	75	1,119	321	575	141	2,231
Prepaid and other assets	—	27	1	29	6	63
Property and equipment	655	1,544	361	460	357	3,377
Intangible assets	2,740	6,700	5,280	15,220	3,640	33,580
Goodwill	3,538	10,796	3,662	10,072	4,037	32,105
Accounts payable	(1,359)	(1,378)	(681)	(163)	(26)	(3,607)
Accrued liabilities	—	(302)	(4)	—	—	(306)
Net assets acquired	$12,225	$22,325	$10,952	$34,415	$8,833	$88,750

	2017 Acquisitions
	Completed During the Year Ended December 31, 2017
	Midwest	EcoFoam	Superior	Canyon	All others	Total
Fair value of consideration transferred:
Cash (a)	$12,225	$20,822	$10,952	$33,532	$8,833	$86,364
Deferred consideration	—	—	—	883	—	883
Contingent consideration	—	1,503	—	—	—	1,503
Total consideration transferred	$12,225	$22,325	$10,952	$34,415	$8,833	$88,750

(a) For Canyon, includes $1,667 of deferred consideration paid during the year ended December 31, 2018.

Estimates of acquired intangible assets related to the acquisitions are as follows, as of December 31, 2018, dollars in thousands:

	Estimated Fair Value	Weighted Average Estimated Useful Life (Years)
2018 Acquisitions:
Customer relationships	$168,820	12
Trademarks and trade names	11,260	9
Non-competition agreements	1,260	5
Total intangible assets for 2018 acquisitions	$181,340	11

2017 Acquisitions:
Customer relationships	$26,170	10
Trademarks and trade names	1,780	10
Non-competition agreements	5,630	5
Total intangible assets for 2017 acquisitions	$33,580	9

TOPBUILD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As third party or internal valuations are finalized, certain tax aspects of the foregoing transactions are completed, and customer post-closing reviews are concluded, adjustments may be made to the fair value of assets acquired, and in some cases total purchase price, through the end of each measurement period, generally one year following the applicable acquisition date.  Various insignificant adjustments to the fair value of assets acquired, and in some cases total purchase price, have been made to certain business combinations since the respective dates of acquisition.  During the fourth quarter of 2018, we recorded measurement-period adjustments that increased goodwill by approximately $1.0 million, primarily for changes in the fair value of current assets. The impact of these adjustments to the consolidated statement of operations was immaterial.

Goodwill to be recognized in connection with these acquisitions is attributable to the synergies expected to be realized and improvements in the businesses after the acquisitions.  Of the $286.9 million of goodwill recorded from the 2018 acquisitions, $33.2 million is expected to be deductible for income tax purposes.

Contingent Consideration

The acquisition of EcoFoam included a contingent consideration arrangement that requires additional consideration to be paid by TopBuild to the sellers of EcoFoam based on EcoFoam’s attainment of annual revenue targets over a three-year period.  The total amount of undiscounted contingent consideration which TopBuild may be required to pay under the arrangement is $2.5 million.  The fair value of $2.1 million contingent consideration recognized on the acquisition date was estimated by applying the income approach using discounted cash flows.  That measure is based on significant Level 3 inputs not observable in the market.  The significant assumption includes a discount rate of 9.5 percent.  Changes in the fair value measurement each period reflect the passage of time as well as the impact of adjustments, if any, to the likelihood of achieving the specified targets.  In the second quarter of 2018, we made the first contingent payment of $0.8 million.

The acquisition of ADO included a contingent consideration arrangement that requires additional consideration to be paid by TopBuild to the sellers of ADO based on the achievement of certain EBITDA thresholds over a two-year period.  The range of the undiscounted amounts TopBuild may be required to pay under the contingent consideration agreement is between zero and $1.0 million.  The fair value of the contingent consideration recognized on the acquisition date of $0.8 million was estimated by applying the income approach using discounted cash flows.  That measure is based on significant Level 3 inputs not observable in the market.  The significant assumption includes a discount rate of 9.5 percent.  Changes in the fair value measurement each period reflect the passage of time as well as the impact of adjustments, if any, to the likelihood of achieving the specified targets.

The acquisition of Santa Rosa included a contingent consideration arrangement that requires additional consideration to be paid by TopBuild based on the achievement of a gross revenue target for 2018. The range of undiscounted amounts TopBuild may be required to pay under the contingent consideration is between zero and $0.25 million, which also represents the fair value recognized on the acquisition date.

Contingent consideration is recorded in the Consolidated Balance Sheets in accrued liabilities and other liabilities.  Adjustments to the fair value of contingent consideration are reflected in selling, general, and administrative expense in the Consolidated Statements of Operations and are included in the acquisition related costs above.

TOPBUILD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair value of contingent consideration as of December 31, 2018, in thousands:

	EcoFoam	ADO	Santa Rosa
Date of Acquisition	February 27, 2017	January 10, 2018	January 18, 2018
Fair value of contingent consideration recognized at acquisition date	$2,110	$828	$250

Contingent consideration at December 31, 2017	$2,259	$—	$—
Additions	—	828	250
Change in fair value of contingent consideration during the year ended December 31, 2018	155	(485)	—
Payment of contingent consideration during the year ended December 31, 2018	(841)	—	—
Liability balance for contingent consideration at December 31, 2018	$1,573	$343	$250

17.  SHARE REPURCHASE PROGRAM

On March 1, 2016, our Board authorized the 2016 Repurchase Program, which expired on February 28, 2017.  Under the 2016 Repurchase Program we repurchased a total of 788,399 shares of our common stock for an approximate cost of $26.6 million, or $33.72 per share.

On February 24, 2017, our Board authorized the 2017 Repurchase Program, pursuant to which we were permitted to purchase up to $200.0 million of our common stock.  Excluding the shares repurchased through the 2017 and 2018 ASR Agreements discussed below, we repurchased 996,566 shares of our common stock under the 2017 Repurchase Program for an approximate cost of $50.0 million, or $50.17 per share.  These share repurchases, together with the shares repurchased through the 2017 and 2018 ASR Agreements at a total cost of $100.0 million and $50.0 million, respectively, exhausted the Board’s authorization of $200.0 million in the fourth quarter of 2018, prior to the program’s expiration on February 24, 2019.

On May 5, 2017, under the 2017 Repurchase Program, we entered into the 2017 ASR Agreement. When the agreement became effective on July 5, 2017, we paid BofA $100.0 million in exchange for an initial delivery of 1.5 million shares of our common stock, representing an estimated 80 percent of the total number of shares we expected, at the time we entered into the agreement, to receive under the 2017 ASR Agreement. During the year ended December 31, 2018, we received an additional 13,657 shares of our common stock from BofA, representing the final settlement of the 2017 ASR Agreement.  We purchased a total of 1,521,100 shares of our common stock under the 2017 ASR Agreement at an average price per share of $65.74.

Effective November 7, 2018, under the 2017 Repurchase Program, we entered into the 2018 ASR Agreement. We paid JPMorgan Chase Bank, N.A. $50.0 million in exchange for an initial delivery of 796,925 shares of our common stock on November 8, 2018, representing an estimated 85 percent of the total number of shares we expected, at the time we entered into the agreement, to receive under the 2018 ASR Agreement.  At final settlement, which is anticipated to occur during the first quarter of 2019, the bank may be required to deliver additional shares of common stock to us, or, under certain circumstances, we may be required to deliver shares of our common stock or to make a cash payment, at our election, to the bank.

TOPBUILD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth our share repurchases under the 2016 and 2017 Repurchase Programs during the periods presented:

	Year Ended December 31,
	2018	2017
Number of shares repurchased (a)	1,063,528	2,365,836
Share repurchase cost (in thousands)	$65,025	$139,286

(a)	The year ended December 31, 2018 includes 13,657 shares we received as final settlement of our 2017 ASR Agreement.

18.  SUBSEQUENT EVENTS

On February 22, 2019, our Board authorized a share repurchase program (the “2019 Share Repurchase Program”), pursuant to which the Company may purchase up to $200 million of the Company’s common stock.  Share repurchases may be executed through various means including, without limitation, open market purchases, privately negotiated transactions, or otherwise.  The 2019 Share Repurchase Program does not obligate the Company to purchase any shares and has no expiration date.  Authorization for the Share Repurchase Program may be terminated, increased, or decreased by the Company’s Board of Directors at its discretion at any time.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.

We acquired USI on May 1, 2018.  As permitted by the SEC Staff interpretive guidance for newly acquired businesses, management excluded USI from its evaluation of internal control over financial reporting for the period covered by this Annual Report.  We do not anticipate that the integration of USI will result in any material changes to our internal control over financial reporting, and we plan to incorporate USI into our evaluation within one year from the date of acquisition.  As the post-closing integration progresses, we will continue to review, and as appropriate to integrate, USI’s internal controls and processes.  See Item 8. Financial Statements and Supplementary Data – Note 16. Business Combinations for the significance of USI to our consolidated financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013).  Based on our assessment and those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018. Management’s assessment excluded USI as it was acquired by the Company during 2018. USI is a wholly owned subsidiary of the Company whose total assets and net sales excluded from our assessment represent approximately 5% and 11%, respectively, of the Company’s consolidated financial statement amounts as of and for the year ended December 31, 2018.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing under Item 8. Financial Statements and Supplementary Data – Report of Independent Registered Certified Public Accounting Firm.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the fiscal quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information required by this item will be set forth under the headings “Corporate Governance,” “Proposal 1: Election of Directors,” “Board of Directors and Committees,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Compensation of Executive Officers-Executive Officers” in our definitive proxy statement for the 2019 Annual Meeting of Shareholders (“2019 Proxy Statement”) to be filed with the SEC within 120 days of the year ended December 31, 2018, and is incorporated herein by reference.

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

Item 11.  EXECUTIVE COMPENSATION

Information required by this item will be set forth under the headings “Director Compensation,” “Director Compensation Table,” “Compensation Committee Report,” “Compensation of Executive Officers,” and “Corporate Governance” in our 2019 Proxy Statement, and is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

Information required by this item will be set forth under the heading “Common Stock Ownership of Officers, Directors, and Significant Shareholders” and “Equity Compensation Plan Information” in our 2019 Proxy Statement, and is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item will be set forth under the heading “Corporate Governance” and related subsections within our 2019 Proxy Statement, and is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item will be set forth under the heading “Proposal 5 - Ratification of the Appointment of Independent Registered Public Accounting Firm” in our 2019 Proxy Statement, and is incorporated herein by reference.

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

a.	Listing of Documents:

i.

Financial Statements.  Our Consolidated Financial Statements included in Item 8 hereof, as required at December 31, 2018 and 2017, and for the years ended December 31, 2018, 2017, and 2016, consist of the following:

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Consolidated Statements of Changes in Equity

Notes to Consolidated Financial Statements

ii.	Exhibits. See separate Index to Exhibits hereafter.

Item 16.  FORM 10-K SUMMARY

None.

INDEX TO EXHIBITS

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Title	Form	Exhibit	Filing Date	Herewith

2.1†	Separation and Distribution Agreement, dated as of June 29, 2015, by and between Masco Corporation and TopBuild Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2015).	8-K	2.1	7/6/2015

2.2†	Agreement and Plan of Merger, dated as of March 1, 2018, by and among Legend Holdings LLC, USI Legend Parent, Inc., TopBuild Corp. and Racecar Acquisition Corp.	8-K	2.1	3/2/2018

3.1	Composite Certificate of Incorporation of TopBuild Corp.	10-Q	3.2	7/8/2018

3.2	Amended and Restated Bylaws of TopBuild Corp., as amended	8-K	3.2	5/1/2018

4.1	Indenture, dated April 25, 2018, by and between TopBuild Escrow Corp, and U.S. Bank National Association, as Trustee	8-K	4.1	4/26/2018

4.2	Supplemental Indenture, dated May 1, 2018, by and among the Company, the Guarantors and U.S. Bank National Association, as Trustee	8-K	4.1	5/2/2018

10.1	Tax Matters Agreement, dated as of June 29, 2015, between Masco Corporation and TopBuild Corp. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 6, 2015).	8-K	10.1	7/6/2015

10.2	Transition Services Agreement, dated as of June 29, 2015, between Masco Corporation and TopBuild Corp. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on July 6, 2015).	8-K	10.2	7/6/2015

10.3	Employee Matters Agreement, dated as of June 29, 2015, by and between Masco Corporation and TopBuild Corp. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2015).	8-K	10.3	7/6/2015

10.4	TopBuild Corp. Executive Severance Plan	10-K	10.10	3/3/2016

10.5	Change in Control and Severance Agreement between Gerald Volas and TopBuild Corp.	10-K	10.11	3/3/2016

10.6	Amended and Restated TopBuild Corp. 2015 Long Term Stock Incentive Plan (“A&R LTIP”)	10-Q	10.2	5/11/2016

10.7	Form of Restricted Stock Award (“RSA”) Agreement under A&R LTIP	10-Q	10.3	8/4/2016

10.8	Form of Performance RSA Agreement (EPS) under A&R LTIP	10-Q	10.4	8/4/2016

10.9	Form of Performance RSA Agreement (RTSR) under A&R LTIP	10-Q	10.5	8/4/2016

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Title	Form	Exhibit	Filing Date	Herewith

10.10	Form of Option Award Agreement under A&R LTIP	10-Q	10.6	8/4/2016

10.11	Form of RSA Agreement for Non-Employee Director under A&R LTIP	10-Q	10.7	8/4/2016

10.12	Credit Agreement, dated May 5, 2017, among TopBuild Corp. and Bank of America, N.A., as administrative agent, and the other lenders and agents party thereto	10-Q	10.1	8/8/2017

10.13	Security and Pledge Agreement, dated May 5, 2017, among TopBuild Corp. and Bank of America, N.A. as administrative agent, and the other lenders and agents party thereto	10-Q	10.2	8/8/2017

10.14	Form of Exhibits to Credit Agreement dated May 5, 2017, among TopBuild Corp. and Bank of America, N.A. as administrative agent, and the other lenders and agents party thereto	10-Q	10.3	8/8/2017

10.15	Annex and Schedules to Credit Agreement dated May 5, 2017, among TopBuild Corp. and Bank of America, N.A. as administrative agent, and the other lenders and agents party thereto	10-Q	10.4	8/8/2017

10.16*	Accelerated Share Repurchase agreement, dated May 5, 2017, among TopBuild Corp. and Bank of America, N.A.*	10-Q	10.5	8/8/2017

10.17	Escrow Agreement, dated April 25, 2018, by and among TopBuild Corp., TopBuild Escrow Corp. and U.S. Bank National Association	8-K	10.1	4/26/2018

10.18	Amendment No. 1 to Credit Agreement, dated as of March 28, 2018, among TopBuild Corp., each of the guarantors party thereto, Bank of America, N.A., as administrative agent, and each of the lenders party thereto	10-Q	10.1	5/8/2018

10.19	Separation Agreement, dated June 15, 2018, by and between TopBuild Corp. and Paul Joachimczyk	8-K	10.1	6/21/2018

10.20**	Accelerated Share Repurchase agreement, dated November 7, 2018, among TopBuild Corp. and JPMorgan Chase Bank, National Association**				X

21.1	List of Subsidiaries of TopBuild Corp.				X

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1‡	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Title	Form	Exhibit	Filing Date	Herewith

32.2‡	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

†The schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K.  The Company agrees to supplementally furnish to the SEC, upon request, a copy of any omitted schedule or exhibit.

*Confidential treatment has been granted for portions of this exhibit.  The copy filed herewith omits the information subject to the confidentiality requests. Omissions are designated as [***]. A complete version of this exhibit has been filed with the SEC.

**Confidential treatment has been requested for portions of this exhibit.  The copy filed herewith omits the information subject to the confidentiality requests. Omissions are designated as [***]. A complete version of this exhibit has been filed with the SEC.

‡Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOPBUILD CORP.

By:	/s/ John S. Peterson
Name:	John S. Peterson
Title:	Vice President and Chief Financial Officer

February 26, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gerald Volas	Director, Chief Executive Officer	February 26, 2019
Gerald Volas	(Principal Executive Officer)

/s/ John S. Peterson	Vice President, Chief Financial Officer	February 26, 2019
John S. Peterson	(Principal Financial Officer)

/s/ Robert Kuhns	Vice President, Controller	February 26, 2019
Robert Kuhns	(Principal Accounting Officer)

/s/ Alec C. Covington	Chairman of the Board	February 26, 2019
Alec C. Covington

/s/ Dennis W. Archer	Director	February 26, 2019
Dennis W. Archer

/s/ Carl T. Camden	Director	February 26, 2019
Carl T. Camden

/s/ Joseph S. Cantie	Director	February 26, 2019
Joseph S. Cantie

/s/ Tina M. Donikowski	Director	February 26, 2019
Tina M. Donikowski

/s/ Mark A. Petrarca	Director	February 26, 2019
Mark A. Petrarca

/s/ Nancy M. Taylor	Director	February 26, 2019
Nancy M. Taylor

/s/ Margaret M. Whelan	Director	February 26, 2019
Margaret M. Whelan