Form 10-Q
period 2019-03-31
TopBuild Corp
filed 2019-05-07
CIK 1633931

UNITED STATES

SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☒ Yes            ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                  ☒ Yes            ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer ☐     Smaller reporting company    ☐   Emerging growth company    ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes            ☒ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	BLD	NYSE

The registrant had outstanding 34,424,249 shares of Common Stock, par value $0.01 per share as of April 30, 2019.

TOPBUILD CORP.

GLOSSARY

We use acronyms, abbreviations, and other defined terms throughout this quarterly report on Form 10-Q, which are defined in the glossary below:

Term	Definition
2017 ASR Agreement	$100 million accelerated share repurchase agreement with Bank of America, N.A.
2017 Repurchase Program	$200 million share repurchase program authorized by the Board on February 24, 2017
2018 ASR Agreement	$50 million accelerated share repurchase agreement with JPMorgan Chase Bank, N.A.
2019 Repurchase Program	$200 million share repurchase program authorized by the Board on February 22, 2019
ADO	ADO Products, LLC
Amended Credit Agreement	Senior secured credit agreement and related security and pledge agreement dated May 5, 2017, as amended March 28, 2018, with the Lenders
Annual Report	Annual report filed with the SEC on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Board	Board of Directors of TopBuild
BofA	Bank of America, N.A.
Current Report	Current report filed with the SEC on Form 8-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
EBITDA	Earnings before income taxes, depreciation, and amortization
EcoFoam	Bella Insulutions Inc., DBA EcoFoam/Insulutions
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCCR

Fixed charge coverage ratio is defined in the “Amended Credit Agreement” as the ratio of EBITDA less capital expenditures, and income taxes paid to the sum of cash interest paid, debt principal payments and restricted payments made excluding stock repurchases

GAAP	Generally accepted accounting principles in the United States of America
Guarantors	All wholly-owned domestic subsidiaries of TopBuild Corp.
Lenders	Bank of America, N.A., together with the other lenders party to the "Amended Credit Agreement"
LIBOR	London interbank offered rate
Masco	Masco Corporation or Former Parent
Net Leverage Ratio	As defined in the “Amended Credit Agreement,” the ratio of outstanding indebtedness, less up to $75 million of unrestricted cash, to EBITDA
NYSE	New York Stock Exchange
Quarterly Report	Quarterly report filed with the SEC on Form 10-Q pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Revolving Facility	Senior secured revolving credit facilities available under the Amended Credit Agreement, of $250 million with applicable sublimits for letters of credit and swingline loans.
RSA	Restricted stock award
Santa Rosa	Santa Rosa Insulation and Fireproofing, LLC
SEC	United States Securities and Exchange Commission
Secured Leverage Ratio	As defined in the “Amended Credit Agreement,” the ratio of outstanding indebtedness, including letters of credit, to EBITDA
Senior Notes	TopBuild's $400.0 million aggregate principal amount of 5.625% senior unsecured notes due May 1, 2026
Separation	Distribution of 100 percent of the outstanding capital stock of TopBuild to holders of Masco common stock
TopBuild	TopBuild Corp. and its wholly-owned consolidated domestic subsidiaries. Also, the "Company," "we," "us," and "our"
USI	United Subcontractors, Inc.

PART I – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

TOPBUILD CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands except share data)

	As of
	March 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$98,278	$100,929
Receivables, net of an allowance for doubtful accounts of $4,753 and $3,676 at March 31, 2019, and December 31, 2018, respectively	428,713	407,106
Inventories, net	160,689	168,977
Prepaid expenses and other current assets	16,494	27,685
Total current assets	704,174	704,697

Right of use assets	94,222	—
Property and equipment, net	169,891	167,961
Goodwill	1,363,292	1,364,016
Other intangible assets, net	194,214	199,387
Deferred tax assets, net	11,875	13,176
Other assets	5,159	5,294
Total assets	$2,542,827	$2,454,531

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$281,346	$313,172
Current portion of long-term debt	29,091	26,852
Accrued liabilities	103,412	104,236
Short-term lease liabilities	37,501	—
Total current liabilities	451,350	444,260

Long-term debt	709,172	716,622
Deferred tax liabilities, net	174,227	176,212
Long-term portion of insurance reserves	43,935	43,434
Long-term lease liabilities	59,750	—
Other liabilities	1,540	1,905
Total liabilities	1,439,974	1,382,433

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value: 10,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value: 250,000,000 shares authorized; 38,766,157 issued and 34,414,049 outstanding at March 31, 2019, and 38,676,586 shares issued and 34,573,596 outstanding at December 31, 2018	388	387
Treasury stock, 4,352,108 shares at March 31, 2019, and 4,102,990 shares at December 31, 2018, at cost	(231,229)	(216,607)
Additional paid-in capital	853,844	846,451
Retained earnings	479,850	441,867
Total equity	1,102,853	1,072,098
Total liabilities and equity	$2,542,827	$2,454,531

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands except share and per common share data)

	Three Months Ended March 31,
	2019	2018
Net sales	$619,330	$491,444
Cost of sales	463,635	380,426
Gross profit	155,695	111,018

Selling, general, and administrative expense	99,077	77,125
Operating profit	56,618	33,893

Other income (expense), net:
Interest expense	(9,602)	(2,324)
Other, net	333	34
Other expense, net	(9,269)	(2,290)
Income before income taxes	47,349	31,603

Income tax expense	(9,366)	(5,215)
Net income	$37,983	$26,388

Net income per common share:
Basic	$1.11	$0.75
Diluted	$1.09	$0.74

Weighted average shares outstanding:
Basic	34,169,315	35,059,920
Diluted	34,703,289	35,819,242

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2019	2018
Cash Flows Provided by (Used in) Operating Activities:
Net income	$37,983	$26,388
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,475	5,442
Share-based compensation	2,972	2,402
Loss on sale or abandonment of property and equipment	487	200
Amortization of debt issuance costs	390	107
Change in fair value of contingent consideration	44	70
Provision for bad debt expense	1,676	760
Loss from inventory obsolescence	1,109	468
Deferred income taxes, net	95	—
Change in certain assets and liabilities
Receivables, net	(23,341)	(1,092)
Inventories, net	7,125	(5,143)
Prepaid expenses and other current assets	11,192	3,912
Accounts payable	(31,407)	(11,429)
Accrued liabilities	2,100	(3,923)
Other, net	622	(597)
Net cash provided by operating activities	23,522	17,565

Cash Flows Provided by (Used in) Investing Activities:
Purchases of property and equipment	(10,213)	(11,266)
Acquisition of businesses, net of cash acquired of $239 in 2018	—	(26,956)
Proceeds from sale of property and equipment	75	70
Other, net	16	13
Net cash used in investing activities	(10,122)	(38,139)

Cash Flows Provided by (Used in) Financing Activities:
Proceeds from issuance of long-term debt	—	10,066
Repayment of long-term debt	(5,601)	(3,125)
Payment of debt issuance costs	—	(1,040)
Proceeds from revolving credit facility	—	55,000
Repayment of revolving credit facility	—	(55,000)
Taxes withheld and paid on employees' equity awards	(5,578)	(4,514)
Repurchase of shares of common stock	(4,622)	—
Payment of contingent consideration	(250)	—
Net cash (used in) provided by financing activities	(16,051)	1,387

Cash and Cash Equivalents
Decrease for the period	(2,651)	(19,187)
Beginning of period	100,929	56,521
End of period	$98,278	$37,334

Supplemental disclosure of noncash activities:
Leased assets obtained in exchange for new operating lease liabilities	$105,249	$—
Accruals for property and equipment	441	1,116

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

(In thousands except share data)

	Common	Treasury	Additional
	Stock	Stock	Paid-in	Retained
	($0.01 par value)	at cost	Capital	Earnings	Equity
Balance at December 31, 2017	$386	$(141,582)	$830,600	$307,115	$996,519
Net income	—	—	—	26,388	26,388
Share-based compensation	—	—	2,402	—	2,402
Issuance of 79,010 restricted share awards under long-term equity incentive plan	1	—	(1)	—	—
Repurchase of 13,657 shares of common stock pursuant to the settlement of the 2017 ASR Agreement	—	(20,000)	20,000	—	—
83,754 shares of common stock withheld to pay taxes on employees' equity awards	—	—	(4,514)	—	(4,514)
Balance at March 31, 2018	$387	$(161,582)	$848,487	$333,503	$1,020,795

Balance at December 31, 2018	$387	$(216,607)	$846,451	$441,867	$1,072,098
Net income	—	—	—	37,983	37,983
Share-based compensation	—	—	2,972	—	2,972
Issuance of 112,270 restricted share awards under long-term equity incentive plan	1	—	(1)	—	—
Repurchase of 176,327 shares of common stock pursuant to the settlement of the 2018 ASR Agreement	—	(10,000)	10,000	—	—
Repurchase of 72,791 shares of common stock pursuant to the 2019 Repurchase Program	—	(4,622)	—	—	(4,622)
105,615 shares of common stock withheld to pay taxes on employees' equity awards	—	—	(5,578)	—	(5,578)
Balance at March 31, 2019	$388	$(231,229)	$853,844	$479,850	$1,102,853

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

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to state fairly our financial position as of March 31, 2019, our results of operations for the three months ended March 31, 2019 and 2018, and cash flows for the three months ended March 31, 2019 and 2018.  The condensed consolidated balance sheet at December 31, 2018, was derived from our audited financial statements, but does not include all disclosures required by GAAP.

These condensed consolidated financial statements and related notes should be read in conjunction with the audited Consolidated Financial Statements included in the Company’s Annual Report for the year ended December 31, 2018.

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

Business Combinations.  The purchase price for business combinations is allocated to the estimated fair values of acquired tangible and intangible assets, including goodwill, and liabilities assumed.  These estimates include, but are not limited to, discount rates, projected future revenue growth, cost synergies and expected cash flows, customer attrition rates, useful lives and other prospective information.  Additionally, we recognize customer relationships, trademarks and trade names, and non-competition agreements as identifiable intangible assets, which are recorded at fair value as of the transaction date.  The fair value of these intangible assets is determined primarily using the income approach and using current industry information.  Goodwill is recorded when consideration transferred exceeds the fair value of identifiable assets and liabilities.  Measurement-period adjustments to assets acquired and liabilities assumed with a corresponding offset to goodwill are recorded in the period in which they occur, which may include up to one year from the acquisition date.  Contingent consideration is recorded at fair value at the acquisition date.

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

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table represents our contract assets and contract liabilities with customers, in thousands:

	Included in Line Item on	As of
	Condensed Consolidated	March 31,	December 31,
	Balance Sheets	2019	2018
Contract Assets:
Receivables, unbilled	Receivables, net	$58,328	$61,339

Contract Liabilities:
Deferred revenue	Accrued liabilities	$17,081	$19,963

Our contract liabilities are normally recognized to net sales in the immediately subsequent reporting period due to the generally short-term nature of our contracts with customers.

Recently Adopted Accounting Pronouncements:

Leases

In February 2016 the FASB issued ASU 2016-02, “Leases.”  This standard requires a lessee to recognize certain leases on its balance sheet.  Effective January 1, 2019, we adopted ASU 2016-02 using the modified retrospective transition method with the optional transition relief provided in targeted improvements ASU 2018-11, which allows the new standard to be applied in financial year 2019.  Adoption of the new standard resulted in the recognition of right of use (ROU) assets and lease liabilities of $99.1 million and $101.6 million, respectively, as of January 1, 2019 on our unaudited condensed consolidated balance sheet.  There was no cumulative adjustment required to be recorded to our beginning retained earnings balance.  Adoption of this standard did not materially impact our results of operations or cash flows for any periods presented.

We elected certain practical expedients allowed under ASC 842 – Leases. As such, we did not reassess whether any existing contracts are or contain leases, the lease classification of existing leases, or the initial direct costs for any existing leases.  In addition, we elected by class of underlying asset to not separate fixed non-lease components from the lease component. Further, for all leases with an initial term of 12 months or less, we elected not to record any right of use asset or lease liability.  We declined the option to use hindsight in determining lease term, assessing likelihood that a lease purchase option will be exercised or in assessing impairment of right of use asset for all classes of assets.  To initially measure our lease liability, we used our incremental borrowing rate (IBR) at January 1, 2019 based on the remaining lease term for all existing leases.  See Note 7 – Leases for additional information.

Recently Issued Accounting Pronouncements Not Yet Adopted:

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

In January 2017 the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment.”  The new standard simplifies the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test.  This update is effective for us beginning January 1, 2020.  Early adoption is permitted, and the new standard will be applied on a prospective basis.  We have not yet selected an adoption date, and we do not anticipate that the adoption of this standard will have a material impact on our financial position and results of operations.

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

The estimated fair values of the two reporting units substantially exceeded their respective carrying values based on the most recent annual impairment test which occurred in the fourth quarter of 2018.

Changes in the carrying amount of goodwill for the three months ended March 31, 2019, by segment, were as follows, in thousands:

		Additions
	Gross Goodwill	(Measurement	Gross Goodwill	Accumulated	Net Goodwill
	at	Period	at	Impairment	at
	December 31, 2018	Adjustments)	March 31, 2019	Losses	March 31, 2019
Goodwill, by segment:
Installation	$1,679,654	$(646)	$1,679,008	$(762,021)	$916,987
Distribution	446,383	(78)	446,305	—	446,305
Total goodwill	$2,126,037	$(724)	$2,125,313	$(762,021)	$1,363,292

During the first quarter of 2019, we recorded measurement-period adjustments related to the acquisition of USI, which decreased goodwill by approximately $0.7 million, primarily to record state income tax carryforward items.

Other intangible assets, net includes customer relationships, non-compete agreements, and trademarks / tradenames.  The following table sets forth our other intangible assets, in thousands:

	As of
	March 31, 2019	December 31, 2018
Gross definite-lived intangible assets	$218,882	$218,882
Accumulated amortization	(24,668)	(19,495)
Net definite-lived intangible assets	194,214	199,387
Indefinite-lived intangible assets not subject to amortization	—	—
Other intangible assets, net	$194,214	$199,387

Amortization expense was $5.2 million and $1.3 million for the three months ended March 31, 2019 and 2018, respectively.

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4.  LONG-TERM DEBT

The following table reconciles the principal balances of our outstanding debt to our condensed consolidated balance sheets, in thousands:

	As of
	March 31,	December 31,
Principal debt balances:	2019	2018
Current portion of long-term debt - term loan	$24,063	$21,875
Current portion of long-term debt - equipment notes	5,028	4,977
Long-term portion of long-term debt - Senior Notes	400,000	400,000
Long-term portion of long-term debt - term loan	299,062	305,625
Long-term portion of long-term debt - equipment notes	18,201	19,478
Unamortized debt issuance costs	(8,091)	(8,481)
Total debt, net of unamortized debt issuance costs	738,263	743,474
Less: current portion of long-term debt	29,091	26,852
Total long-term debt	$709,172	$716,622

The following table sets forth our remaining principal payments for our outstanding debt balances as of March 31, 2019, in thousands:

	Payments Due by Period
	2019	2020	2021	2022	2023	Thereafter	Total
Senior Notes	$—	$—	$—	$—	$—	$400,000	$400,000
Term loan	17,500	26,250	30,625	248,750	—	—	323,125
Equipment notes	3,751	5,187	5,407	5,636	3,248	—	23,229
Total	$21,251	$31,437	$36,032	$254,386	$3,248	$400,000	$746,354

Amended Credit Agreement and Senior Secured Term Loan Facility

On March 28, 2018, the Company executed an amendment to its credit agreement, which primarily facilitated the acquisition of USI by (i) extending until August 29, 2018, the period during which the Company could access the $100.0 million delayed draw term loan feature and (ii) providing that the Company could issue up to $500.0 million of Senior Notes in connection with its acquisition of USI.  On May 1, 2018, the Company closed on its acquisition of USI.  The acquisition was funded through net proceeds from the issuance of our Senior Notes on April 25, 2018 together with the net proceeds from the $100.0 million delayed draw term loan commitment accessed on May 1, 2018 under the Company’s Amended Credit Agreement.  These funds were also used for the payment of related fees and expenses, as well as for general corporate purposes.

The following table outlines the key terms of our Amended Credit Agreement (dollars in thousands):

Senior secured term loan facility (original borrowing) (a)	$250,000
Additional delayed draw term loan (b)	$100,000

Additional term loan and/or revolver capacity available under incremental facility (c)	$200,000

Revolving Facility	$250,000
Sublimit for issuance of letters of credit under Revolving Facility (d)	$100,000
Sublimit for swingline loans under Revolving Facility (d)	$20,000

Interest rate as of March 31, 2019	3.74%
Scheduled maturity date	5/05/2022

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(a)	The Amended Credit Agreement provides for a term loan limit of $350.0 million; $250.0 million was drawn on May 5, 2017.
(b)	On May 1, 2018, the net proceeds from the $100.0 million delayed draw term loan were used to partially fund the USI acquisition.
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

	As of
	March 31,	December 31,
	2019	2018
Revolving Facility	$250,000	$250,000
Less: standby letters of credit	(67,278)	(59,288)
Availability under Revolving Facility	$182,722	$190,712

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

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Equipment Notes

During 2018, the Company executed $26.6 million of equipment notes for the purpose of financing the purchase of vehicles and equipment.  The Company did not issue any equipment notes during the quarter ended March 31, 2019.  The Company’s equipment notes each have a five year maturity through 2023 and bear interest at fixed rates between 3.9% and 4.4%.

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

The Amended Credit Agreement requires that we maintain a Net Leverage Ratio and minimum FCCR throughout the term of the agreement.  The following table sets forth the maximum Net Leverage Ratios and minimum FCCR required:

Quarter Ending	Maximum Net Leverage Ratio	Minimum FCCR
June 30, 2018 through September 30, 2018	3.75:1.00	1.25:1.00
December 31, 2018 through June 30, 2019	3.50:1.00	1.25:1.00
September 30, 2019 and each fiscal quarter end thereafter	3.25:1.00	1.25:1.00

The following table outlines the key financial covenants effective for the period covered by this Quarterly Report:

As of March 31, 2019
Maximum Net Leverage Ratio	3.50:1.00
Minimum FCCR	1.25:1.00
Compliance as of period end	In Compliance

5.  FAIR VALUE MEASUREMENTS

Fair Value on Recurring Basis

The carrying values of cash and cash equivalents, receivables, net, and accounts payable are considered to be representative of their respective fair values due to the short-term nature of these instruments.  We measure our contingent consideration liabilities related to business combinations at fair value.  For more information see Note 12 –Business Combinations.

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Fair Value on Non-Recurring Basis

Fair value measurements were applied to our long-term debt portfolio.   We believe the carrying value of our term loan approximates the fair market value primarily due to the fact that the non-performance risk of servicing our debt obligations, as reflected in our business and credit risk profile, has not materially changed since we assumed our debt obligations under the Amended Credit Agreement.  In addition, due to the floating-rate nature of our term loan, the market value is not subject to variability solely due to changes in the general level of interest rates as is the case with a fixed-rate debt obligation.  Based on active market trades of our Senior Notes close to March 31, 2019 (Level 1 fair value measurement), we estimate that the fair value of the Senior Notes is approximately $399.0 million compared to a gross carrying value of $400.0 million at March 31, 2019.

During all periods presented, there were no transfers between fair value hierarchical levels.

6.  SEGMENT INFORMATION

The following table sets forth our net sales and operating results by segment, in thousands:

	Three Months Ended March 31,
	2019	2018	2019	2018
	Net Sales		Operating Profit (b)
Our operations by segment were (a):
Installation	$449,383	$329,394	$51,299	$29,330
Distribution	204,464	187,766	20,597	17,902
Intercompany eliminations	(34,517)	(25,716)	(5,674)	(4,446)
Total	$619,330	$491,444	66,222	42,786
General corporate expense, net (c)			(9,604)	(8,893)
Operating profit, as reported			56,618	33,893
Other expense, net			(9,269)	(2,290)
Income before income taxes			$47,349	$31,603

(a)	All of our operations are located in the U.S.
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

7.  LEASES

We have operating leases for our installation branch locations, distribution centers, our Branch Support Center in Daytona, Florida, vehicles and certain equipment.  As of March 31, 2019, we did not have any finance leases.  At the inception of a contract, we determine whether the contract is, or contains, a lease based on the unique facts and circumstances present.  Our facilities operating leases have lease and non-lease fixed cost components, which we account for as one single lease component in calculating the present value of minimum lease payments.   Variable lease and non-lease cost components are expensed as incurred and are included in selling, general and administrative expenses on the accompanying unaudited condensed consolidated statement of operations.

Operating lease payments are recognized as an expense in the unaudited condensed consolidated statements of operations on a straight-line basis over the lease term, including future option periods the Company reasonably expects to exercise, whereby an equal amount of rent expense is attributed to each period during the term of the lease, regardless of when actual payments are made.  This generally results in rent expense in excess of cash payments during the early years of a lease and rent expense less than cash payments in later years.  The difference between rent expense recognized and actual rental payments is typically represented as the spread between the ROU asset and lease liability.

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

We recognize a ROU asset and a lease liability at the lease commencement date.  Our leases may include options to extend or terminate the lease, which will be reflected in the calculation of the lease liability and corresponding ROU asset when it is reasonably certain that we will exercise that option. We do not recognize ROU assets and lease liabilities for short-term leases that have an initial lease term of 12 months or less.  We recognize the lease payments associated with short-term leases as an expense on a straight-line basis over the lease term.

The lease liability is initially measured as the present value of the unpaid lease payments as of the lease commencement date. The lease liability is discounted based on our IBR at the time of initial adoption of ASU 2016-02 for all exiting leases and at the time of lease commencement for all future leases.  For existing leases, our IBR included significant assumptions regarding our secured borrowing rates obtained on equipment note issuances and adjustments for differences in the remaining lease term, underlying assets and market conditions for companies with similar credit qualities as well as interest rate index fluctuations.

The ROU asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received.  The ROU asset is subsequently measured throughout the lease term as the carrying amount of the lease liability, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received.  Lease expense for lease payments is recognized on a straight-line basis over the lease term.  Certain vehicle lease agreements have residual value guarantees at the end of the lease which require us to return the asset with a specified percentage of the original or other calculated value.

The components of lease expense were as follows and are included in selling, general and administrative expenses on the accompanying unaudited condensed consolidated statement of operations:

Three Months Ended March 31,	2019
Operating lease cost	$12,158
Short-term lease cost	3,005
Variable lease cost	1,377
Sublease income	(154)
Net lease cost	16,386

Future minimum lease payments under non-cancellable operating leases as of March 31, 2019 were as follows:

Payments due by Period
2019	$32,328
2020	31,918
2021	20,058
2022	11,174
2023	5,164
2024 & Thereafter	6,198
Total future minimum lease payments	106,840

Less: imputed interest	(9,589)

Lease liability at March 31, 2019	97,251

As of March 31, 2019, the weighted average remaining lease term was 3.5 years and the related lease liability was calculated using a weighted average discount rate of 4.4%.

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The amount below is included in the cash flows provided by (used in) operating activities section on the accompanying unaudited condensed consolidated statement of cash flows:

Three Months Ended March 31,	2019
Cash paid for amounts included in the measurement of lease liabilities	$(11,561)

8.  INCOME TAXES

Our effective tax rates were 19.8 percent and 16.5 percent for the three months ended March 31, 2019 and 2018, respectively.  The higher 2019 tax rate is due to a smaller impact of discrete benefits related to share-based compensation.

Our condensed consolidated statements of operations recognized a discrete tax benefit of $2.2 million and $2.6 million related to share-based compensation for the three months ended March 31, 2019 and 2018, respectively.

At March 31, 2019, the net deferred tax liability of $162.3 million consisted of net long-term deferred tax assets of $11.9 million and net long-term deferred tax liabilities of $174.2 million.  The decrease of the net deferred tax liability was primarily related to purchase accounting adjustments in connection with the acquisition of USI and related tax elections.

9.  INCOME PER SHARE

Basic net income per share is calculated by dividing net income by the number of weighted average shares outstanding during the period, without consideration for common stock equivalents.

Diluted net income per share is calculated by adjusting the number of weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method.

Basic and diluted net income per share were computed as follows, in thousands, except share and per share amounts:

	Three Months Ended March 31,
	2019	2018
Net income - basic and diluted	$37,983	$26,388

Weighted average number of common shares outstanding - basic	34,169,315	35,059,920

Dilutive effect of common stock equivalents:
RSAs with service-based conditions	92,081	183,123
RSAs with market-based conditions	180,032	229,722
RSAs with performance-based conditions	35,989	—
Stock options	225,872	346,477

Weighted average number of common shares outstanding - diluted	34,703,289	35,819,242

Basic income per common share	$1.11	$0.75

Diluted income per common share	$1.09	$0.74

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes shares excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2019	2018
Anti-dilutive common stock equivalents:
RSAs with service-based conditions	14,706	275
RSAs with market-based conditions	19,701	—
RSAs with performance-based conditions	—	—
Stock options	123,688	35,205
Total anti-dilutive common stock equivalents	158,095	35,480

10.  SHARE-BASED COMPENSATION

Effective July 1, 2015, our eligible employees commenced participation in the 2015 Long-Term Incentive Program.  The 2015 Long-Term Incentive Program authorizes the Board to grant stock options, stock appreciation rights, restricted shares, restricted share units, performance awards, and dividend equivalents.  All grants are made by issuing new shares and no more than 4.0 million shares of common stock may be issued under the 2015 Long-Term Incentive Program.  As of March 31, 2019, we had 2.3 million shares remaining available for issuance under the 2015 Long-Term Incentive Program.

Share-based compensation expense is included in selling, general, and administrative expense.  The income tax effect associated with the vesting of awards is included in income tax expense.  The following table presents share-based compensation amounts recognized in our condensed consolidated statements of operations, in thousands:

	Three Months Ended March 31,
	2019	2018
Share-based compensation expense	$2,972	$2,402
Income tax benefit realized from the vesting of awards	$2,246	$2,614

The following table presents a summary of our share-based compensation activity for the three months ended March 31 2019, in thousands, except per share amounts:

	RSAs		Stock Options
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance December 31, 2018	499.2	$41.29	611.4	$13.10	$35.45	$8,685.8
Granted	185.9	$66.63	103.5	$21.16	$58.08
Converted/Exercised	(279.9)	$28.78	(49.5)	$11.00	$28.59	$1,517.8
Forfeited	(15.2)	$55.89	(9.7)	$20.28	$54.62
Expired			(2.7)	$14.44	$38.39
Balance March 31, 2019	390.0	$55.89	653.0	$14.42	$38.33	$17,978.2

Exercisable March 31, 2019 (a)			315.3	$12.12	$31.66	$10,682.1

(a)	The weighted average remaining contractual term for vested stock options is 6.8 years.

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

We had unrecognized share-based compensation expense relating to unvested awards as shown in the following table, dollars in thousands:

	As of March 31, 2019
	Unrecognized Compensation Expense on Unvested Awards	Weighted Average Remaining Vesting Period
Unrecognized compensation expense related to unvested awards:
RSAs	$13,265	1.6 years
Stock options	4,032	1.3 years
Total unrecognized compensation expense related to unvested awards	$17,297

Our RSAs with performance-based conditions are evaluated on a quarterly basis with adjustments to compensation expense based on the likelihood of the performance target being achieved or exceeded.  The following table shows the range of payouts and the related expense for our outstanding RSAs with performance-based conditions, in thousands:

		Payout Ranges and Related Expense
RSAs with Performance-Based Conditions	Grant Date Fair Value	0%	25%	100%	200%
February 21, 2017	$1,847	$—	$462	$1,847	$3,694
February 19, 2018	$2,110	$—	$528	$2,110	$4,220
February 18, 2019	$2,544	$—	$636	$2,544	$5,088

During the first quarter of 2019, RSAs with performance-based conditions that were granted on February 22, 2016 vested based on cumulative three-year achievement of 88.6%. Total compensation expense recognized over the three-year performance period, net of forfeitures, was $1.7 million.

The fair value of our RSAs with a market-based condition granted under the 2015 Long-Term Incentive Program was determined using a Monte Carlo simulation.  The following are key inputs in the Monte Carlo analysis for awards granted in 2019 and 2018:

	2019	2018
Measurement period (years)	2.87	2.87
Risk free interest rate	2.50%	2.36%
Dividend yield	0.00%	0.00%
Estimated fair value of market-based RSAs granted	$80.74	$103.31

The fair values of stock options granted under the 2015 Long-Term Incentive Program were calculated using the Black-Scholes Options Pricing Model.  The following table presents the assumptions used to estimate the fair values of stock options granted in 2019 and 2018:

	2019	2018
Risk free interest rate	2.59%	2.78%
Expected volatility, using historical return volatility and implied volatility	32.50%	32.50%
Expected life (in years)	6.0	6.0
Dividend yield	0.00%	0.00%
Estimated fair value of stock options granted	$21.16	$27.44

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

11.  SHARE REPURCHASE PROGRAM

On February 22, 2019, our Board authorized the 2019 Repurchase Program, pursuant to which the Company may purchase up to $200.0 million of our common stock.  Share repurchases may be executed through various means including, without limitation, open market purchases, privately negotiated transactions, accelerated share repurchase transactions or otherwise.  The 2019 Share Repurchase Program does not obligate the Company to purchase any shares and has no expiration date.  Authorization for the 2019 Share Repurchase Program may be terminated, increased, or decreased by the Board at its discretion at any time.

Effective November 7, 2018, under the 2017 Repurchase Program, we entered into the 2018 ASR Agreement. We paid JPMorgan Chase Bank, N.A. $50.0 million in exchange for an initial delivery of 796,925 shares of our common stock on November 8, 2018, representing an estimated 85 percent of the total number of shares we expected to receive under the 2018 ASR Agreement, at the time we entered into the agreement.  During the quarter ended March 31, 2019, we received an additional 176,327 shares of our common stock from JPMorgan Chase Bank, N.A., representing the final settlement of the 2018 ASR Agreement.  We purchased a total of 973,252 shares of our common stock under the 2018 ASR Agreement at an average price per share of $51.37.

On May 5, 2017, under the 2017 Repurchase Program, we entered into the 2017 ASR Agreement. When the agreement became effective on July 5, 2017, we paid BofA $100.0 million in exchange for an initial delivery of 1.5 million shares of our common stock, representing an estimated 80 percent of the total number of shares we expected to receive under the 2017 ASR Agreement, at the time we entered into the agreement. During the three months ended March 31, 2018, we received an additional 13,657 shares of our common stock from BofA, representing the final settlement of the 2017 ASR Agreement.  We purchased a total of 1,521,100 shares of our common stock under the 2017 ASR Agreement at an average price per share of $65.74.

The following table sets forth our share repurchases under the 2019 and 2017 Repurchase Programs during the periods presented:

	Three Months Ended March 31,
	2019	2018
Number of shares repurchased	249,118 (b)	13,657 (a)
Share repurchase cost (in thousands)	$4,622	$—

(a) The three months ended March 31, 2018 includes 13,657 shares we received as final settlement of our 2017 ASR Agreement.

(b) The three months ended March 31, 2019 includes 176,327 shares we received as final settlement of our 2018 ASR Agreement.

12.  BUSINESS COMBINATIONS

As part of our strategy to supplement our organic growth and expand our access to additional markets and products, we completed three acquisitions during 2018.  Each acquisition was accounted for as a business combination under ASC 805, “Business Combinations.” Acquisition related costs for the three months ended March 31, 2019 and 2018, were $0.1 million and $3.5 million, respectively.  Acquisition costs are included in selling, general, and administrative expense in our condensed consolidated statements of operations.

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Acquisitions

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

On May 1, 2018, we acquired USI, a leading distributor and installer of insulation in both residential and commercial construction markets.  Our payment of $486.5 million, which included the purchase price of $475.0 million and adjustments for cash and working capital, was funded through net proceeds from the issuance on April 25, 2018, of the Senior Notes together with the net proceeds from the $100.0 million delayed draw term loan commitment under our Amended Credit Agreement.  For additional information see Note 4 – Long-Term Debt.

Revenue and net income since the respective acquisition dates included in our condensed consolidated statements of operations were as follows, in thousands:

	Three Months Ended March 31, 2019
2018 Acquisitions	Net Sales	Net Income
ADO	$6,639	$3
Santa Rosa	2,188	309
USI	92,128	7,628
	$100,955	$7,940

Pro Forma Results

The following unaudited pro forma information has been prepared as if the 2018 acquisitions described above had taken place on January 1, 2017. The unaudited pro forma information is not necessarily indicative of the results that we would have achieved had the transactions actually taken place on January 1, 2017.  Further, the pro forma information does not purport to be indicative of future financial operating results.  The pro forma results for the three months ended March 31, 2019 do not include any adjustments from our actual results as all acquisitions were wholly-owned for the entire period.  Our pro forma results are presented below, in thousands:

	Pro Forma for the Three Months Ended March 31,
	2019	2018
Net sales	$619,330	$581,763
Net income	$37,983	$34,513

The following table details the additional expense included in the unaudited pro forma net income as if the 2018 acquisitions described above had taken place on January 1, 2017.  Our pro forma results are presented below, in thousands:

	Pro Forma for the Three Months Ended March 31,
	2019	2018
Amortization of intangible assets	$—	$3,782
Income tax expense (using 26.5% and 27.0% effective tax rate in 2019 and 2018, respectively)	$—	$3,006

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Purchase Price Allocations

The estimated fair values of the assets acquired and liabilities assumed for the 2018 acquisitions, as well as the fair value of consideration transferred, approximated the following as of March 31, 2019, in thousands:

	2018 Acquisitions
	Completed During the Year Ended December 31, 2018
	ADO	Santa Rosa	USI	Total
Estimated fair values:
Cash	$939	$—	$14,817	$15,756
Accounts receivable	3,434	1,433	61,445	66,312
Inventories	2,337	104	14,029	16,470
Prepaid and other assets	135	7	3,886	4,028
Property and equipment	951	522	33,701	35,174
Intangible assets	14,090	1,850	165,400	181,340
Goodwill	2,631	3,014	280,483	286,128
Accounts payable	(908)	(1,099)	(17,927)	(19,934)
Accrued liabilities	(609)	—	(34,686)	(35,295)
Deferred tax liability	—	—	(34,610)	(34,610)
Net assets acquired	$23,000	$5,831	$486,538	$515,369

	2018 Acquisitions
	Completed During the Year Ended December 31, 2018
	ADO	Santa Rosa	USI	Total
Fair value of consideration transferred:
Cash	$22,172	$5,831	$486,538	$514,541
Deferred consideration	—	—	—	—
Contingent consideration	828	—	—	828
Total consideration transferred	$23,000	$5,831	$486,538	$515,369

Estimates of acquired intangible assets related to the acquisitions are as follows, as of March 31, 2019, dollars in thousands:

	Estimated Fair Value	Weighted Average Estimated Useful Life (Years)
2018 Acquisitions:
Customer relationships	$168,820	12
Trademarks and trade names	11,260	9
Non-competition agreements	1,260	5
Total intangible assets for 2018 acquisitions	$181,340	11

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As third party or internal valuations are finalized, certain tax aspects of the foregoing transactions are completed, and customer post-closing reviews are concluded, adjustments may be made to the fair value of assets acquired, and in some cases total purchase price, through the end of each measurement period, generally one year following the applicable acquisition date.  Various insignificant adjustments to the fair value of assets acquired, and in some cases total purchase price, have been made to certain business combinations since the respective dates of acquisition. During the first quarter of 2019, we recorded measurement-period adjustments related to the acquisition of USI, which decreased goodwill by approximately $0.7 million, primarily to record state income tax carryforward items.

Goodwill to be recognized in connection with these acquisitions is attributable to the synergies expected to be realized and improvements in the businesses after the acquisitions.  Of the $286.1 million of goodwill recorded from the 2018 acquisitions, $33.2 million is expected to be deductible for income tax purposes.

Contingent Consideration

On February 27, 2017, we acquired substantially all of the assets of EcoFoam, a residential and light commercial insulation installation company with locations in Colorado Springs and Denver, Colorado.  The purchase price of approximately $22.3 million was funded by cash on hand of $20.2 million and contingent consideration of $2.1 million. The contingent consideration arrangement requires additional consideration to be paid by TopBuild to the sellers of EcoFoam based on EcoFoam’s attainment of annual revenue targets over a three-year period.  The total amount of undiscounted contingent consideration which TopBuild may be required to pay under the arrangement is $2.5 million.  The fair value of $2.1 million contingent consideration recognized on the acquisition date was estimated by applying the income approach using discounted cash flows.  That measure is based on significant Level 3 inputs not observable in the market.  The significant assumption includes a discount rate of 9.5 percent.  Changes in the fair value measurement each period reflect the passage of time as well as the impact of adjustments, if any, to the likelihood of achieving the specified targets.  In the second quarter of 2018, we made the first contingent payment of $0.8 million.

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

The acquisition of Santa Rosa included a contingent consideration arrangement that requires additional consideration to be paid by TopBuild based on the achievement of a gross revenue target for 2018. The range of undiscounted amounts TopBuild may be required to pay under the contingent consideration is between zero and $0.25 million, which also represents the fair value recognized on the acquisition date. In the first quarter of 2019, we paid $0.25 million in full and have no remaining contingent consideration obligation related to Santa Rosa as of March 31, 2019.

Contingent consideration is recorded in the condensed consolidated balance sheets in accrued liabilities and other liabilities.  Adjustments to the fair value of contingent consideration are reflected in selling, general, and administrative expense in the condensed consolidated statements of operations and are included in the acquisition related costs above.

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the fair value of contingent consideration, in thousands:

	EcoFoam	ADO	Santa Rosa
Date of Acquisition	February 27, 2017	January 10, 2018	January 18, 2018
Fair value of contingent consideration recognized at acquisition date	$2,110	$828	$250

Contingent consideration at December 31, 2018	$1,573	$343	$250
Additions	—	—	—
Change in fair value of contingent consideration during the quarter ended March 31, 2019	36	8	—
Payment of contingent consideration during the quarter ended March 31, 2019	—	—	(250)
Liability balance for contingent consideration at March 31, 2019	$1,609	$351	$—

13.  CLOSURE COSTS

We generally recognize expenses related to closures and position eliminations at the time of announcement or notification.  Such costs include termination and other severance benefits, lease abandonment costs, and other transition costs.  Closure costs are reflected in our condensed consolidated statements of operations as selling, general, and administrative expense.  In our condensed consolidated balance sheets, accrued severance closure costs are reflected as accrued liabilities and accrued lease abandonment costs are reflected as short-term and long-term lease liabilities.

In connection with the acquisition of USI, management performed an evaluation of the resources necessary to effectively operate the acquired business.  During the second quarter of 2018, management committed to a plan to close the USI corporate office in St. Paul, Minnesota, and consolidate certain administrative functions to our Daytona Beach, Florida, Branch Support Center.  As a result, the Company expects to incur an aggregate of approximately $6.9 million of closure costs in connection with this activity of which $6.7 million was incurred during the year ended December 31, 2018 and $0.2 million was incurred during the first quarter of 2019.  Closure costs pertaining to the USI acquisition are primarily included in general corporate expenses for segment reporting purposes.

The following table details our total estimated closure costs, by cost type, pertaining to the above closure and transition related to the USI acquisition (in thousands):

Segment / Cost Type	Closure Costs Liability at December 31, 2018	Closure Costs Incurred for the Three Months Ended March 31, 2019	Cash Payments for the Three Months Ended March 31, 2019	Non-cash Adjustments for the Three Months Ended March 31, 2019	Closure Costs Liability at March 31, 2019
Corporate:
Severance	$3,065	$239	$(2,357)	$(119)	$828
Lease abandonment	301	—	(49)	229	481
Other costs	—	—	—	—	—
Total Corporate:	$3,366	$239	$(2,406)	$110	$1,309

We expect to pay the remaining accrued severance closure costs primarily in the second quarter of 2019. Non-cash adjustments in the table above relate to true-up of estimates to actual amounts.

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

14.  ACCRUED LIABILITIES

The following table sets forth the components of accrued liabilities, in thousands:

	As of
	March 31,	December 31,
	2019	2018
Accrued liabilities:
Salaries, wages, and commissions	$26,998	$34,085
Insurance liabilities	25,969	25,212
Deferred revenue	17,081	19,963
Interest payable on long-term debt	9,575	3,951
Other	23,789	21,025
Total accrued liabilities	$103,412	$104,236

See Note 2 – Accounting Policies for discussion of our deferred revenue balances and related revenue recognition policy.

15.  OTHER COMMITMENTS AND CONTINGENCIES

Litigation.  We are subject to certain claims, charges, litigation, and other proceedings in the ordinary course of our business, including those arising from or related to contractual matters, intellectual property, personal injury, environmental matters, product liability, product recalls, construction defects, insurance coverage, personnel and employment disputes, antitrust, and other matters, including class actions.  We believe we have adequate defenses in these matters, and we do not believe that the ultimate outcome of these matters will have a material adverse effect on us.  However, there is no assurance that we will prevail in any of these pending matters, and we could in the future incur judgments, enter into settlements of claims, or revise our expectations regarding the outcome of these matters, which could materially impact our liquidity and our results of operations.

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

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

TopBuild, headquartered in Daytona Beach, Florida, is a leading installer and distributor of insulation and other building products to the U.S. construction industry.  We trade on the NYSE under the ticker symbol “BLD.”

We operate in two segments:  Installation (TruTeam) and Distribution (Service Partners).  Our Installation segment installs insulation and other building products nationwide through our TruTeam contractor services business, which, as of March 31, 2019, had over 200 branches located in 40 states.  We install various insulation applications, including fiberglass batts and rolls, blown-in loose fill fiberglass, blown-in loose fill cellulose, and polyurethane spray foam.  Additionally, we install other building products including rain gutters, glass and windows, fire proofing, garage doors, shower enclosures, and closet shelving.  We handle every stage of the installation process, including procurement supplied by leading manufacturers, project scheduling and logistics, multi-phase professional installation, and installation quality assurance.

Our Distribution segment sells and distributes insulation and other building products, including rain gutters, fireplaces, closet shelving, and roofing materials through our Service Partners business, which, as of March 31, 2019, had over 75 branches located in 32 states.  Our Service Partners customer base consists of thousands of insulation contractors of all sizes, gutter contractors, weatherization contractors, other contractors, dealers, metal building erectors, and modular home builders.

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

FIRST QUARTER 2019 VERSUS FIRST QUARTER 2018

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

The following table sets forth our net sales, gross profit, operating profit, and margins, as reported in our condensed consolidated statements of operations, in thousands:

	Three Months Ended March 31,
	2019	2018
Net sales	$619,330	$491,444
Cost of sales	463,635	380,426
Cost of sales ratio	74.9%	77.4%
Gross profit	155,695	111,018
Gross profit margin	25.1%	22.6%

Selling, general, and administrative expense	99,077	77,125
Selling, general, and administrative expense to sales ratio	16.0%	15.7%
Operating profit	56,618	33,893
Operating profit margin	9.1%	6.9%

Other expense, net	(9,269)	(2,290)
Income tax expense	(9,366)	(5,215)
Net income	$37,983	$26,388
Net margin	6.1%	5.4%

Sales and Operations

Net sales increased 26.0 percent for the three months ended March 31, 2019, from the comparable period of 2018.  The increase was principally driven by our USI acquisition, increased organic sales volume, and increased selling prices.

Our gross profit margins were 25.1 percent and 22.6 percent for the three months ended March 31, 2019 and 2018, respectively.  Gross profit margin improved primarily due to pricing and sales mix.  Pricing was driven to offset material cost increases in 2018 and the first quarter of 2019.  Sales mix was driven by higher growth in our commercial sales as compared to our residential sales.  The improvement in gross profit margins was partially offset by higher material costs.

Selling, general, and administrative expense, as a percent of sales, was 16.0 percent and 15.7 percent for the three months ended March 31, 2019 and 2018, respectively.  Increased selling, general, and administrative expense as a percent of sales was a result of higher amortization and closure costs related to the USI acquisition partially offset by lower fixed costs as a percentage of sales due to higher sales volume.

Operating margins were 9.1 percent and 6.9 percent for the three months ended March 31, 2019 and 2018, respectively.  The increase in operating margins related to increased sales volume, improved selling prices, and improved sales mix partially offset by higher material cost, and higher amortization and closure costs related to the USI acquisition.

Business Segment Results

The following table sets forth our net sales and operating profit margins by business segment, in thousands:

	Three Months Ended March 31,
	2019	2018	Percent Change
Sales by business segment:
Installation	$449,383	$329,394	36.4%
Distribution	204,464	187,766	8.9%
Intercompany eliminations and other adjustments	(34,517)	(25,716)
Net sales	$619,330	$491,444	26.0%

Operating profit by business segment:
Installation	$51,299	$29,330	74.9%
Distribution	20,597	17,902	15.1%
Intercompany eliminations and other adjustments	(5,674)	(4,446)
Operating profit before general corporate expense	66,222	42,786	54.8%
General corporate expense, net	(9,604)	(8,893)
Operating profit	$56,618	$33,893	67.0%

Operating profit margins:
Installation	11.4%	8.9%
Distribution	10.1%	9.5%
Operating profit margin before general corporate expense	10.7%	8.7%
Operating profit margin	9.1%	6.9%

Installation

Sales

Sales in the Installation segment increased $120.0 million, or 36.4 percent, for the three months ended March 31, 2019, as compared to the same period in 2018.  Sales increased 26.0 percent from acquired branches and 6.1 percent due to increased selling prices.  Same branch sales volume increased due to sales growth in primarily our commercial markets.

Operating margins

Operating margins in the Installation segment were 11.4 percent and 8.9 percent for the three months ended March 31, 2019 and 2018, respectively.  The increase in operating margins was due to increased selling prices, improved sales mix, and lower fixed costs as a percentage of sales due to higher sales volume, partially offset by higher material costs and higher amortization expense.

Distribution

Sales

Sales in the Distribution segment increased $16.7 million, or 8.9 percent, for the three months ended March 31, 2019, as compared to the same period in 2018.  Sales increased 4.5 percent from acquired branches and 6.8 percent due to increased selling prices.  Same branch sales volume decreased primarily due to deliberate decisions with respect to prices and volume, as well as the decision to exit some low margin business.

Operating margins

Operating margins in the Distribution segment were 10.1 percent and 9.5 percent for the three months ended March  31, 2019 and 2018, respectively.  The increase in operating margins was due to increased selling prices and improved sales mix partially offset by higher material costs.

OTHER ITEMS

Other expense, net

Other expense, net, which primarily consisted of interest expense, was $9.3 million and $2.3 million for the three months ended March 31, 2019 and 2018, respectively.  The increase in other expense, net for the three months ended March 31, 2019, primarily related to the issuance of our $400.0 million Senior Notes and our borrowing of the $100.0 million delayed draw term loan to fund our acquisition of USI in the second quarter of 2018.

Income tax expense

Income tax expense was $9.4 million, an effective tax rate of 19.8 percent, for the three months ended March 31, 2019, compared to $5.2 million, an effective tax rate of 16.5 percent, for the comparable period in 2018.  The higher 2019 tax rate was due to a smaller benefit in 2019 related to share-based compensation.

Cash Flows and Liquidity

Significant sources (uses) of cash and cash equivalents are summarized for the periods indicated, in thousands:

	Three Months Ended March 31,
	2019	2018
Changes in cash and cash equivalents:
Net cash provided by operating activities	$23,522	$17,565
Net cash used in investing activities	(10,122)	(38,139)
Net cash (used in) provided by financing activities	(16,051)	1,387
Decrease for the period	$(2,651)	$(19,187)

Net cash flows provided by operating activities increased $6.0 million for the three months ended March 31, 2019, as compared to the prior year period.  The increase was primarily due to a $11.6 million increase in net income.

Net cash used in investing activities was $10.1 million for the three months ended March 31, 2019, primarily composed of $10.2 million for purchases of property and equipment, primarily vehicles.  Net cash used in investing activities was $38.1 million for the three months ended March 31, 2018, primarily composed of $27.0 million for the acquisition of ADO and substantially all of the assets of Santa Rosa and $11.3 million for purchases of property and equipment.

Net cash used in financing activities was $16.1 million for the three months ended March 31, 2019.  During the three months ended March 31, 2019, we used $5.6 million for payments on our term loan under our Amended Credit Agreement and on our equipment notes, $5.6 million or purchases of common stock for tax withholding obligations related to the vesting and exercise of share-based incentive awards, and $4.6 million for the repurchase of common stock pursuant to the 2019 Repurchase Program.  We also made a payment of $0.3 million of contingent consideration for Santa Rosa.  Net cash provided by financing activities was $1.4 million for the three months ended March 31, 2018.  During the three months ended March 31, 2018, we received $10.1 million of proceeds from equipment notes related to our decision to begin purchasing rather than leasing vehicles and used $3.1 million for payments on our term loan, $1.0 million for payment of debt issuance costs related to our Amended Credit Agreement, and $4.5 million for purchases of common stock for tax withholding obligations related to the vesting and exercise of share-based incentive awards.  We drew $55.0 million on our Revolving Facility and made repayments of $55.0 million during the three months ended March 31, 2018.

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

The following table summarizes our liquidity, in thousands:

	As of
	March 31,	December 31,
	2019	2018
Cash and cash equivalents (a)	$98,278	$100,929

Revolving Facility	250,000	250,000
Less: standby letters of credit	(67,278)	(59,288)
Availability under Revolving Facility	182,722	190,712

Total liquidity	$281,000	$291,641

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

The following table summarizes our outstanding performance, licensing, insurance and other bonds, in thousands:

	As of
	March 31,	December 31,
	2019	2018
Outstanding bonds:
Performance bonds	$76,736	$65,517
Licensing, insurance, and other bonds	22,271	22,287
Total bonds	$99,007	$87,804

OUTLOOK

Housing starts the last several months of 2019 have decreased from the same period one year ago but we believe that trend will improve as the year progresses.  Housing affordability, while still a challenge, is improving.  The trend for permits, which are a good forecast of future starts, has been stronger than actual starts, and long-term supply and demand fundamentals continue to suggest a healthy construction environment for the next several years.  In addition, both light and heavy commercial remain fundamentally strong industries and attractive options for TopBuild.

CONTRACTUAL OBLIGATIONS

There have been no material changes to our contractual obligations from those previously disclosed in our Annual Report for the year ended December 31, 2018, as filed with the SEC on February 26, 2019, except for the impact to our operating lease obligations as a result of the adoption of ASU 2016-02 “Leases” on January 1, 2019.  For operating lease obligations calculated under the new guidance as of March 31, 2019, see Note 7 – Leases to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report.

CRITICAL ACCOUNTING POLICIES

We prepare our condensed consolidated financial statements in conformity with GAAP.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of sales and expenses during the reporting period.  Actual results could differ from those estimates.  Our critical accounting policies have not changed materially from those previously reported in our Annual Report for year ended December 31, 2018, as filed with the SEC on February 26, 2019.

APPLICATION OF NEW ACCOUNTING STANDARDS

Information regarding application of new accounting standards is incorporated by reference from Note 2 – Accounting Policies to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

FORWARD-LOOKING STATEMENTS

Statements contained in this report that reflect our views about future periods, including our future plans and performance, constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by words such as “will,” “would,” “anticipate,” “expect,” “believe,” “designed,” “plan,” or “intend,” the negative of these terms, and similar references to future periods.  These views involve risks and uncertainties that are difficult to predict and, accordingly, our actual results may differ materially from the results discussed in our forward-looking statements.  We caution you against unduly relying on any of these forward-looking statements.  Our future performance may be affected by our reliance on residential new construction, residential repair/remodel, and commercial construction; our reliance on third-party suppliers and manufacturers; our ability to attract, develop, and retain talented personnel and our sales and labor force; our ability to maintain consistent practices across our locations; and our ability to maintain our competitive position.  We discuss the material risks we face under the caption entitled “Risk Factors” in our Annual Report for the year ended December 31, 2018, as filed with the SEC on February 26, 2019, as well as under the caption entitled “Risk Factors” in subsequent reports that we file with the SEC.  Our forward-looking statements in this filing speak only as of the date of this filing.  Factors or events that could cause our actual results to differ may emerge from time to time and it is not possible for us to predict all of them.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements as a result of new information, future events, or otherwise.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Amended Credit Agreement consists of a senior secured term loan facility in the amount of $250.0 million, $100.0 million of additional term loan capacity under a delayed draw feature, which we accessed on May 1, 2018 upon consummation of the acquisition of USI, and the Revolving Facility in the amount of $250.0 million.  In addition, on April 25, 2018, we issued $400.0 million aggregate principal amount of Senior Notes.  The Senior Notes bear a fixed rate of interest and therefore are excluded from the calculation below as they are not subject to fluctuations in interest rates.

Interest payable on both the term loan facility and the Revolving Facility under the Amended Credit Agreement is based on a variable interest rate.  As a result, we are exposed to market risks related to fluctuations in interest rates on this outstanding indebtedness.  As of March 31, 2019, we had $323.1 million outstanding under our term loan facility, and the applicable interest rate as of such date was 3.74 percent.  Based on our outstanding borrowings under the Amended Credit Agreement as of March 31, 2019, a 100 basis point increase in the interest rate would result in a $3.1 million increase in our annualized interest expense.  There was no outstanding balance under the Revolving Facility as of March 31, 2019.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the most recent fiscal quarter ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

The information set forth under the caption “Litigation” in Note 15 – Other Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report, is incorporated by reference herein.

Item 1A.  RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in our 2018 Annual Report as filed with the SEC on February 26, 2019.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding the repurchase of our common stock for the three months ended March 31, 2019, in thousands, except share and per share data:

Period	Total Number of Shares Purchased	Average Price Paid per Common Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2019 - January 31, 2019	—	$—	—	$—
February 1, 2019 - February 28, 2019	—	$—	—	$200,000
March 1, 2019 - March 31, 2019 (a)	72,791	$63.49	249,118	$195,378
Total	72,791	$63.49	249,118

(a) The one month period ended March 31, 2019 includes 176,327 shares we received as final settlement of our 2018 ASR Agreement.  For more information see Note 11 – Share Repurchase Program to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report, which note is incorporated in this Item 2 by reference.

All repurchases were made using cash resources.  Excluded from this disclosure are shares repurchased to settle statutory employee tax withholding related to the vesting of stock awards and exercise of stock options.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

Item 5.  OTHER INFORMATION

Not applicable.

Item 6.  EXHIBITS

The Exhibits listed on the accompanying Index to Exhibits are filed or furnished (as noted on such Index) as part of this Quarterly Report and incorporated herein by reference.

INDEX TO EXHIBITS

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Title	Form	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Bylaws of TopBuild Corp. as amended	8-K	3.1	2/22/2019

10.1	Amendment to the TopBuild Corp. 2015 Long Term Stock Incentive Plan	8-K	10.1	2/22/2019

10.2	TopBuild Corp. Executive Severance Plan, as amended and restated effective February 18, 2019	8-K	10.2	2/22/2019

10.3	Amendment to Change in Control and Severance Agreement dated as of March 1, 2016 between TopBuild Corp. and Gerald Volas	8-K	10.3	2/22/2019

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1‡	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2‡	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

‡Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOPBUILD CORP.

By:	/s/ John S. Peterson
Name:	John S. Peterson
Title:	Vice President and Chief Financial Officer
(Principal Financial Officer)

May 7, 2019