Form 10-Q
period 2019-06-30
TopBuild Corp
filed 2019-08-01
CIK 1633931

UNITED STATES

SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Securities registered pursuant Section 12(b) of the Act:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.⌧ Yes            ◻ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                  ⌧ Yes            ◻ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer ☐   Smaller reporting company  ☐   Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes            ☒ No

The registrant had outstanding 34,281,930 shares of Common Stock, par value $0.01 per share as of July 26, 2019.

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

GAAP	Generally accepted accounting principles in the United States of America
Guarantors	All wholly-owned domestic subsidiaries of TopBuild Corp.
IBR	Incremental borrowing rate, as defined in ASC 842.
Lenders	Bank of America, N.A., together with the other lenders party to the "Amended Credit Agreement"
LIBOR	London interbank offered rate
Masco	Masco Corporation or Former Parent
Net Leverage Ratio	As defined in the “Amended Credit Agreement,” the ratio of outstanding indebtedness, less up to $75 million of unrestricted cash, to EBITDA
NYSE	New York Stock Exchange
Quarterly Report	Quarterly report filed with the SEC on Form 10-Q pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Revolving Facility	Senior secured revolving credit facilities available under the Amended Credit Agreement of $250 million with applicable sublimits for letters of credit and swingline loans.
ROU	Right of use asset, as defined in ASC 842.
RSA	Restricted stock award
Santa Rosa	Santa Rosa Insulation and Fireproofing, LLC
SEC	United States Securities and Exchange Commission
Secured Leverage Ratio	As defined in the “Amended Credit Agreement,” the ratio of outstanding indebtedness, including letters of credit, to EBITDA
Senior Notes	TopBuild's 5.625% senior unsecured notes due on May 1, 2026
Separation	Distribution of 100 percent of the outstanding capital stock of TopBuild to holders of Masco common stock
TopBuild	TopBuild Corp. and its wholly-owned consolidated domestic subsidiaries. Also, the "Company," "we," "us," and "our"
USI	United Subcontractors, Inc.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TOPBUILD CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands except share data)

	As of
	June 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$141,767	$100,929
Receivables, net of an allowance for doubtful accounts of $5,199 and $3,676 at June 30, 2019, and December 31, 2018, respectively	444,823	407,106
Inventories, net	150,282	168,977
Prepaid expenses and other current assets	11,416	27,685
Total current assets	748,288	704,697

Right of use assets	90,735	—
Property and equipment, net	172,719	167,961
Goodwill	1,363,738	1,364,016
Other intangible assets, net	189,041	199,387
Deferred tax assets, net	12,033	13,176
Other assets	4,569	5,294
Total assets	$2,581,123	$2,454,531

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$288,985	$313,172
Current portion of long-term debt	32,261	26,852
Accrued liabilities	100,282	104,236
Short-term lease liabilities	36,527	—
Total current liabilities	458,055	444,260

Long-term debt	705,626	716,622
Deferred tax liabilities, net	174,269	176,212
Long-term portion of insurance reserves	43,856	43,434
Long-term lease liabilities	57,312	—
Other liabilities	359	1,905
Total liabilities	1,439,477	1,382,433

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value: 10,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value: 250,000,000 shares authorized; 38,837,472 issued and 34,294,285 outstanding at June 30, 2019, and 38,676,586 shares issued and 34,573,596 outstanding at December 31, 2018	388	387
Treasury stock, 4,548,993 shares at June 30, 2019, and 4,102,990 shares at December 31, 2018, at cost	(246,107)	(216,607)
Additional paid-in capital	855,464	846,451
Retained earnings	531,901	441,867
Total equity	1,141,646	1,072,098
Total liabilities and equity	$2,581,123	$2,454,531

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands except share and per common share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	$660,112	$605,969	$1,279,442	$1,097,412
Cost of sales	485,190	460,928	948,824	841,353
Gross profit	174,922	145,041	330,618	256,059

Selling, general, and administrative expense	98,883	101,360	197,960	178,486
Operating profit	76,039	43,681	132,658	77,573

Other income (expense), net:
Interest expense	(9,631)	(7,322)	(19,232)	(9,645)
Other, net	526	82	858	115
Other expense, net	(9,105)	(7,240)	(18,374)	(9,530)
Income before income taxes	66,934	36,441	114,284	68,043

Income tax expense	(14,883)	(9,288)	(24,249)	(14,503)
Net income	$52,051	$27,153	$90,035	$53,540

Net income per common share:
Basic	$1.53	$0.77	$2.64	$1.53
Diluted	$1.51	$0.76	$2.60	$1.49

Weighted average shares outstanding:
Basic	33,976,169	35,102,429	34,072,314	35,081,292
Diluted	34,557,664	35,837,102	34,630,048	35,828,290

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2019	2018
Cash Flows Provided by (Used in) Operating Activities:
Net income	$90,035	$53,540
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,538	15,185
Share-based compensation	7,485	5,397
Loss on sale or abandonment of property and equipment	561	487
Amortization of debt issuance costs	779	422
Change in fair value of contingent consideration	(50)	123
Provision for bad debt expense	3,688	1,672
Loss from inventory obsolescence	1,251	928
Deferred income taxes, net	(21)	375
Change in certain assets and liabilities
Receivables, net	(41,489)	(22,382)
Inventories, net	17,391	(11,517)
Prepaid expenses and other current assets	14,969	(5,363)
Accounts payable	(23,823)	220
Accrued liabilities	(1,131)	2,901
Other, net	1,081	(595)
Net cash provided by operating activities	96,264	41,393

Cash Flows Provided by (Used in) Investing Activities:
Purchases of property and equipment	(21,982)	(27,521)
Acquisition of businesses, net of cash acquired of $15,756 in 2018	—	(499,050)
Proceeds from sale of property and equipment	1,961	427
Other, net	22	23
Net cash used in investing activities	(19,999)	(526,121)

Cash Flows Provided by (Used in) Financing Activities:
Proceeds from issuance of long-term debt	4,998	515,066
Repayment of long-term debt	(11,364)	(8,033)
Payment of debt issuance costs	—	(7,717)
Proceeds from revolving credit facility	—	90,000
Repayment of revolving credit facility	—	(90,000)
Taxes withheld and paid on employees' equity awards	(8,471)	(4,531)
Repurchase of shares of common stock	(19,499)	—
Payment of contingent consideration	(1,091)	(841)
Net cash (used in) provided by financing activities	(35,427)	493,944

Cash and Cash Equivalents
Increase for the period	40,838	9,216
Beginning of period	100,929	56,521
End of period	$141,767	$65,737

Supplemental disclosure of noncash activities:
Leased assets obtained in exchange for new operating lease liabilities	$110,192	$—
Accruals for property and equipment	497	864

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

(In thousands except share data)

	Common	Treasury	Additional
	Stock	Stock	Paid-in	Retained
	($0.01 par value)	at cost	Capital	Earnings	Equity
Balance at December 31, 2017	$386	$(141,582)	$830,600	$307,115	$996,519
Net income	—	—	—	26,388	26,388
Share-based compensation	—	—	2,402	—	2,402
Issuance of 79,010 restricted share awards under long-term equity incentive plan	1	—	(1)	—	—
Repurchase of 13,657 shares of common stock pursuant to the settlement of the 2017 ASR Agreement	—	(20,000)	20,000	—	—
83,754 shares of common stock withheld to pay taxes on employees' equity awards	—	—	(4,514)	—	(4,514)
Balance at March 31, 2018	$387	$(161,582)	$848,487	$333,503	$1,020,795
Net income	—	—	—	27,152	27,152
Share-based compensation	—	—	2,995	—	2,995
228 shares of common stock withheld to pay taxes on employees' equity awards	—	—	(17)	—	(17)
Balance at June 30, 2018	$387	$(161,582)	$851,465	$360,655	$1,050,925

Balance at December 31, 2018	$387	$(216,607)	$846,451	$441,867	$1,072,098
Net income	—	—	—	37,983	37,983
Share-based compensation	—	—	2,972	—	2,972
Issuance of 112,270 restricted share awards under long-term equity incentive plan	1	—	(1)	—	—
Repurchase of 176,327 shares of common stock pursuant to the settlement of the 2018 ASR Agreement	—	(10,000)	10,000	—	—
Repurchase of 72,791 shares of common stock pursuant to the 2019 Repurchase Program	—	(4,622)	—	—	(4,622)
105,615 shares of common stock withheld to pay taxes on employees' equity awards	—	—	(5,578)	—	(5,578)
Balance at March 31, 2019	$388	$(231,229)	$853,844	$479,850	$1,102,853
Net income	—	—	—	52,051	52,051
Share-based compensation	—	—	4,513	—	4,513
Repurchase of 196,885 shares of common stock pursuant to the 2019 Repurchase Program	—	(14,878)	—	—	(14,878)
54,811 shares of common stock withheld to pay taxes on employees' equity awards	—	—	(2,893)	—	(2,893)
Balance at June 30, 2019	$388	$(246,107)	$855,464	$531,901	$1,141,646

See notes to our unaudited condensed consolidated financial statements.

Table ofContents

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

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to state fairly our financial position as of June 30, 2019, our results of operations for the three and six months ended June 30, 2019 and 2018, and cash flows for the six months ended June 30, 2019 and 2018.  The condensed consolidated balance sheet at December 31, 2018, was derived from our audited financial statements, but does not include all disclosures required by GAAP.

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

Table ofContents

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

Table ofContents

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table represents our contract assets and contract liabilities with customers, in thousands:

	Included in Line Item on	As of
	Condensed Consolidated	June 30,	December 31,
	Balance Sheets	2019	2018
Contract Assets:
Receivables, unbilled	Receivables, net	$55,173	$61,339

Contract Liabilities:
Deferred revenue	Accrued liabilities	$17,261	$19,963

Our contract liabilities are normally recognized to net sales in the immediately subsequent reporting period due to the generally short-term nature of our contracts with customers.

Recently Adopted Accounting Pronouncements:

Leases

In February 2016 the FASB issued ASU 2016-02, “Leases.”  This standard requires a lessee to recognize certain leases on its balance sheet.  Effective January 1, 2019, we adopted ASU 2016-02 using the modified retrospective transition method with the optional transition relief provided in targeted improvements ASU 2018-11, which allows the new standard to be applied in financial year 2019.  Adoption of the new standard resulted in the recognition of ROU assets and lease liabilities of $99.1 million and $101.6 million, respectively, as of January 1, 2019 on our unaudited condensed consolidated balance sheet.  There was no cumulative adjustment required to be recorded to our beginning retained earnings balance.  Adoption of this standard did not materially impact our results of operations or cash flows for any periods presented.

We elected certain practical expedients allowed under ASC 842 – Leases. As such, we did not reassess whether any existing contracts are or contain leases, the lease classification of existing leases, or the initial direct costs for any existing leases.  In addition, we elected by class of underlying asset to not separate fixed non-lease components from the lease component. Further, for all leases with an initial term of 12 months or less, we elected not to record any right of use asset or lease liability.  We declined the option to use hindsight in determining lease term, assessing likelihood that a lease purchase option will be exercised or in assessing impairment of right of use asset for all classes of assets.  To initially measure our lease liability, we used our IBR at January 1, 2019 based on the remaining lease term for all existing leases.  See Note 7 – Leases for additional information.

Recently Issued Accounting Pronouncements Not Yet Adopted:

In June 2016 the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses”.  This guidance introduces a current expected credit loss (CECL) model for the recognition of impairment losses on financial assets, including trade receivables.  The CECL model replaces current GAAP’s incurred loss model.  Under CECL, companies will record an allowance through current earnings for the expected credit loss for the life of the financial asset upon initial recognition of the financial asset.  This update is effective for us at the beginning of 2020 with early adoption permitted at the beginning of 2019. We plan to adopt this standard on January 1, 2020 with a cumulative adjustment to our beginning retained earnings balance. We have begun our initial evaluation of financial assets subject to this guidance and are developing a new accounting policy for CECL recognition. We are still determining the impact to our financial position upon adoption.

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

Table ofContents

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In August 2018 the FASB issued ASU 2018-13, “Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.”  The new standard modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, including adjustments to Level 3 fair value measurement disclosures as well as the removal of disclosures around Level 1 and Level 2 transfers. This update is effective for us beginning January 1, 2020 with early adoption permitted. The amendments to the guidance will be applied on a prospective or retrospective basis, in accordance with the requirements of this standard. We have not yet selected an adoption date, and we are currently evaluating the effect of adoption of this standard on our financial position and results of operations.

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

Changes in the carrying amount of goodwill for the six months ended June 30, 2019, by segment, were as follows, in thousands:

		Additions
	Gross Goodwill	(Measurement	Gross Goodwill	Accumulated	Net Goodwill
	at	Period	at	Impairment	at
	December 31, 2018	Adjustments)	June 30, 2019	Losses	June 30, 2019
Goodwill, by segment:
Installation	$1,679,654	$(245)	$1,679,409	$(762,021)	$917,388
Distribution	446,383	(33)	446,350	—	446,350
Total goodwill	$2,126,037	$(278)	$2,125,759	$(762,021)	$1,363,738

Other intangible assets, net includes customer relationships, non-compete agreements, and trademarks / trade names.  The following table sets forth our other intangible assets, in thousands:

	As of
	June 30, 2019	December 31, 2018
Gross definite-lived intangible assets	$218,882	$218,882
Accumulated amortization	(29,841)	(19,495)
Net definite-lived intangible assets	189,041	199,387
Indefinite-lived intangible assets not subject to amortization	—	—
Other intangible assets, net	$189,041	$199,387

The following table sets forth our amortization expense, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Amortization expense	$5,173	$3,992	$10,346	$5,294

Table ofContents

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. LONG-TERM DEBT

The following table reconciles the principal balances of our outstanding debt to our condensed consolidated balance sheets, in thousands:

	As of
	June 30,	December 31,
Principal debt balances:	2019	2018
Senior Notes	$400,000	$400,000
Term loan	318,750	327,500
Equipment notes	26,839	24,455
Unamortized debt issuance costs	(7,702)	(8,481)
Total debt, net of unamortized debt issuance costs	737,887	743,474
Less: current portion of long-term debt	32,261	26,852
Total long-term debt	$705,626	$716,622

The following table sets forth our remaining principal payments for our outstanding debt balances as of June 30, 2019, in thousands:

	Payments Due by Period
	2019	2020	2021	2022	2023	Thereafter	Total
Senior Notes	$—	$—	$—	$—	$—	$400,000	$400,000
Term loan	13,125	26,250	30,625	248,750	—	—	318,750
Equipment notes	2,975	6,135	6,393	6,660	4,311	365	26,839
Total	$16,100	$32,385	$37,018	$255,410	$4,311	$400,365	$745,589

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

The following table outlines the key terms of our Amended Credit Agreement (dollars in thousands):

Senior secured term loan facility (original borrowing) (a)	$250,000
Additional delayed draw term loan (b)	$100,000

Additional term loan and/or revolver capacity available under incremental facility (c)	$200,000

Revolving Facility	$250,000
Sublimit for issuance of letters of credit under Revolving Facility (d)	$100,000
Sublimit for swingline loans under Revolving Facility (d)	$20,000

Interest rate as of June 30, 2019	3.69%
Scheduled maturity date	5/05/2022

Table ofContents

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(a)	The Amended Credit Agreement provides for a term loan limit of $350.0 million; $250.0 million was drawn on May 5, 2017.
(b)	On May 1, 2018, the net proceeds from the $100.0 million delayed draw term loan were used to partially fund the USI acquisition.
(c)	Additional borrowing capacity is available under the incremental facility, subject to certain terms and conditions (including existing or new lenders providing commitments in respect of such additional borrowing capacity).
(d)	Use of the sublimits for the issuance of letters of credit and swingline loans reduces the availability under the Revolving Facility.

Interest payable on borrowings under the Amended Credit Agreement is based on an applicable margin rate plus, at our option, either:

●	A base rate determined by reference to the highest of either (i) the federal funds rate plus 0.50 percent, (ii) Bank of America’s “prime rate,” or (iii) the LIBOR rate for U.S. dollar deposits with a term of one month, plus 1.00 percent; or

●	A LIBOR rate determined by reference to the costs of funds for deposits in U.S. dollars for the interest period relevant to such borrowings.

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

	As of
	June 30,	December 31,
	2019	2018
Revolving Facility	$250,000	$250,000
Less: standby letters of credit	(62,882)	(59,288)
Availability under Revolving Facility	$187,118	$190,712

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

Table ofContents

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Equipment Notes

During 2018, the Company executed $26.6 million of equipment notes for the purpose of financing the purchase of vehicles and equipment.  The Company issued an equipment note for approximately $5.0 million during the quarter ended June 30, 2019. The Company’s equipment notes each have a five year maturity through 2024 and bear interest at fixed rates between 3.9% and 4.4%.

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

As of June 30, 2019
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

Table ofContents

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Fair Value on Non-Recurring Basis

Fair value measurements were applied to our long-term debt portfolio.  We believe the carrying value of our term loan approximates the fair market value primarily due to the fact that the non-performance risk of servicing our debt obligations, as reflected in our business and credit risk profile, has not materially changed since we assumed our debt obligations under the Amended Credit Agreement.  In addition, due to the floating-rate nature of our term loan, the market value is not subject to variability solely due to changes in the general level of interest rates as is the case with a fixed-rate debt obligation.  Based on active market trades of our Senior Notes close to June 30, 2019 (Level 1 fair value measurement), we estimate that the fair value of the Senior Notes is approximately $412.0 million compared to a gross carrying value of $400.0 million at June 30, 2019.

During all periods presented, there were no transfers between fair value hierarchical levels.

6.  SEGMENT INFORMATION

The following table sets forth our net sales and operating results by segment, in thousands:

	Three Months Ended June 30,
	2019	2018	2019	2018
	Net Sales		Operating Profit (b)
Our operations by segment were (a):
Installation	$483,028	$429,423	$68,423	$49,635
Distribution	213,487	205,621	21,151	20,009
Intercompany eliminations	(36,403)	(29,075)	(6,405)	(5,277)
Total	$660,112	$605,969	83,169	64,367
General corporate expense, net (c)			(7,130)	(20,686)
Operating profit, as reported			76,039	43,681
Other expense, net			(9,105)	(7,240)
Income before income taxes			$66,934	$36,441

	Six Months Ended June 30,
	2019	2018	2019	2018
	Net Sales		Operating Profit (b)
Our operations by segment were (a):
Installation	$932,410	$758,817	$119,722	$78,965
Distribution	417,951	393,387	41,748	37,912
Intercompany eliminations	(70,919)	(54,792)	(12,078)	(9,725)
Total	$1,279,442	$1,097,412	149,392	107,152
General corporate expense, net (c)			(16,734)	(29,579)
Operating profit, as reported			132,658	77,573
Other expense, net			(18,374)	(9,530)
Income before income taxes			$114,284	$68,043
(a)	All of our operations are located in the U.S.
(b)	Segment operating profit includes an allocation of general corporate expenses attributable to the operating segments which is based on direct benefit or usage (such as salaries of corporate employees who directly support the segment).
(c)	General corporate expense, net includes expenses not specifically attributable to our segments for functions such as corporate human resources, finance, and legal, including salaries, benefits, and other related costs.

Table ofContents

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. LEASES

We have operating leases for our installation branch locations, distribution centers, our Branch Support Center in Daytona Beach, Florida, vehicles and certain equipment.  As of June 30, 2019, we did not have any finance leases.  At the inception of a contract, we determine whether the contract is, or contains, a lease based on the unique facts and circumstances present.  Our facilities operating leases have lease and non-lease fixed cost components, which we account for as one single lease component in calculating the present value of minimum lease payments.   Variable lease and non-lease cost components are expensed as incurred and are primarily included in cost of sales on the accompanying unaudited condensed consolidated statement of operations.

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

The lease liability is initially measured as the present value of the unpaid lease payments as of the lease commencement date. The lease liability is discounted based on our IBR at the time of initial adoption of ASU 2016-02 for all exiting leases or upon a modification to the lease term and at the time of lease commencement for all future leases. Our IBR includes significant assumptions regarding our secured borrowing rates obtained on equipment note issuances and adjustments for differences in the remaining lease term, underlying assets and market conditions for companies with similar credit qualities as well as interest rate index fluctuations.

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

The components of lease expense were as follows and are primarily included in cost of sales on the accompanying unaudited condensed consolidated statement of operations, in thousands:

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Operating lease cost	$11,279	$23,437
Short-term lease cost	3,005	6,010
Variable lease cost	1,389	2,767
Sublease income	(154)	(308)
Net lease cost	$15,519	$31,906

Table ofContents

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Future minimum lease payments under non-cancellable operating leases as of June 30, 2019 were as follows, in thousands:

Payments due by Period
2019	$22,044
2020	33,998
2021	22,041
2022	12,609
2023	5,848
2024 & Thereafter	6,605
Total future minimum lease payments	103,145

Less: imputed interest	(9,306)

Lease liability at June 30, 2019	$93,839

As of June 30, 2019, the weighted average remaining lease term was 3.4 years and the related lease liability was calculated using a weighted average discount rate of 4.4%.

The amount below is included in the cash flows provided by (used in) operating activities section on the accompanying unaudited condensed consolidated statement of cash flows, in thousands:

Six Months Ended June 30,	2019
Cash paid for amounts included in the measurement of lease liabilities	$(22,896)

8.  INCOME TAXES

Our effective tax rates were 22.2% and 21.2% for the three and six months ended June 30, 2019, respectively. The effective tax rates for the three and six months ended June 30, 2018, were 25.5% and 21.3%, respectively. The lower 2019 tax rate for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was due to a larger impact of the discrete benefits related to share-based compensation.

Our condensed consolidated statements of operations recognized a discrete tax benefit of $1.6 million and $3.8 million related to share-based compensation for the three and six months ended June 30, 2019, respectively.

At June 30, 2019, the net deferred tax liability of $162.3 million consisted of net long-term deferred tax assets of $12.0 million and net long-term deferred tax liabilities of $174.3 million.  The decrease of the net deferred tax liability was primarily related to purchase accounting adjustments in connection with the acquisition of USI and related tax elections.

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

Table ofContents

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Basic and diluted net income per share were computed as follows, in thousands, except share and per share amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income - basic and diluted	$52,051	$27,153	$90,035	$53,540

Weighted average number of common shares outstanding - basic	33,976,169	35,102,429	34,072,314	35,081,292

Dilutive effect of common stock equivalents:
RSAs with service-based conditions	84,952	165,951	88,516	174,537
RSAs with market-based conditions	174,840	253,382	177,436	241,552
RSAs with performance-based conditions	71,246	—	53,618	—
Stock options	250,457	315,340	238,164	330,909

Weighted average number of common shares outstanding - diluted	34,557,664	35,837,102	34,630,048	35,828,290

Basic income per common share	$1.53	$0.77	$2.64	$1.53

Diluted income per common share	$1.51	$0.76	$2.60	$1.49

The following table summarizes shares excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Anti-dilutive common stock equivalents:
RSAs with service-based conditions	1,087	349	7,897	312
RSAs with market-based conditions	—	—	9,851	—
RSAs with performance-based conditions	—	—	—	—
Stock options	81,411	76,349	102,550	55,777
Total anti-dilutive common stock equivalents	82,498	76,698	120,298	56,089

10. SHARE-BASED COMPENSATION

Effective July 1, 2015, our eligible employees commenced participation in the 2015 Long-Term Incentive Program.  The 2015 Long-Term Incentive Program authorizes the Board to grant stock options, stock appreciation rights, restricted shares, restricted share units, performance awards, and dividend equivalents.  All grants are made by issuing new shares and no more than 4.0 million shares of common stock may be issued under the 2015 Long-Term Incentive Program.  As of June 30, 2019, we had 2.3 million shares remaining available for issuance under the 2015 Long-Term Incentive Program.

Share-based compensation expense is included in selling, general, and administrative expense.  The income tax effect associated with the vesting of awards is included in income tax expense.  The following table presents share-based compensation amounts recognized in our condensed consolidated statements of operations, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Share-based compensation expense	$4,513	$2,995	$7,485	$5,397
Income tax benefit (expense) realized from the vesting of awards	$1,560	$(19)	$3,806	$2,595

Table ofContents

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents a summary of our share-based compensation activity for the six months ended June 30, 2019, in thousands, except per share amounts:

	RSAs		Stock Options
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance December 31, 2018	499.2	$41.29	611.4	$13.10	$34.45	$8,685.8
Granted	227.1	$67.37	103.5	$21.16	$58.08
Converted/Exercised	(291.4)	$31.23	(183.5)	$10.53	$27.18	$8,824.0
Forfeited	(17.4)	$56.29	(9.7)	$20.28	$54.62
Expired			(2.7)	$14.44	$38.39
Balance June 30, 2019	417.5	$55.97	519.0	$15.47	$41.34	$21,500.4

Exercisable June 30, 2019 (a)			183.0	$13.48	$35.52	$8,645.8
(a)	The weighted average remaining contractual term for vested stock options is 7.0 years.

We had unrecognized share-based compensation expense relating to unvested awards as shown in the following table, dollars in thousands:

	As of June 30, 2019
	Unrecognized Compensation Expense on Unvested Awards	Weighted Average Remaining Vesting Period
Unrecognized compensation expense related to unvested awards:
RSAs	$12,319	1.4 years
Stock options	2,845	1.1 years
Total unrecognized compensation expense related to unvested awards	$15,164

Our RSAs with performance-based conditions are evaluated on a quarterly basis with adjustments to compensation expense based on the likelihood of the performance target being achieved or exceeded.  The following table shows the range of payouts and the related expense for our outstanding RSAs with performance-based conditions, in thousands:

		Payout Ranges and Related Expense
RSAs with Performance-Based Conditions	Grant Date Fair Value	0%	25%	100%	200%
February 21, 2017	$1,839	$—	$460	$1,839	$3,678
February 19, 2018	$2,102	$—	$526	$2,102	$4,204
February 18, 2019	$2,533	$—	$633	$2,533	$5,066

During the first quarter of 2019, RSAs with performance-based conditions that were granted on February 22, 2016 vested based on cumulative three-year achievement of 88.6%. Total compensation expense recognized over the three-year performance period, net of forfeitures, was $1.7 million.

Table ofContents

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

Effective November 7, 2018, under the 2017 Repurchase Program, we entered into the 2018 ASR Agreement. We paid JPMorgan Chase Bank, N.A. $50.0 million in exchange for an initial delivery of 796,925 shares of our common stock on November 8, 2018, representing an estimated 85% of the total number of shares we expected to receive under the 2018 ASR Agreement, at the time we entered into the agreement.  During the quarter ended March 31, 2019, we received an additional 176,327 shares of our common stock from JPMorgan Chase Bank, N.A., representing the final settlement of the 2018 ASR Agreement.  We purchased a total of 973,252 shares of our common stock under the 2018 ASR Agreement at an average price per share of $51.37.

On May 5, 2017, under the 2017 Repurchase Program, we entered into the 2017 ASR Agreement. When the agreement became effective on July 5, 2017, we paid BofA $100.0 million in exchange for an initial delivery of 1.5 million shares of our common stock, representing an estimated 80% of the total number of shares we expected to receive under the 2017 ASR Agreement, at the time we entered into the agreement. During the three months ended March 31, 2018, we received an additional 13,657 shares of our common stock from BofA, representing the final settlement of the 2017 ASR Agreement.  We purchased a total of 1,521,100 shares of our common stock under the 2017 ASR Agreement at an average price per share of $65.74.

Table ofContents

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table sets forth our share repurchases under the 2019 and 2017 Repurchase Programs during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Number of shares repurchased	196,885	—	446,003 (b)	13,657 (a)
Share repurchase cost (in thousands)	$14,878	$—	$19,499	$—

(a) The six months ended June 30, 2018 includes 13,657 shares we received as final settlement of our 2017 ASR Agreement.

(b) The six months ended June 30, 2019 includes 176,327 shares we received as final settlement of our 2018 ASR Agreement.

12. BUSINESS COMBINATIONS

As part of our strategy to supplement our organic growth and expand our access to additional markets and products, we completed three acquisitions during 2018. Each acquisition was accounted for as a business combination under ASC 805, “Business Combinations.” There were no acquisition related costs for the three months ended June 30, 2019. Acquisition related costs for the six months ended June 30, 2019, were $0.1 million. Acquisition related costs for the three and six months ended June 30, 2018, were $9.8 million and $13.3 million, respectively.  Acquisition costs are included in selling, general, and administrative expense in our condensed consolidated statements of operations.

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

Revenue and net income since the respective acquisition dates included in our condensed consolidated statements of operations were as follows, in thousands:

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
2018 Acquisitions	Net Sales	Net Income	Net Sales	Net Income
ADO	$6,237	$68	$12,876	$71
Santa Rosa	2,354	292	4,542	601
USI	96,261	10,269	188,389	17,897
	$104,852	$10,629	$205,807	$18,569

Table ofContents

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Pro Forma Results

The following unaudited pro forma information has been prepared as if the 2018 acquisitions described above had taken place on January 1, 2017. The unaudited pro forma information is not necessarily indicative of the results that we would have achieved had the transactions actually taken place on January 1, 2017.  Further, the pro forma information does not purport to be indicative of future financial operating results.  The pro forma results for the three and six months ended June 30, 2019 do not include any adjustments from our actual results as all acquisitions were wholly-owned for the entire period.  Our pro forma results are presented below, in thousands:

	Unaudited Pro Forma for the		Unaudited Pro Forma for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	$660,112	$639,754	$1,279,442	$1,233,442
Net income	$52,051	$29,287	$90,035	$62,103

The following table details the additional expense included in the unaudited pro forma net income as if the 2018 acquisitions described above had taken place on January 1, 2017.  Our pro forma results are presented below, in thousands:

	Unaudited Pro Forma for the		Unaudited Pro Forma for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Amortization of intangible assets	$—	$1,250	$—	$5,039
Income tax expense (using 26.5% and 27.0% effective tax rate in 2019 and 2018, respectively)	$—	$789	$—	$3,167

Purchase Price Allocations

The estimated fair values of the assets acquired and liabilities assumed for the 2018 acquisitions, as well as the fair value of consideration transferred, approximated the following as of June 30, 2019, in thousands:

	2018 Acquisitions
	Completed During the Year Ended December 31, 2018
	ADO	Santa Rosa	USI	Total
Estimated fair values:
Cash	$939	$—	$14,817	$15,756
Accounts receivable	3,434	1,433	61,445	66,312
Inventories	2,337	104	14,029	16,470
Prepaid and other assets	135	7	3,439	3,581
Property and equipment	951	522	33,701	35,174
Intangible assets	14,090	1,850	165,400	181,340
Goodwill	2,631	3,014	280,930	286,575
Accounts payable	(908)	(1,099)	(17,927)	(19,934)
Accrued liabilities	(609)	—	(34,686)	(35,295)
Deferred tax liability	—	—	(34,610)	(34,610)
Net assets acquired	$23,000	$5,831	$486,538	$515,369

	2018 Acquisitions
	Completed During the Year Ended December 31, 2018
	ADO	Santa Rosa	USI	Total
Fair value of consideration transferred:
Cash	$22,172	$5,831	$486,538	$514,541
Deferred consideration	—	—	—	—
Contingent consideration	828	—	—	828
Total consideration transferred	$23,000	$5,831	$486,538	$515,369

Table ofContents

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Estimates of acquired intangible assets related to the acquisitions are as follows, as of June 30, 2019, dollars in thousands:

	Estimated Fair Value	Weighted Average Estimated Useful Life (Years)
2018 Acquisitions:
Customer relationships	$168,820	12
Trademarks and trade names	11,260	9
Non-competition agreements	1,260	5
Total intangible assets for 2018 acquisitions	$181,340	11

As third party or internal valuations are finalized, certain tax aspects of the foregoing transactions are completed, and customer post-closing reviews are concluded, adjustments may be made to the fair value of assets acquired, and in some cases total purchase price, through the end of each measurement period, generally one year following the applicable acquisition date.  Various insignificant adjustments to the fair value of assets acquired, and in some cases total purchase price, have been made to certain business combinations since the respective dates of acquisition. We made measurement-period adjustments related to the acquisition of USI during the first and second quarters of 2019 which resulted in a net decrease to goodwill of $0.3 million. These adjustments were primarily to record state income tax carryforward items.

Goodwill to be recognized in connection with these acquisitions is attributable to the synergies expected to be realized and improvements in the businesses after the acquisitions. Of the $286.6 million of goodwill recorded from the 2018 acquisitions, $33.2 million is expected to be deductible for income tax purposes.

Contingent Consideration

On February 27, 2017, we acquired substantially all of the assets of EcoFoam, a residential and light commercial insulation installation company with locations in Colorado Springs and Denver, Colorado.  The purchase price of approximately $22.3 million was funded by cash on hand of $20.2 million and contingent consideration of $2.1 million. The contingent consideration arrangement requires additional consideration to be paid by TopBuild to the sellers of EcoFoam based on EcoFoam’s attainment of annual revenue targets over a three-year period.  The total amount of undiscounted contingent consideration which TopBuild may be required to pay under the arrangement is $2.5 million.  The fair value of $2.1 million contingent consideration recognized on the acquisition date was estimated by applying the income approach using discounted cash flows.  That measure is based on significant Level 3 inputs not observable in the market.  The significant assumption includes a discount rate of 9.5%.  Changes in the fair value measurement each period reflect the passage of time as well as the impact of adjustments, if any, to the likelihood of achieving the specified targets.  We made contingent payments of $0.8 million in the second quarters of 2019 and 2018.

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

Table ofContents

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The acquisition of Santa Rosa included a contingent consideration arrangement that required additional consideration to be paid by TopBuild based on the achievement of a gross revenue target for 2018. The range of undiscounted amounts TopBuild could be required to pay under the contingent consideration was between zero and $0.25 million, which also represents the fair value recognized on the acquisition date. In the first quarter of 2019, we paid $0.25 million in full and had no remaining contingent consideration obligation related to Santa Rosa as of March 31, 2019.

Contingent consideration is recorded in the condensed consolidated balance sheets in accrued liabilities and other liabilities.  Adjustments to the fair value of contingent consideration are reflected in selling, general, and administrative expense in the condensed consolidated statements of operations and are included in the acquisition related costs above.

The following table presents the fair value of contingent consideration, in thousands:

	EcoFoam	ADO	Santa Rosa
Date of Acquisition	February 27, 2017	January 10, 2018	January 18, 2018
Fair value of contingent consideration recognized at acquisition date	$2,110	$828	$250

Contingent consideration at December 31, 2018	$1,573	$343	$250
Additions	—	—	—
Change in fair value of contingent consideration during the six months ended June 30, 2019	54	(104)	—
Payment of contingent consideration during the six months ended June 30, 2019	(841)	—	(250)
Liability balance for contingent consideration at June 30, 2019	$786	$239	$—

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

In connection with the acquisition of USI, management performed an evaluation of the resources necessary to effectively operate the acquired business.  During the second quarter of 2018, management committed to a plan to close the USI corporate office in St. Paul, Minnesota, and consolidate certain administrative functions to our Daytona Beach, Florida, Branch Support Center.  As a result, the Company incurred approximately $6.9 million of closure costs in connection with this activity of which $6.7 million was incurred during the year ended December 31, 2018 and $0.2 million was incurred during the first quarter of 2019, which completed the anticipated costs of the program.  Closure costs pertaining to the USI acquisition are primarily included in general corporate expenses for segment reporting purposes.

The following table details our total estimated closure costs, by cost type, pertaining to the above closure and transition related to the USI acquisition (in thousands):

Segment / Cost Type	Closure Costs Liability at December 31, 2018	Closure Costs Incurred for the Six Months Ended June 30, 2019	Cash Payments for the Six Months Ended June 30, 2019	Non-cash Adjustments for the Six Months Ended June 30, 2019	Closure Costs Liability at June 30, 2019
Corporate:
Severance	$3,065	239	(2,882)	(119)	$303
Lease abandonment	301	—	(99)	229	431
Other costs	—	—	—	—	—
Total Corporate:	$3,366	239	(2,981)	110	$734

Table ofContents

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The remaining accrued severance closure costs will be paid by the end of 2019. Non-cash adjustments in the table above relate to true-up of estimates to actual amounts.

14.  ACCRUED LIABILITIES

The following table sets forth the components of accrued liabilities, in thousands:

	As of
	June 30,	December 31,
	2019	2018
Accrued liabilities:
Salaries, wages, and commissions	$29,970	$34,085
Insurance liabilities	25,045	25,212
Deferred revenue	17,261	19,963
Interest payable on long-term debt	3,957	3,951
Other	24,049	21,025
Total accrued liabilities	$100,282	$104,236

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

16. SUBSEQUENT EVENTS

On July 15, 2019, we acquired Viking Insulation, an insulation installation company, based in Burbank, California. The acquisition was accounted for as a business combination under ASC 805, “Business Combinations.”  The purchase price of approximately $8.0 million was funded by cash on hand of $6.5 million and contingent consideration at an undiscounted target value of $1.5 million. During the measurement period, we expect to receive additional detailed information to complete the purchase allocation.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

TopBuild, headquartered in Daytona Beach, Florida, is a leading installer and distributor of insulation and other building products to the U.S. construction industry.  We trade on the NYSE under the ticker symbol “BLD.”

We operate in two segments:  Installation (TruTeam) and Distribution (Service Partners).  Our Installation segment installs insulation and other building products nationwide through our TruTeam contractor services business, which, as of June 30, 2019, had close to 200 branches located in 40 states.  We install various insulation applications, including fiberglass batts and rolls, blown-in loose fill fiberglass, blown-in loose fill cellulose, and polyurethane spray foam.  Additionally, we install other building products including rain gutters, glass and windows, fire proofing, garage doors, shower enclosures, and closet shelving.  We handle every stage of the installation process, including procurement supplied by leading manufacturers, project scheduling and logistics, multi-phase professional installation, and installation quality assurance.

Our Distribution segment sells and distributes insulation and other building products, including rain gutters, fireplaces, closet shelving, and roofing materials through our Service Partners business, which, as of June 30, 2019, had over 75 branches located in 32 states.  Our Service Partners customer base consists of thousands of insulation contractors of all sizes, gutter contractors, weatherization contractors, other contractors, dealers, metal building erectors, and modular home builders.

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

SECOND QUARTER 2019 VERSUS SECOND QUARTER 2018

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

The following table sets forth our net sales, gross profit, operating profit, and margins, as reported in our condensed consolidated statements of operations, in thousands:

	Three Months Ended June 30,
	2019	2018
Net sales	$660,112	$605,969
Cost of sales	485,190	460,928
Cost of sales ratio	73.5%	76.1%

Gross profit	174,922	145,041
Gross profit margin	26.5%	23.9%

Selling, general, and administrative expense	98,883	101,360
Selling, general, and administrative expense to sales ratio	15.0%	16.7%

Operating profit	76,039	43,681
Operating profit margin	11.5%	7.2%

Other expense, net	(9,105)	(7,240)
Income tax expense	(14,883)	(9,288)
Net income	$52,051	$27,153
Net margin	7.9%	4.5%

Sales and Operations

Net sales increased 8.9 percent for the three months ended June 30, 2019, from the comparable period of 2018.  The increase was primarily driven by our USI acquisition and increased selling prices.

Gross profit margins were 26.5 percent and 23.9 percent for the three months ended June 30, 2019 and 2018, respectively.  Gross profit margin improved primarily due to increased selling prices, higher growth of commercial vs. residential sales, operational efficiencies, and synergies from the USI acquisition, partially offset by higher material costs.

Selling, general, and administrative expense, as a percent of sales, was 15.0 percent and 16.7 percent for the three months ended June 30, 2019 and 2018, respectively.  Decreased selling, general, and administrative expense as a percent of sales was primarily the result of lower acquisition and closure costs related to the USI acquisition.

Operating margins were 11.5 percent and 7.2 percent for the three months ended June 30, 2019 and 2018, respectively.  The increase in operating margins was due to increased selling prices, higher growth of commercial vs. residential sales, operational efficiencies, synergies from the USI acquisition, and lower acquisition and closure costs related to the USI acquisition, partially offset by higher material costs.

Business Segment Results

The following table sets forth our net sales and operating profit margins by business segment, in thousands:

	Three Months Ended June 30,
	2019	2018	Percent Change
Sales by business segment:
Installation	$483,028	$429,423	12.5%
Distribution	213,487	205,621	3.8%
Intercompany eliminations	(36,403)	(29,075)
Net sales	$660,112	$605,969	8.9%

Operating profit by business segment:
Installation	$68,423	$49,635	37.9%
Distribution	21,151	20,009	5.7%
Intercompany eliminations and other adjustments	(6,405)	(5,277)
Operating profit before general corporate expense	83,169	64,367	29.2%
General corporate expense, net	(7,130)	(20,686)
Operating profit	$76,039	$43,681	74.1%

Operating profit margins:
Installation	14.2%	11.6%
Distribution	9.9%	9.7%
Operating profit margin before general corporate expense	12.6%	10.6%
Operating profit margin	11.5%	7.2%

Installation

Sales

Sales in the Installation segment increased $53.6 million, or 12.5 percent, for the three months ended June 30, 2019, as compared to the same period in 2018.  Sales increased 6.8 percent from acquired branches, 4.3 percent due to increased selling prices, and 1.4 percent due to volume.

Operating margins

Operating margins in the Installation segment were 14.2 percent and 11.6 percent for the three months ended June 30, 2019 and 2018, respectively.  The increase in operating margins was due to increased selling prices, higher growth of commercial vs. residential sales, operational efficiencies, and synergies from the USI acquisition, partially offset by higher material costs.

Distribution

Sales

Sales in the Distribution segment increased $7.9 million, or 3.8 percent, for the three months ended June 30, 2019, as compared to the same period in 2018.  Sales increased 1.3 percent from acquired branches, 5.1 percent due to increased selling prices and decreased 2.6 percent due to volume.  Volume decreased primarily due to deliberate decisions with respect to prices and volume, as well as the decision to exit some low margin business.

Operating margins

Operating margins in the Distribution segment were 9.9 percent and 9.7 percent for the three months ended June 30, 2019 and 2018, respectively.  The increase in operating margins was due to increased selling prices and improved sales mix, partially offset by higher material costs.

OTHER ITEMS

Other expense, net

Other expense, net, which primarily consisted of interest expense, was $9.1 million and $7.2 million for the three months ended June 30, 2019 and 2018, respectively.  The increase in other expense, net for the three months ended June 30, 2019, primarily related to the issuance of our $400.0 million Senior Notes and our borrowing of the $100.0 million delayed draw term loan to fund our acquisition of USI in the second quarter of 2018 which resulted in an additional $1.9 million of interest expense.

Income tax expense

Income tax expense was $14.9 million, an effective tax rate of 22.2 percent, for the three months ended June 30, 2019, compared to $9.3 million, an effective tax rate of 25.5 percent, for the comparable period in 2018.  The lower 2019 tax rate was due to a larger benefit in 2019 related to share-based compensation.

FIRST SIX MONTHS 2019 VERSUS FIRST SIX MONTHS 2018

The following table sets forth our net sales, gross profit, operating profit, and margins, as reported in our condensed consolidated statements of operations, in thousands:

	Six Months Ended June 30,
	2019	2018
Net sales	$1,279,442	$1,097,412
Cost of sales	948,824	841,353
Cost of sales ratio	74.2%	76.7%

Gross profit	330,618	256,059
Gross profit margin	25.8%	23.3%

Selling, general, and administrative expense	197,960	178,486
Selling, general, and administrative expense to sales ratio	15.5%	16.3%

Operating profit	132,658	77,573
Operating profit margin	10.4%	7.1%

Other expense, net	(18,374)	(9,530)
Income tax expense	(24,249)	(14,503)
Net income	$90,035	$53,540
Net margin	7.0%	4.9%

Sales and Operations

Net sales increased 16.6 percent for the six months ended June 30, 2019, from the comparable period of 2018.  The increase was primarily driven by our USI acquisition and increased selling prices.

Gross profit margins were 25.8 percent and 23.3 percent for the six months ended June 30, 2019 and 2018, respectively. Gross profit margin improved primarily due to increased selling prices, higher sales growth in our Installation segment vs. Distribution segment, higher growth of commercial sales vs. residential sales, operational efficiencies, and synergies from the USI acquisition, partially offset by higher material costs.

Selling, general, and administrative expense as a percent of sales, was 15.5 percent and 16.3 percent for the six months ended June 30, 2019 and 2018, respectively.  Decreased selling, general, and administrative expense as a percent of sales was primarily the result of lower acquisition and closure costs related to the USI acquisition.

Operating margins were 10.4 percent and 7.1 percent for the six months ended June 30, 2019 and 2018, respectively.  The increase in operating margins related to improved selling prices, improved sales mix, synergies from the USI acquisition, and lower acquisition and closure costs related to the USI acquisition, partially offset by higher material costs.

Business Segment Results

The following table sets forth our net sales and operating profit margins by business segment, in thousands:

	Six Months Ended June 30,
	2019	2018	Percent Change
Sales by business segment:
Installation	$932,410	$758,817	22.9%
Distribution	417,951	393,387	6.2%
Intercompany eliminations	(70,919)	(54,792)
Net sales	$1,279,442	$1,097,412	16.6%

Operating profit by business segment:
Installation	$119,722	$78,965	51.6%
Distribution	41,748	37,912	10.1%
Intercompany eliminations and other adjustments	(12,078)	(9,725)
Operating profit before general corporate expense	149,392	107,152	39.4%
General corporate expense, net	(16,734)	(29,579)
Operating profit	$132,658	$77,573	71.0%

Operating profit margins:
Installation	12.8%	10.4%
Distribution	10.0%	9.6%
Operating profit margin before general corporate expense	11.7%	9.8%
Operating profit margin	10.4%	7.1%

Installation

Sales

Sales in the Installation segment increased $173.6 million, or 22.9 percent, for the six months ended June 30, 2019, compared to the same period in 2018.  Sales increased 15.1 percent from acquired branches, 5.1 percent due to increased selling prices and 2.7 percent due to volume.

Operating margins

Operating margins in the Installation segment were 12.8 percent and 10.4 percent for the six months ended June 30, 2019 and 2018, respectively.  The increase in operating margins was due to increased selling prices, higher growth of commercial sales vs. residential sales, operational efficiencies, and synergies from the USI acquisition, partially offset by higher material costs.

Distribution

Sales

Sales in the Distribution segment increased $24.6 million, or 6.2 percent, for the six months ended June 30, 2019, compared to the same period in 2018.  Sales increased 2.8 percent from acquired branches, 5.9 percent due to increased selling prices and decreased 2.5 percent due to volume. Volume decreased primarily due to deliberate decisions with respect to prices and volume, as well as the decision to exit some low margin business.

Operating margins

Operating margins in the Distribution segment were 10.0 percent and 9.6 percent for the six months ended June 30, 2019 and 2018, respectively.  The increase in operating margins was due to increased selling prices and improved sales mix, partially offset by higher material costs.

OTHER ITEMS

Other expense, net

Other expense, net, which primarily consisted of interest expense, was $18.4 million and $9.5 million for the six months ended June 30, 2019 and 2018, respectively.  The increase in other expense, net for the six months ended June 30, 2019, primarily related to the issuance of our $400.0 million Senior Notes and our borrowing of the $100.0 million delayed draw term loan to fund our acquisition of USI in the second quarter of 2018 which resulted in an additional $8.4 million of interest expense.

Income tax expense

Income tax expense was $24.2 million, an effective tax rate of 21.2 percent, for the six months ended June 30, 2019, compared to $14.5 million, an effective tax rate of 21.3 percent, for the comparable period in 2018.  The rate for 2019 was comparable to the rate for 2018.

Cash Flows and Liquidity

Significant sources (uses) of cash and cash equivalents are summarized for the periods indicated, in thousands:

	Six Months Ended June 30,
	2019	2018
Changes in cash and cash equivalents:
Net cash provided by operating activities	$96,264	$41,393
Net cash used in investing activities	(19,999)	(526,121)
Net cash (used in) provided by financing activities	(35,427)	493,944
Increase for the period	$40,838	$9,216

Net cash flows provided by operating activities increased $54.9 million for the six months ended June 30, 2019, as compared to the prior year period.  The change was primarily due to an increase in net income, the timing of working capital collections and expenditures, and the timing of income tax payments.

Net cash used in investing activities was $20.0 million for the six months ended June 30, 2019, primarily composed of $22.0 million for purchases of property and equipment, primarily vehicles, partially offset by $2.0 million in proceeds from the sale of property and equipment.  Net cash used in investing activities was $526.1 million for the six months ended June 30, 2018, primarily composed of $499.1 million of net cash for the acquisition of USI and ADO and substantially all of the assets of Santa Rosa, and $27.5 million for purchases of property and equipment, partially offset by $0.4 million of proceeds from the sale of property and equipment.

Net cash used in financing activities was $35.4 million for the six months ended June 30, 2019.  During the six months ended June 30, 2019, we used $11.4 million for payments on our term loan under our Amended Credit Agreement and on our equipment notes, $19.5 million for the repurchase of common stock pursuant to the 2019 Repurchase Program, and $8.5 million on purchases of common stock for tax withholding obligations related to the vesting and exercise of share-based incentive awards. We also made payments totaling $1.1 million for contingent consideration for EcoFoam and Santa Rosa. Net cash provided by financing activities was $493.9 million for the six months ended June 30, 2018.  We received $400.0 million for the issuance of Senior Notes and $100.0 million from our delayed draw related to our acquisition of USI.  We received $15.1 million of proceeds from equipment financing notes.  We used $7.5 million for payments on our term loan, $7.7 million for payment of debt issuance costs related to our Amended Credit Agreement and our Senior Notes, $4.5 million for purchases of common stock for tax withholding obligations related to the vesting and exercise of share-based incentive awards during the six months ended June 30, 2018, and $0.5 million for payments on our equipment financing notes.  We also made a payment of $0.8 million of contingent consideration for EcoFoam.  We drew $90.0 million on our revolving credit facility and made repayments of $90.0 million during the six months ended June 30, 2018.

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

The following table summarizes our liquidity, in thousands:

	As of
	June 30,	December 31,
	2019	2018
Cash and cash equivalents (a)	$141,767	$100,929

Revolving Facility	250,000	250,000
Less: standby letters of credit	(62,882)	(59,288)
Availability under Revolving Facility	187,118	190,712

Total liquidity	$328,885	$291,641

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

The following table summarizes our outstanding performance, licensing, insurance and other bonds, in thousands:

	As of
	June 30,	December 31,
	2019	2018
Outstanding bonds:
Performance bonds	$69,755	$65,517
Licensing, insurance, and other bonds	22,158	22,287
Total bonds	$91,913	$87,804

OUTLOOK

To date, housing starts in 2019 have decreased from the same period one year ago but we believe that trend will improve as the year progresses.  Housing affordability, while still a challenge, is improving.  Long-term supply and demand fundamentals continue to suggest a healthy construction environment for the next several years.  In addition, both light and heavy commercial remain fundamentally strong industries and attractive options for TopBuild.

OFF-BALANCE SHEET ARRANGEMENTS

During the quarter ended June 30, 2019, we were issued additional standby letters of credit under our normal operating procedures which decreased our availability under the Revolving Facility by $4.2 million.  See Note 4 – Long-Term Debt to our unaudited condensed consolidated financial statements in Part I, Item I of this Quarterly Report for our outstanding standby letters of credit balance as of June 30, 2019.

CONTRACTUAL OBLIGATIONS

There have been no material changes to our contractual obligations from those previously disclosed in our Annual Report for the year ended December 31, 2018, as filed with the SEC on February 26, 2019, except for the impact to our operating lease obligations as a result of the adoption of ASU 2016-02 “Leases” on January 1, 2019.  For operating lease obligations calculated under the new guidance as of June 30, 2019, see Note 7 – Leases to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report.

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

Interest payable on both the term loan facility and the Revolving Facility under the Amended Credit Agreement is based on a variable interest rate.  As a result, we are exposed to market risks related to fluctuations in interest rates on this outstanding indebtedness.  As of June 30, 2019, we had $318.8 million outstanding under our term loan facility, and the applicable interest rate as of such date was 3.69%.  Based on our outstanding borrowings under the Amended Credit Agreement as of June 30, 2019, a 100 basis point increase in the interest rate would result in a $3.0 million increase in our annualized interest expense.  There was no outstanding balance under the Revolving Facility as of June 30, 2019.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the most recent fiscal quarter ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding the repurchase of our common stock for the three months ended June 30, 2019, in thousands, except share and per share data:

Period	Total Number of Shares Purchased	Average Price Paid per Common Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2019 - April 30, 2019	71,306	$69.11	71,306	$190,450
May 1, 2019 - May 31, 2019	63,458	$78.73	63,458	$185,454
June 1, 2019 - June 30, 2019	62,121	$79.75	62,121	$180,501
Total	196,885	$75.57	196,885

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

INDEX TO EXHIBITS

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Title	Form	Exhibit	Filing Date	Herewith
3.1	Certificate of Amendment	8-K	3.1	4/30/2019

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1‡	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2‡	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

‡Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOPBUILD CORP.

By:	/s/ John S. Peterson
Name:	John S. Peterson
Title:	Vice President and Chief Financial Officer
(Principal Financial Officer)

August 1, 2019