Form 10-Q
period 2019-09-30
TopBuild Corp
filed 2019-10-31
CIK 1633931

UNITED STATES

SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The registrant had outstanding 33,947,722 shares of Common Stock, par value $0.01 per share as of October 25, 2019.

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

GAAP	Generally accepted accounting principles in the United States of America
IBR	Incremental borrowing rate, as defined in ASC 842.
Lenders	Bank of America, N.A., together with the other lenders party to the "Amended Credit Agreement"
LIBOR	London interbank offered rate
Net Leverage Ratio	As defined in the “Amended Credit Agreement,” the ratio of outstanding indebtedness, less up to $75 million of unrestricted cash, to EBITDA
NYSE	New York Stock Exchange
Quarterly Report	Quarterly report filed with the SEC on Form 10-Q pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Revolving Facility	Senior secured revolving credit facilities available under the Amended Credit Agreement, of $250 million with applicable sublimits for letters of credit and swingline loans.
ROU	Right of use asset, as defined in ASC 842.
RSA	Restricted stock award
Santa Rosa	Santa Rosa Insulation and Fireproofing, LLC
SEC	United States Securities and Exchange Commission
Secured Leverage Ratio	As defined in the “Amended Credit Agreement,” the ratio of outstanding indebtedness, including letters of credit, to EBITDA
Senior Notes	TopBuild's 5.625% senior unsecured notes due on May 1, 2026
TopBuild	TopBuild Corp. and its wholly-owned consolidated domestic subsidiaries. Also, the "Company," "we," "us," and "our"
USI	United Subcontractors, Inc.
Viking	Viking Insulation Co.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TOPBUILD CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands except share data)

	As of
	September 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$171,591	$100,929
Receivables, net of an allowance for doubtful accounts of $5,423 and $3,676 at September 30, 2019, and December 31, 2018, respectively	454,640	407,106
Inventories, net	146,702	168,977
Prepaid expenses and other current assets	16,457	27,685
Total current assets	789,390	704,697

Right of use assets	89,178	—
Property and equipment, net	175,274	167,961
Goodwill	1,367,918	1,364,016
Other intangible assets, net	185,844	199,387
Deferred tax assets, net	11,758	13,176
Other assets	4,760	5,294
Total assets	$2,624,122	$2,454,531

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$300,125	$313,172
Current portion of long-term debt	33,262	26,852
Accrued liabilities	112,286	104,236
Short-term lease liabilities	36,860	—
Total current liabilities	482,533	444,260

Long-term debt	701,955	716,622
Deferred tax liabilities, net	173,493	176,212
Long-term portion of insurance reserves	44,405	43,434
Long-term lease liabilities	55,362	—
Other liabilities	1,167	1,905
Total liabilities	1,458,915	1,382,433

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value: 10,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value: 250,000,000 shares authorized; 38,865,055 shares issued and 33,951,988 outstanding at September 30, 2019, and 38,676,586 shares issued and 34,573,596 outstanding at December 31, 2018	388	387
Treasury stock, 4,913,067 shares at September 30, 2019, and 4,102,990 shares at December 31, 2018, at cost	(278,784)	(216,607)
Additional paid-in capital	856,726	846,451
Retained earnings	586,877	441,867
Total equity	1,165,207	1,072,098
Total liabilities and equity	$2,624,122	$2,454,531

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands except share and per common share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales	$682,330	$647,289	$1,961,771	$1,744,702
Cost of sales	502,999	485,424	1,451,822	1,326,777
Gross profit	179,331	161,865	509,949	417,925

Selling, general, and administrative expense	98,886	95,648	296,846	274,134
Operating profit	80,445	66,217	213,103	143,791

Other income (expense), net:
Interest expense	(9,507)	(9,381)	(28,740)	(19,026)
Other, net	653	178	1,512	292
Other expense, net	(8,854)	(9,203)	(27,228)	(18,734)
Income before income taxes	71,591	57,014	185,875	125,057

Income tax expense	(16,615)	(14,356)	(40,864)	(28,859)
Net income	$54,976	$42,658	$145,011	$96,198

Net income per common share:
Basic	$1.63	$1.22	$4.27	$2.74
Diluted	$1.60	$1.19	$4.20	$2.69

Weighted average shares outstanding:
Basic	33,790,857	35,091,388	33,977,464	35,084,694
Diluted	34,367,902	35,789,383	34,541,635	35,815,357

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2019	2018
Cash Flows Provided by (Used in) Operating Activities:
Net income	$145,011	$96,198
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,005	27,133
Share-based compensation	11,411	8,244
Loss on sale or abandonment of property and equipment	885	764
Amortization of debt issuance costs	1,169	812
Change in fair value of contingent consideration	(119)	(373)
Provision for bad debt expense	5,697	3,003
Loss from inventory obsolescence	1,794	1,375
Deferred income taxes, net	(381)	(708)
Change in certain assets and liabilities
Receivables, net	(51,585)	(46,993)
Inventories, net	20,637	(15,333)
Prepaid expenses and other current assets	10,003	(5,560)
Accounts payable	(12,529)	17,768
Accrued liabilities	10,758	10,304
Other, net	1,023	(601)
Net cash provided by operating activities	182,779	96,033

Cash Flows Provided by (Used in) Investing Activities:
Purchases of property and equipment	(34,100)	(42,379)
Acquisition of businesses, net of cash acquired of $15,756 in 2018	(6,452)	(500,666)
Proceeds from sale of property and equipment	2,239	502
Other, net	25	31
Net cash used in investing activities	(38,288)	(542,512)

Cash Flows Provided by (Used in) Financing Activities:
Proceeds from issuance of long-term debt	9,998	520,104
Repayment of long-term debt	(19,424)	(13,097)
Payment of debt issuance costs	—	(7,819)
Proceeds from revolving credit facility	—	90,000
Repayment of revolving credit facility	—	(90,000)
Taxes withheld and paid on employees' equity awards	(11,135)	(5,433)
Repurchase of shares of common stock	(52,177)	(9,493)
Payment of contingent consideration	(1,091)	(841)
Net cash (used in) provided by financing activities	(73,829)	483,421

Cash and Cash Equivalents
Increase for the period	70,662	36,942
Beginning of period	100,929	56,521
End of period	$171,591	$93,463

Supplemental disclosure of noncash activities:
Leased assets obtained in exchange for new operating lease liabilities	$120,726	$—
Accruals for property and equipment	102	546

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

(In thousands except share data)

	Common	Treasury	Additional
	Stock	Stock	Paid-in	Retained
	($0.01 par value)	at cost	Capital	Earnings	Equity
Balance at December 31, 2017	$386	$(141,582)	$830,600	$307,115	$996,519
Net income	—	—	—	26,388	26,388
Share-based compensation	—	—	2,402	—	2,402
Issuance of 79,010 restricted share awards under long-term equity incentive plan	1	—	(1)	—	—
Repurchase of 13,657 shares pursuant to the settlement of the 2017 ASR Agreement	—	(20,000)	20,000	—	—
83,754 shares withheld to pay taxes on employees' equity awards	—	—	(4,514)	—	(4,514)
Balance at March 31, 2018	$387	$(161,582)	$848,487	$333,503	$1,020,795
Net income	—	—	—	27,152	27,152
Share-based compensation	—	—	2,995	—	2,995
228 shares withheld to pay taxes on employees' equity awards	—	—	(17)	—	(17)
Balance at June 30, 2018	$387	$(161,582)	$851,465	$360,655	$1,050,925
Net income	—	—	—	42,658	42,658
Share-based compensation	—	—	2,847	—	2,847
Repurchase of 142,780 shares pursuant to the 2017 Repurchase Program	—	(9,493)	—	—	(9,493)
13,447 shares withheld to pay taxes on employees' equity awards	—	—	(902)	—	(902)
Balance at September 30, 2018	$387	$(171,075)	$853,410	$403,313	$1,086,035

Balance at December 31, 2018	$387	$(216,607)	$846,451	$441,867	$1,072,098
Net income	—	—	—	37,983	37,983
Share-based compensation	—	—	2,972	—	2,972
Issuance of 112,270 restricted share awards under long-term equity incentive plan	1	—	(1)	—	—
Repurchase of 176,327 shares pursuant to the settlement of the 2018 ASR Agreement	—	(10,000)	10,000	—	—
Repurchase of 72,791 shares pursuant to the 2019 Repurchase Program	—	(4,622)	—	—	(4,622)
105,615 shares withheld to pay taxes on employees' equity awards	—	—	(5,578)	—	(5,578)
Balance at March 31, 2019	$388	$(231,229)	$853,844	$479,850	$1,102,853
Net income	—	—	—	52,051	52,051
Share-based compensation	—	—	4,513	—	4,513
Repurchase of 196,885 shares pursuant to the 2019 Repurchase Program	—	(14,878)	—	—	(14,878)
54,811 shares withheld to pay taxes on employees' equity awards	—	—	(2,893)	—	(2,893)
Balance at June 30, 2019	$388	$(246,107)	$855,464	$531,901	$1,141,646
Net income	—	—	—	54,976	54,976
Share-based compensation	—	—	3,926		3,926
Repurchase of 364,074 shares pursuant to the 2019 Repurchase Program	—	(32,677)	—	—	(32,677)
43,037 shares withheld to pay taxes on employees' equity awards	—	—	(2,664)	—	(2,664)
Balance at September 30, 2019	$388	$(278,784)	$856,726	$586,877	$1,165,207

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

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to state fairly our financial position as of September 30, 2019, our results of operations for the three and nine months ended September 30, 2019 and 2018, and cash flows for the nine months ended September 30, 2019 and 2018.  The condensed consolidated balance sheet at December 31, 2018, was derived from our audited financial statements, but does not include all disclosures required by GAAP.

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

Table ofContents

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table represents our contract assets and contract liabilities with customers, in thousands:

	Included in Line Item on	As of
	Condensed Consolidated	September 30,	December 31,
	Balance Sheets	2019	2018
Contract Assets:
Receivables, unbilled	Receivables, net	$62,072	$61,339

Contract Liabilities:
Deferred revenue	Accrued liabilities	$16,685	$19,963

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

In January 2017 the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment.”  The new standard simplifies the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test.  This update is effective for us beginning January 1, 2020.  Early adoption is permitted, and the new standard will be applied on a prospective basis.  We plan to adopt this standard on January 1, 2020, and we do not anticipate that the adoption of this standard will have a material impact on our financial position and results of operations.

Table ofContents

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In August 2018 the FASB issued ASU 2018-13, “Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.”  The new standard modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, including adjustments to Level 3 fair value measurement disclosures as well as the removal of disclosures around Level 1 and Level 2 transfers. This update is effective for us beginning January 1, 2020 with early adoption permitted. The amendments to the guidance will be applied on a prospective or retrospective basis, in accordance with the requirements of this standard. We plan to adopt this standard on January 1, 2020, and we do not anticipate that the adoption of this standard will have a material impact on our financial position and results of operations.

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

Changes in the carrying amount of goodwill for the nine months ended September 30, 2019, by segment, were as follows, in thousands:

	Gross Goodwill		Gross Goodwill	Accumulated	Net Goodwill
	at		at	Impairment	at
	December 31, 2018	Additions	September 30, 2019	Losses	September 30, 2019
Goodwill, by segment:
Installation	$1,679,654	$3,935	$1,683,589	$(762,021)	$921,568
Distribution	446,383	(33)	446,350	—	446,350
Total goodwill	$2,126,037	$3,902	$2,129,939	$(762,021)	$1,367,918

Other intangible assets, net includes customer relationships, non-compete agreements, and trademarks / trade names.  The following table sets forth our other intangible assets, in thousands:

	As of
	September 30, 2019	December 31, 2018
Gross definite-lived intangible assets	$220,882	$218,882
Accumulated amortization	(35,038)	(19,495)
Net definite-lived intangible assets	185,844	199,387
Indefinite-lived intangible assets not subject to amortization	—	—
Other intangible assets, net	$185,844	$199,387

The following table sets forth our amortization expense, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Amortization expense	$5,197	$5,242	$15,543	$10,536

Table ofContents

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. LONG-TERM DEBT

The following table reconciles the principal balances of our outstanding debt to our condensed consolidated balance sheets, in thousands:

	As of
	September 30,	December 31,
Principal debt balances:	2019	2018
Senior Notes	$400,000	$400,000
Term loan	312,188	327,500
Equipment notes	30,341	24,455
Unamortized debt issuance costs	(7,312)	(8,481)
Total debt, net of unamortized debt issuance costs	735,217	743,474
Less: current portion of long-term debt	33,262	26,852
Total long-term debt	$701,955	$716,622

The following table sets forth our remaining principal payments for our outstanding debt balances as of September 30, 2019, in thousands:

	Payments Due by Period
	2019	2020	2021	2022	2023	Thereafter	Total
Senior Notes	$—	$—	$—	$—	$—	$400,000	$400,000
Term loan	6,563	26,250	30,625	248,750	—	—	312,188
Equipment notes	1,728	7,082	7,366	7,661	5,345	1,159	30,341
Total	$8,291	$33,332	$37,991	$256,411	$5,345	$401,159	$742,529

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

The following table outlines the key terms of our Amended Credit Agreement (dollars in thousands):

Senior secured term loan facility (original borrowing) (a)	$250,000
Additional delayed draw term loan (b)	$100,000

Additional term loan and/or revolver capacity available under incremental facility (c)	$200,000

Revolving Facility	$250,000
Sublimit for issuance of letters of credit under Revolving Facility (d)	$100,000
Sublimit for swingline loans under Revolving Facility (d)	$20,000

Interest rate as of September 30, 2019	3.36%
Scheduled maturity date	5/05/2022

Table ofContents

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(a)	The Amended Credit Agreement provides for a term loan limit of $350.0 million; $250.0 million was drawn on May 5, 2017.
(b)	On May 1, 2018, the net proceeds from the $100.0 million delayed draw term loan were used to partially fund the USI acquisition.
(c)	Additional borrowing capacity is available under the incremental facility, subject to certain terms and conditions (including existing or new lenders providing commitments in respect of such additional borrowing capacity).
(d)	Use of the sublimits for the issuance of letters of credit and swingline loans reduces the availability under the Revolving Facility.

Interest payable on borrowings under the Amended Credit Agreement is based on an applicable margin rate plus, at our option, either:

●	A base rate determined by reference to the highest of either (i) the federal funds rate plus 0.50 percent, (ii) Bank of America’s “prime rate,” or (iii) the LIBOR rate for U.S. dollar deposits with a term of one month, plus 1.00 percent; or

●	A LIBOR rate determined by reference to the costs of funds for deposits in U.S. dollars for the interest period relevant to such borrowings.

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

	As of
	September 30,	December 31,
	2019	2018
Revolving Facility	$250,000	$250,000
Less: standby letters of credit	(61,382)	(59,288)
Availability under Revolving Facility	$188,618	$190,712

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

Table ofContents

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Equipment Notes

During 2018, the Company executed $26.6 million of equipment notes for the purpose of financing the purchase of vehicles and equipment. During 2019, the company issued additional equipment notes for approximately $10.0 million in the nine months ended September 30, 2019. The Company’s equipment notes each have a five year maturity through 2024 and bear interest at fixed rates between 2.8% and 4.4%.

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

The Amended Credit Agreement requires that we maintain a Net Leverage Ratio and minimum FCCR throughout the term of the agreement.  The following table sets forth the maximum Net Leverage Ratios and minimum FCCR required:

Quarter Ending	Maximum Net Leverage Ratio	Minimum FCCR
June 30, 2018 through September 30, 2018	3.75:1.00	1.25:1.00
December 31, 2018 through September 30, 2019	3.50:1.00	1.25:1.00
September 30, 2019 and each fiscal quarter end thereafter	3.25:1.00	1.25:1.00

The following table outlines the key financial covenants effective for the period covered by this Quarterly Report:

As of September 30, 2019
Maximum Net Leverage Ratio	3.25:1.00
Minimum FCCR	1.25:1.00
Compliance as of period end	In Compliance

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

Table ofContents

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Fair Value on Non-Recurring Basis

Fair value measurements were applied to our long-term debt portfolio.  We believe the carrying value of our term loan approximates the fair market value primarily due to the fact that the non-performance risk of servicing our debt obligations, as reflected in our business and credit risk profile, has not materially changed since we assumed our debt obligations under the Amended Credit Agreement.  In addition, due to the floating-rate nature of our term loan, the market value is not subject to variability solely due to changes in the general level of interest rates as is the case with a fixed-rate debt obligation.  Based on active market trades of our Senior Notes close to September 30, 2019 (Level 1 fair value measurement), we estimate that the fair value of the Senior Notes is approximately $419.0 million compared to a gross carrying value of $400.0 million at September 30, 2019.

During all periods presented, there were no transfers between fair value hierarchical levels.

6.  SEGMENT INFORMATION

The following table sets forth our net sales and operating results by segment, in thousands:

	Three Months Ended September 30,
	2019	2018	2019	2018
	Net Sales		Operating Profit (b)
Our operations by segment were (a):
Installation	$498,390	$464,540	$69,846	$61,004
Distribution	220,947	212,948	23,406	19,229
Intercompany eliminations	(37,007)	(30,199)	(5,935)	(5,658)
Total	$682,330	$647,289	87,317	74,575
General corporate expense, net (c)			(6,872)	(8,358)
Operating profit, as reported			80,445	66,217
Other expense, net			(8,854)	(9,203)
Income before income taxes			$71,591	$57,014

	Nine Months Ended September 30,
	2019	2018	2019	2018
	Net Sales		Operating Profit (b)
Our operations by segment were (a):
Installation	$1,430,800	$1,223,357	$189,568	$139,969
Distribution	638,899	606,335	65,154	57,141
Intercompany eliminations	(107,928)	(84,990)	(18,013)	(15,382)
Total	$1,961,771	$1,744,702	236,709	181,728
General corporate expense, net (c)			(23,606)	(37,937)
Operating profit, as reported			213,103	143,791
Other expense, net			(27,228)	(18,734)
Income before income taxes			$185,875	$125,057
(a)	All of our operations are located in the U.S.
(b)	Segment operating profit includes an allocation of general corporate expenses attributable to the operating segments which is based on direct benefit or usage (such as salaries of corporate employees who directly support the segment).
(c)	General corporate expense, net includes expenses not specifically attributable to our segments for functions such as corporate human resources, finance, and legal, including salaries, benefits, and other related costs.

Table ofContents

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. LEASES

We have operating leases for our installation branch locations, distribution centers, our Branch Support Center in Daytona Beach, Florida, vehicles and certain equipment.  As of September 30, 2019, we did not have any finance leases.  At the inception of a contract, we determine whether the contract is, or contains, a lease based on the unique facts and circumstances present.  Our facilities operating leases have lease and non-lease fixed cost components, which we account for as one single lease component in calculating the present value of minimum lease payments.   Variable lease and non-lease cost components are expensed as incurred and are primarily included in cost of sales on the accompanying unaudited condensed consolidated statement of operations.

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

The components of lease expense were as follows and are primarily included in cost of sales on the accompanying unaudited condensed consolidated statement of operations, in thousands:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Operating lease cost	$10,959	$34,396
Short-term lease cost	3,381	9,391
Variable lease cost	1,434	4,201
Sublease income	(153)	(461)
Net lease cost	$15,621	$47,527

Table ofContents

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Future minimum lease payments under non-cancellable operating leases as of September 30, 2019 were as follows, in thousands:

Payments due by Period
2019	$10,933
2020	37,598
2021	24,367
2022	14,790
2023	6,956
2024 & Thereafter	8,284
Total future minimum lease payments	102,928

Less: imputed interest	(10,706)

Lease liability at September 30, 2019	$92,222

As of September 30, 2019, the weighted average remaining lease term was 3.4 years and the related lease liability was calculated using a weighted average discount rate of 4.3%.

The amount below is included in the cash flows provided by (used in) operating activities section on the accompanying unaudited condensed consolidated statement of cash flows, in thousands:

Nine Months Ended September 30,	2019
Cash paid for amounts included in the measurement of lease liabilities	$(33,914)

8.  INCOME TAXES

Our effective tax rates were 23.2 percent and 22.0 percent for the three and nine months ended September 30, 2019, respectively. The effective tax rates for the three and nine months ended September 30, 2018, were 25.2 percent and 23.1 percent, respectively. The 2019 rates are lower due to the impact of discrete benefits related to share-based compensation and a favorable return to accrual adjustment when compared to prior year, partially offset by the impact of state tax rate changes.

A tax benefit of $1.3 million and $5.1 million related to share-based compensation was recognized in our Condensed Consolidated Statements of Operations as a discrete item in income tax expense for the three and nine months ended September 30, 2019, respectively.

At September 30, 2019, the net deferred tax liability of $161.7 million consisted of net long-term deferred tax assets of $11.8 million and net long-term deferred tax liabilities of $173.5 million. The change in the net deferred tax liability was primarily related to purchase accounting adjustments in connection with the acquisition of USI and related tax elections and a return to accrual adjustment for 2018 tax returns filed in 2019, partially offset by state tax rate changes.

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

Table ofContents

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Basic and diluted net income per share were computed as follows, in thousands, except share and per share amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income - basic and diluted	$54,976	$42,658	$145,011	$96,198

Weighted average number of common shares outstanding - basic	33,790,857	35,091,388	33,977,464	35,084,694

Dilutive effect of common stock equivalents:
RSAs with service-based conditions	82,087	135,347	86,373	161,474
RSAs with market-based conditions	195,740	252,278	183,537	245,127
RSAs with performance-based conditions	82,750	23,875	63,329	7,958
Stock options	216,468	286,495	230,932	316,104

Weighted average number of common shares outstanding - diluted	34,367,902	35,789,383	34,541,635	35,815,357

Basic income per common share	$1.63	$1.22	$4.27	$2.74

Diluted income per common share	$1.60	$1.19	$4.20	$2.69

The following table summarizes shares excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Anti-dilutive common stock equivalents:
RSAs with service-based conditions	—	9,775	5,264	3,466
RSAs with market-based conditions	—	—	6,567	—
RSAs with performance-based conditions	—	—	—	—
Stock options	12,642	76,030	72,580	62,528
Total anti-dilutive common stock equivalents	12,642	85,805	84,411	65,994

10. SHARE-BASED COMPENSATION

Effective July 1, 2015, our eligible employees commenced participation in the 2015 Long-Term Incentive Program.  The 2015 Long-Term Incentive Program authorizes the Board to grant stock options, stock appreciation rights, restricted shares, restricted share units, performance awards, and dividend equivalents.  All grants are made by issuing new shares and no more than 4.0 million shares of common stock may be issued under the 2015 Long-Term Incentive Program.  As of September 30, 2019, we had 2.3 million shares remaining available for issuance under the 2015 Long-Term Incentive Program.

Share-based compensation expense is included in selling, general, and administrative expense.  The income tax effect associated with share-based compensation awards is included in income tax expense.  The following table presents share-based compensation amounts recognized in our condensed consolidated statements of operations, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Share-based compensation expense	$3,926	$2,848	$11,411	$8,244
Income tax benefit realized	$1,304	$545	$5,110	$3,140

Table ofContents

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents a summary of our share-based compensation activity for the nine months ended September 30, 2019, in thousands, except per share amounts:

	RSAs		Stock Options
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance December 31, 2018	499.2	$41.29	611.4	$13.10	$34.45	$8,685.8
Granted	249.1	$67.37	103.5	$21.16	$58.08
Converted/Exercised	(310.0)	$30.99	(273.8)	$10.87	$28.14	$14,184.1
Forfeited	(20.6)	$58.32	(9.7)	$20.28	$54.62
Expired			(2.7)	$14.44	$38.39
Balance September 30, 2019	417.7	$57.35	428.7	$16.30	$43.71	$22,603.3

Exercisable September 30, 2019 (a)			129.1	$13.96	$36.94	$7,678.4
(a)	The weighted average remaining contractual term for vested stock options is approximately 6.9 years.

We had unrecognized share-based compensation expense relating to unvested awards as shown in the following table, dollars in thousands:

	As of September 30, 2019
	Unrecognized Compensation Expense on Unvested Awards	Weighted Average Remaining Vesting Period
Unrecognized compensation expense related to unvested awards:
RSAs	$10,319	1.2 years
Stock options	1,910	1.0 years
Total unrecognized compensation expense related to unvested awards	$12,229

Our RSAs with performance-based conditions are evaluated on a quarterly basis with adjustments to compensation expense based on the likelihood of the performance target being achieved or exceeded.  The following table shows the range of payouts and the related expense for our outstanding RSAs with performance-based conditions, in thousands:

		Payout Ranges and Related Expense
RSAs with Performance-Based Conditions	Grant Date Fair Value	0%	25%	100%	200%
February 21, 2017	$1,839	$—	$460	$1,839	$3,678
February 19, 2018	$2,082	$—	$521	$2,082	$4,164
February 18, 2019	$2,510	$—	$628	$2,510	$5,020

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

Table ofContents

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

On May 5, 2017, under the 2017 Repurchase Program, we entered into the 2017 ASR Agreement. When the agreement became effective on July 5, 2017, we paid BofA $100.0 million in exchange for an initial delivery of 1.5 million shares of our common stock, representing an estimated 80% of the total number of shares we expected to receive under the 2017 ASR Agreement, at the time we entered into the agreement. During the quarter ended March 31, 2018, we received an additional 13,657 shares of our common stock from BofA, representing the final settlement of the 2017 ASR Agreement.  We purchased a total of 1,521,100 shares of our common stock under the 2017 ASR Agreement at an average price per share of $65.74.

The following table sets forth our share repurchases under the 2019 and 2017 Repurchase Programs during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Number of shares repurchased	364,074	142,780	810,077 (b)	156,437 (a)
Share repurchase cost (in thousands)	$32,677	$9,493	$52,177	$—

(a) The nine months ended September 30, 2018 includes 13,657 shares we received as final settlement of our 2017 ASR Agreement.

(b) The nine months ended September 30, 2019 includes 176,327 shares we received as final settlement of our 2018 ASR Agreement.

Table ofContents

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

12. BUSINESS COMBINATIONS

As part of our strategy to supplement our organic growth and expand our access to additional markets and products, we completed three acquisitions during 2018 and one acquisition to date in 2019.  Each acquisition was accounted for as a business combination under ASC 805, “Business Combinations.” There were no acquisition related costs for the three months ended September 30, 2019. Acquisition related costs for the nine months ended September 30, 2019, were $0.1 million.  Acquisition related costs for the three and nine months ended September 30, 2018, were $0.6 million and $13.9 million, respectively.  Acquisition costs are included in selling, general, and administrative expense in our condensed consolidated statements of operations.

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

On July 15, 2019, we acquired Viking, an insulation company located in Burbank, California. The purchase price of approximately $7.7 million was funded by cash on hand of $6.5 million and contingent consideration of $1.2 million.

Revenue and net income since the respective 2018 acquisition dates included in our condensed consolidated statements of operations were as follows, in thousands:

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	Net Sales	Net Income	Net Sales	Net Income
ADO	7,181	58	20,057	129
Santa Rosa	2,377	338	6,919	939
USI	96,368	8,327	284,757	26,223
	$105,926	$8,723	$311,733	$27,291

Pro Forma Results

The following unaudited pro forma information has been prepared as if the 2018 acquisitions described above had taken place on January 1, 2017. The unaudited pro forma information is not necessarily indicative of the results that we would have achieved had the transactions actually taken place on January 1, 2017.  Further, the pro forma information does not purport to be indicative of future financial operating results.  The pro forma results for the three and nine months ended September 30, 2019 do not include any adjustments from our actual results as all 2018 acquisitions were wholly-owned for the entire period.  Our pro forma results are presented below, in thousands:

Table ofContents

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Unaudited Pro Forma for the
	Nine Months Ended September 30,
	2019	2018
Net sales	$1,961,771	$1,878,179
Net income	$145,011	$105,410

The following table details the additional expense included in the unaudited pro forma net income as if the 2018 acquisitions described above had taken place on January 1, 2017.  Our pro forma results are presented below, in thousands:

	Unaudited Pro Forma for the
	Nine Months Ended September 30,
	2019	2018
Amortization of intangible assets	$—	$5,039
Income tax expense (using 26.5% and 27.0% effective tax rate in 2019 and 2018, respectively)	$—	$3,407

Purchase Price Allocations

The estimated fair values of the assets acquired and liabilities assumed for the 2018 acquisitions, as well as the fair value of consideration transferred, are presented below as of September 30, 2019, in thousands:

	2018 Acquisitions
	Completed During the Year Ended December 31, 2018
	ADO	Santa Rosa	USI	Total
Estimated fair values:
Cash	$939	$—	$14,817	$15,756
Accounts receivable	3,434	1,433	61,445	66,312
Inventories	2,337	104	14,029	16,470
Prepaid and other assets	135	7	3,439	3,581
Property and equipment	951	522	33,126	34,599
Intangible assets	14,090	1,850	165,400	181,340
Goodwill	2,631	3,014	281,364	287,009
Accounts payable	(908)	(1,099)	(17,927)	(19,934)
Accrued liabilities	(609)	—	(34,686)	(35,295)
Deferred tax liability	—	—	(34,469)	(34,469)
Net assets acquired	$23,000	$5,831	$486,538	$515,369

	2018 Acquisitions
	Completed During the Year Ended December 31, 2018
	ADO	Santa Rosa	USI	Total
Fair value of consideration transferred:
Cash	$22,172	$5,831	$486,538	$514,541
Deferred consideration	—	—	—	—
Contingent consideration	828	—	—	828
Total consideration transferred	$23,000	$5,831	$486,538	$515,369

Table ofContents

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Estimates of acquired intangible assets related to the 2018 acquisitions are as follows, as of September 30, 2019, dollars in thousands:

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

Goodwill to be recognized in connection with these acquisitions is attributable to the synergies expected to be realized and improvements in the businesses after the acquisitions. Of the $287.0 million of goodwill recorded from the 2018 acquisitions, $33.2 million is expected to be deductible for income tax purposes.

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

Table ofContents

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

The following table presents the fair value of contingent consideration, in thousands:

	EcoFoam	ADO	Santa Rosa
Date of Acquisition	February 27, 2017	January 10, 2018	January 18, 2018
Fair value of contingent consideration recognized at acquisition date	$2,110	$828	$250

Contingent consideration at December 31, 2018	$1,573	$343	$250
Additions	—	—	—
Change in fair value of contingent consideration during the nine months ended September 30, 2019	71	(220)	—
Payment of contingent consideration during the nine months ended September 30, 2019	(841)	—	(250)
Liability balance for contingent consideration at September 30, 2019	$803	$123	$—

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

The following table details our total estimated closure costs, by cost type, pertaining to the above closure and transition related to the USI acquisition (in thousands):

Segment / Cost Type	Closure Costs Liability at December 31, 2018	Closure Costs Incurred for the Nine Months Ended September 30, 2019	Cash Payments for the Nine Months Ended September 30, 2019	Non-Cash Adjustments for the Nine Months Ended September 30, 2019	Closure Costs Liability at September 30, 2019
Corporate:
Severance	$3,065	$239	$(3,155)	$(119)	$30
Lease abandonment	301	—	(149)	229	381
Total Corporate:	$3,366	$239	$(3,304)	$110	$411

The remaining accrued severance closure costs will be paid by the end of 2019. Non-cash adjustments in the table above relate to true-up of estimates to actual amounts.

Table ofContents

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

14.  ACCRUED LIABILITIES

The following table sets forth the components of accrued liabilities, in thousands:

	As of
	September 30,	December 31,
	2019	2018
Accrued liabilities:
Salaries, wages, and commissions	$34,205	$34,085
Insurance liabilities	25,483	25,212
Deferred revenue	16,685	19,963
Interest payable on long-term debt	9,593	3,951
Other	26,320	21,025
Total accrued liabilities	$112,286	$104,236

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

We operate in two segments:  Installation (TruTeam) and Distribution (Service Partners).  Our Installation segment installs insulation and other building products nationwide through our TruTeam contractor services business, which, as of September 30, 2019, had close to 200 branches located in 40 states.  We install various insulation applications, including fiberglass batts and rolls, blown-in loose fill fiberglass, blown-in loose fill cellulose, and polyurethane spray foam.  Additionally, we install other building products including rain gutters, glass and windows, fire proofing, garage doors, shower enclosures, and closet shelving.  We handle every stage of the installation process, including procurement supplied by leading manufacturers, project scheduling and logistics, multi-phase professional installation, and installation quality assurance.

Our Distribution segment sells and distributes insulation and other building products, including rain gutters, fireplaces, closet shelving, and roofing materials through our Service Partners business, which, as of September 30, 2019, had approximately 75 branches located in 32 states.  Our Service Partners customer base consists of thousands of insulation contractors of all sizes, gutter contractors, weatherization contractors, other contractors, dealers, metal building erectors, and modular home builders.

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

THIRD QUARTER 2019 VERSUS THIRD QUARTER 2018

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

The following table sets forth our net sales, gross profit, operating profit, and margins, as reported in our condensed consolidated statements of operations, in thousands:

	Three Months Ended September 30,
	2019	2018
Net sales	$682,330	$647,289
Cost of sales	502,999	485,424
Cost of sales ratio	73.7%	75.0%

Gross profit	179,331	161,865
Gross profit margin	26.3%	25.0%

Selling, general, and administrative expense	98,886	95,648
Selling, general, and administrative expense to sales ratio	14.5%	14.8%

Operating profit	80,445	66,217
Operating profit margin	11.8%	10.2%

Other expense, net	(8,854)	(9,203)
Income tax expense	(16,615)	(14,356)
Net income	$54,976	$42,658
Net margin	8.1%	6.6%

Sales and Operations

Net sales increased 5.4 percent for the three months ended September 30, 2019, from the comparable period of 2018.  The increase was primarily driven by increased selling prices and increased sales volume in our commercial markets.

Gross profit margins were 26.3 percent and 25.0 percent for the three months ended September 30, 2019 and 2018, respectively.  Gross profit margin improved primarily due to increased selling prices, operational efficiencies, and synergies from the USI acquisition, partially offset by higher material costs.

Selling, general, and administrative expense, as a percent of sales, was 14.5 percent and 14.8 percent for the three months ended September 30, 2019 and 2018, respectively.  Decreased selling, general, and administrative expense as a percent of sales was primarily the result of lower acquisition and closure costs related to the USI acquisition.

Operating margins were 11.8 percent and 10.2 percent for the three months ended September 30, 2019 and 2018, respectively.  The increase in operating margins was due to increased selling prices, increased sales volume, operational efficiencies, synergies from the USI acquisition, and lower acquisition and closure costs related to the USI acquisition, partially offset by higher material costs.

Business Segment Results

The following table sets forth our net sales and operating profit margins by business segment, in thousands:

	Three Months Ended September 30,
	2019	2018	Percent Change
Sales by business segment:
Installation	$498,390	$464,540	7.3%
Distribution	220,947	212,948	3.8%
Intercompany eliminations	(37,007)	(30,199)
Net sales	$682,330	$647,289	5.4%

Operating profit by business segment:
Installation	$69,846	$61,004	14.5%
Distribution	23,406	19,229	21.7%
Intercompany eliminations and other adjustments	(5,935)	(5,658)
Operating profit before general corporate expense	87,317	74,575	17.1%
General corporate expense, net	(6,872)	(8,358)
Operating profit	$80,445	$66,217	21.5%

Operating profit margins:
Installation	14.0%	13.1%
Distribution	10.6%	9.0%
Operating profit margin before general corporate expense	12.8%	11.5%
Operating profit margin	11.8%	10.2%

Installation

Sales

Sales in the Installation segment increased $33.9 million, or 7.3 percent, for the three months ended September 30, 2019, as compared to the same period in 2018.  Sales increased 3.8 percent due to volume and 3.0 percent due to increased selling prices.

Operating margins

Operating margins in the Installation segment were 14.0 percent and 13.1 percent for the three months ended September 30, 2019 and 2018, respectively.  The increase in operating margins was due to increased selling prices, increased sales volume, operational efficiencies, and synergies from the USI acquisition, partially offset by higher material costs.

Distribution

Sales

Sales in the Distribution segment increased $8.0 million, or 3.8 percent, for the three months ended September 30, 2019, as compared to the same period in 2018.  Sales increased 4.4 percent due to increased selling prices and decreased 0.7 percent due to volume. Volume decreased primarily due to deliberate decisions with respect to prices and volume, as well as the decision to exit some low margin business.

Operating margins

Operating margins in the Distribution segment were 10.6 percent and 9.0 percent for the three months ended September 30, 2019 and 2018, respectively.  The increase in operating margins was due to increased selling prices and operational efficiencies, partially offset by higher material costs.

OTHER ITEMS

Other expense, net

Other expense, net, which primarily consisted of interest expense, was $8.9 million and $9.2 million for the three months ended September 30, 2019 and 2018, respectively.

Income tax expense

Income tax expense was $16.6 million, an effective tax rate of 23.2 percent, for the three months ended September 30, 2019, compared to $14.4 million, an effective tax rate of 25.2 percent, for the comparable period in 2018.  The lower 2019 effective tax rate was due to a larger benefit related to share-based compensation and a favorable return to accrual adjustment, partially offset by changes in state tax rates.

FIRST NINE MONTHS 2019 VERSUS FIRST NINE MONTHS 2018

The following table sets forth our net sales, gross profit, operating profit, and margins, as reported in our condensed consolidated statements of operations, in thousands:

	Nine Months Ended September 30,
	2019	2018
Net sales	$1,961,771	$1,744,702
Cost of sales	1,451,822	1,326,777
Cost of sales ratio	74.0%	76.0%

Gross profit	509,949	417,925
Gross profit margin	26.0%	24.0%

Selling, general, and administrative expense	296,846	274,134
Selling, general, and administrative expense to sales ratio	15.1%	15.7%

Operating profit	213,103	143,791
Operating profit margin	10.9%	8.2%

Other expense, net	(27,228)	(18,734)
Income tax expense	(40,864)	(28,859)
Net income	$145,011	$96,198
Net margin	7.4%	5.5%

Sales and Operations

Net sales increased 12.4 percent for the nine months ended September 30, 2019, from the comparable period of 2018.  The increase was primarily driven by our USI acquisition and increased selling prices.

Gross profit margins were 26.0 percent and 24.0 percent for the nine months ended September 30, 2019 and 2018, respectively. Gross profit margin improved primarily due to increased selling prices, higher sales growth in our Installation segment vs. Distribution segment, operational efficiencies, and synergies from the USI acquisition, partially offset by higher material costs.

Selling, general, and administrative expense as a percent of sales, was 15.1 percent and 15.7 percent for the nine months ended September 30, 2019 and 2018, respectively.  Decreased selling, general, and administrative expense as a percent of sales was primarily the result of lower acquisition and closure costs related to the USI acquisition.

Operating margins were 10.9 percent and 8.2 percent for the nine months ended September 30, 2019 and 2018, respectively.  The increase in operating margins related to increased selling prices, increased sales volume, operational efficiencies, synergies from the USI acquisition, and lower acquisition and closure costs related to the USI acquisition, partially offset by higher material costs.

Business Segment Results

The following table sets forth our net sales and operating profit margins by business segment, in thousands:

	Nine Months Ended September 30,
	2019	2018	Percent Change
Sales by business segment:
Installation	$1,430,800	$1,223,357	17.0%
Distribution	638,899	606,335	5.4%
Intercompany eliminations	(107,928)	(84,990)
Net sales	$1,961,771	$1,744,702	12.4%

Operating profit by business segment:
Installation	$189,568	$139,969	35.4%
Distribution	65,154	57,141	14.0%
Intercompany eliminations and other adjustments	(18,013)	(15,382)
Operating profit before general corporate expense	236,709	181,728	30.3%
General corporate expense, net	(23,606)	(37,937)
Operating profit	$213,103	$143,791	48.2%

Operating profit margins:
Installation	13.2%	11.4%
Distribution	10.2%	9.4%
Operating profit margin before general corporate expense	12.1%	10.4%
Operating profit margin	10.9%	8.2%

Installation

Sales

Sales in the Installation segment increased $207.4 million, or 17.0 percent, for the nine months ended September 30, 2019, compared to the same period in 2018.  Sales increased 9.5 percent from acquired branches, 4.3 percent due to increased selling prices and 3.1 percent due to volume.

Operating margins

Operating margins in the Installation segment were 13.2 percent and 11.4 percent for the nine months ended September 30, 2019 and 2018, respectively.  The increase in operating margins was due to increased selling prices, increased sales volume, operational efficiencies, and synergies from the USI acquisition, partially offset by higher material costs.

Distribution

Sales

Sales in the Distribution segment increased $32.6 million, or 5.4 percent, for the nine months ended September 30, 2019, compared to the same period in 2018.  Sales increased 1.8 percent from acquired branches, 5.4 percent due to increased selling prices and decreased 1.8 percent due to volume. Volume decreased primarily due to deliberate decisions with respect to prices and volume, as well as the decision to exit some low margin business.

Operating margins

Operating margins in the Distribution segment were 10.2 percent and 9.4 percent for the nine months ended September 30, 2019 and 2018, respectively.  The increase in operating margins was due to increased selling prices and operational efficiencies, partially offset by higher material costs.

OTHER ITEMS

Other expense, net

Other expense, net, which primarily consisted of interest expense, was $27.2 million and $18.7 million for the nine months ended September 30, 2019 and 2018, respectively.  The increase in other expense, net for the nine months ended September 30, 2019, primarily related to the issuance of our $400.0 million Senior Notes and our borrowing of the $100.0 million delayed draw term loan to fund our acquisition of USI in the second quarter of 2018 which resulted in an additional $8.5 million of interest expense.

Income tax expense

Income tax expense was $40.9 million, an effective tax rate of 22.0 percent, for the nine months ended September 30, 2019, compared to $28.9 million, an effective tax rate of 23.1 percent, for the comparable period in 2018.  The lower 2019 effective tax rate was due to a larger benefit from share-based compensation and a favorable return to accrual adjustment, partially offset by changes in state tax rates.

Cash Flows and Liquidity

Significant sources (uses) of cash and cash equivalents are summarized for the periods indicated, in thousands:

	Nine Months Ended September 30,
	2019	2018
Changes in cash and cash equivalents:
Net cash provided by operating activities	$182,779	$96,033
Net cash used in investing activities	(38,288)	(542,512)
Net cash (used in) provided by financing activities	(73,829)	483,421
Increase for the period	$70,662	$36,942

Net cash flows provided by operating activities increased $86.7 million for the nine months ended September 30, 2019, as compared to the prior year period.  The change was primarily due to an increase in net income, the timing of accounts receivable collections and inventory expenditures, and utilization of 2018 tax prepayments.

Net cash used in investing activities was $38.3 million for the nine months ended September 30, 2019, primarily composed of $34.1 million for purchases of property and equipment, primarily vehicles, and $6.5 million for the acquisition of Viking, partially offset by $2.2 million in proceeds from the sale of property and equipment.  Net cash used in investing activities was $542.5 million for the nine months ended September 30, 2018, primarily composed of $500.7 million of net cash for the acquisition of USI and ADO and substantially all of the assets of Santa Rosa, and $42.4 million for purchases of property and equipment, partially offset by $0.5 million of proceeds from the sale of property and equipment.

Net cash used in financing activities was $73.8 million for the nine months ended September 30, 2019.  During the nine months ended September 30, 2019, we used $52.2 million for the repurchase of common stock pursuant to the 2019 Repurchase Program, $19.4 million for payments on our term loan under our Amended Credit Agreement and on our equipment notes, and $11.1 million on purchases of common stock for tax withholding obligations related to the vesting and exercise of share-based incentive awards. We also made payments totaling $1.1 million for contingent consideration for EcoFoam and Santa Rosa. We received $10.0 million in proceeds from the issuance of equipment notes. Net cash provided by financing activities was $483.4 million for the nine months ended September 30, 2018.  We received $400.0 million for the issuance of Senior Notes and $100.0 million from our delayed draw related to our acquisition of USI.  We received $20.1 million of proceeds from equipment financing notes.  We used $11.9 million for payments on our term loan, $7.8 million for payment of debt issuance costs related to our Amended Credit Agreement and our Senior Notes, $5.4 million for purchases of common stock for tax withholding obligations related to the vesting and exercise of share-based incentive awards during the nine months ended September 30, 2018, and $1.2 million for payments on our equipment financing notes.  We also made a payment of $0.8 million of contingent consideration for EcoFoam.  We drew $90.0 million on our Revolving Facility and made repayments of $90.0 million during the nine months ended September 30, 2018.

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

The following table summarizes our liquidity, in thousands:

	As of
	September 30,	December 31,
	2019	2018
Cash and cash equivalents (a)	$171,591	$100,929

Revolving Facility	250,000	250,000
Less: standby letters of credit	(61,382)	(59,288)
Availability under Revolving Facility	188,618	190,712

Total liquidity	$360,209	$291,641

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

The following table summarizes our outstanding performance, licensing, insurance and other bonds, in thousands:

	As of
	September 30,	December 31,
	2019	2018
Outstanding bonds:
Performance bonds	$80,149	$65,517
Licensing, insurance, and other bonds	24,019	22,287
Total bonds	$104,168	$87,804

OUTLOOK

Housing starts improved in the third quarter, on a year over year basis, for the first time this year.  Low mortgage rates, a pivot by builders to more affordable housing and a strong economy, have helped to drive this improvement.  Long-term supply and demand fundamentals continue to point towards growth in new home construction.  In addition, both light and heavy commercial remain fundamentally strong industries and attractive growth opportunities for TopBuild.

OFF-BALANCE SHEET ARRANGEMENTS

During the quarter ended June 30, 2019, we were issued additional standby letters of credit under our normal operating procedures which decreased our availability under the Revolving Facility by $4.2 million.  See Note 4 – Long-Term Debt to our unaudited condensed consolidated financial statements in Part I, Item I of this Quarterly Report for our outstanding standby letters of credit balance as of September 30, 2019.

CONTRACTUAL OBLIGATIONS

There have been no material changes to our contractual obligations from those previously disclosed in our Annual Report for the year ended December 31, 2018, as filed with the SEC on February 26, 2019, except for the impact to our operating lease obligations as a result of the adoption of ASU 2016-02 “Leases” on January 1, 2019.  For operating lease obligations calculated under the new guidance as of September 30, 2019, see Note 7 – Leases to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report.

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

Interest payable on both the term loan facility and the Revolving Facility under the Amended Credit Agreement is based on a variable interest rate.  As a result, we are exposed to market risks related to fluctuations in interest rates on this outstanding indebtedness.  As of September 30, 2019, we had $312.2 million outstanding under our term loan facility, and the applicable interest rate as of such date was 3.36%.  Based on our outstanding borrowings under the Amended Credit Agreement as of September 30, 2019, a 100 basis point increase in the interest rate would result in a $3.0 million increase in our annualized interest expense.  There was no outstanding balance under the Revolving Facility as of September 30, 2019.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2019.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the most recent fiscal quarter ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding the repurchase of our common stock for the three months ended September 30, 2019, in thousands, except share and per share data:

Period	Total Number of Shares Purchased	Average Price Paid per Common Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2019 - July 31, 2019	61,971	$81.51	61,971	$175,449
August 1, 2019 - August 31, 2019	162,549	$90.18	162,549	$160,790
September 1, 2019 - September 30, 2019	139,554	$92.92	139,554	$147,823
Total	364,074	$89.76	364,074

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

INDEX TO EXHIBITS

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Title	Form	Exhibit	Filing Date	Herewith
31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1‡	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2‡	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document- the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

‡Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOPBUILD CORP.

By:	/s/ John S. Peterson
Name:	John S. Peterson
Title:	Vice President and Chief Financial Officer
(Principal Financial Officer)

October 31, 2019