Form 10-K
period 2019-12-31
TopBuild Corp
filed 2020-02-25
CIK 1633931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 001-36870

TopBuild Corp.

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	47-3096382 (I.R.S. Employer Identification No.)

475 North Williamson Boulevard Daytona Beach, Florida (Address of Principal Executive Offices)	32114 (Zip Code)

(386) 304-2200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	BLD	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

⌧ Yes            ◻ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

◻ Yes            ⌧ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

⌧ Yes           ◻ No

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

Large accelerated filer   ⌧      Accelerated filer   ◻      Smaller reporting company   ☐      Non-accelerated filer ◻      Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐Yes            ⌧ No

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based on the closing price of $82.76 per share as reported on the New York Stock Exchange on June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2.8 billion.

Number of shares of common stock outstanding as of February 13, 2020: 33,486,521

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2020 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2019, are incorporated by reference into Part III of this Form 10-K.

TOPBUILD CORP.

GLOSSARY

We use acronyms, abbreviations, and other defined terms throughout this Annual Report on Form 10-K, as defined in the glossary below:

Term	Definition
2016 Repurchase Program	$50 million share repurchase program authorized by the Board on March 1, 2016
2017 ASR Agreement	$100 million accelerated share repurchase agreement with Bank of America, N.A.
2017 Repurchase Program	$200 million share repurchase program authorized by the Board on February 24, 2017
2018 ASR Agreement	$50 million accelerated share repurchase agreement with JPMorgan Chase Bank, N.A.
2019 Repurchase Program	$200 million share repurchase program authorized by the Board on February 22, 2019
2019 ASR Agreement	$50 million accelerated share repurchase agreement with Bank of America, N.A.
ADO	ADO Products, LLC
Amended Credit Agreement	Senior secured credit agreement and related security and pledge agreement dated May 5, 2017, as amended March 28, 2018, with the Lenders
Annual Report	Annual report filed with the SEC on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Board	Board of Directors of TopBuild
BofA	Bank of America, N.A.
Cooper	Cooper Glass Company, LLC
Current Report	Current report filed with the SEC on Form 8-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
EBITDA	Earnings before interest, taxes, depreciation, and amortization
EcoFoam	Bella Insulutions Inc., DBA EcoFoam/Insulutions
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCCR

Fixed charge coverage ratio is defined in the “Amended Credit Agreement” as the ratio of EBITDA less capital expenditures, and income taxes paid to the sum of cash interest paid, debt principal payments and restricted payments made excluding stock repurchases

GAAP	Generally accepted accounting principles in the United States of America
Hunter	Hunter Insulation
IBR	Incremental borrowing rate, as defined in ASC 842
Lenders	Bank of America, N.A., together with the other lenders party to the "Amended Credit Agreement"
LIBOR	London interbank offered rate
Masco	Masco Corporation
Net Leverage Ratio	As defined in the “Amended Credit Agreement,” the ratio of outstanding indebtedness, less up to $75 million of unrestricted cash, to EBITDA
NYSE	New York Stock Exchange
Owens Corning	Owens Corning Sales, LLC
Quarterly Report	Quarterly report filed with the SEC on Form 10-Q pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Revolving Facility	Senior secured revolving credit facilities available under the Amended Credit Agreement, of $250 million with applicable sublimits for letters of credit and swingline loans.
ROU	Right of use (asset), as defined in ASC 842
RSA	Restricted stock award
Santa Rosa	Santa Rosa Insulation and Fireproofing, LLC
SEC	United States Securities and Exchange Commission
Secured Leverage Ratio	As defined in the “Amended Credit Agreement,” the ratio of outstanding indebtedness, including letters of credit, to EBITDA
Senior Notes	TopBuild's 5.625% senior unsecured notes due on May 1, 2026
Separation	Distribution of 100 percent of the outstanding capital stock of TopBuild to holders of Masco common stock
TopBuild	TopBuild Corp. and its wholly-owned consolidated domestic subsidiaries. Also, the "Company," "we," "us," and "our"
USI	United Subcontractors, Inc.
Viking	Viking Insulation Co.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this Annual Report that reflect our views about future periods, including our future plans and performance, constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by words such as “will,” “would,” “anticipate,” “expect,” “believe,” “designed,” “plan,” or “intend,” the negative of these terms, and similar references to future periods.  These views involve risks and uncertainties that are difficult to predict and, accordingly, our actual results may differ materially from the results discussed in our forward-looking statements.  We caution you against unduly relying on any of these forward-looking statements.  Our future performance may be affected by our reliance on residential new construction, residential repair/remodel, and commercial construction; our reliance on third-party suppliers and manufacturers; our ability to attract, develop, and retain talented personnel and our sales and labor force; our ability to maintain consistent practices across our locations; our ability to maintain our competitive position; and our ability to realize the expected benefits of our acquisitions.  We discuss the material risks we face under the caption entitled “Risk Factors” in Item 1A of this Annual Report.  Our forward-looking statements in this Annual Report speak only as of the date of this Annual Report.  Factors or events that could cause our actual results to differ may emerge from time to time and it is not possible for us to predict all of them.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements as a result of new information, future events, or otherwise.

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

Segment Overview

We operate in two segments: our Installation segment, TruTeam, which accounts for 73% of our sales, and our Distribution segment, Service Partners, which accounts for 27% of our sales.

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

Installation (TruTeam)

We provide insulation installation services nationwide through our TruTeam contractor services business which has approximately 200 installation branches located across the United States.

Various insulation applications we install include:

●	Fiberglass batts and rolls
●	Blown-in loose fill fiberglass
●	Blown-in loose fill cellulose
●	Polyurethane spray foam

In addition to insulation products, which represented 72% of our Installation segment’s sales during the year ended December 31, 2019, we also install other building products including rain gutters, glass and windows, afterpaint products, fireproofing, garage doors, fireplaces, shower enclosures, and closet shelving.

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

Distribution (Service Partners)

We distribute insulation and other building products including rain gutters, fireplaces, closet shelving, and roofing materials through our Service Partners business, which has approximately 75 distribution centers located across the United States.

Our Service Partners customer base consists of thousands of insulation contractors of all sizes, gutter contractors, weatherization contractors, other contractors, dealers, metal building erectors, and modular home builders.

For further information on our segments, see Item 8. Financial Statements and Supplementary Data – Note 8. Segment Information.

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

National scale.  With our national footprint, we provide products and services to each major construction line of business in the U.S.  Our national scale, together with our centralized TopBuild executive management team, allows us to compete locally by:

•	Leveraging systems, management, and best practice processes across both our installation and distribution businesses

•

Providing national and regional builders with broad geographic reach, while maintaining consistent policies and practices that enable reliable, high-quality products and services across many geographies and building sites

•

Establishing strong ties to major manufacturers of insulation and other building products that help ensure we are buying competitively, maintaining our supply to our local branches and distribution centers, and driving efficiencies throughout our supply chain

•	Providing consistent, customized support and geographic coverage to our customers

•

Maintaining an operating capacity that allows us to ramp-up rapidly, without major incremental investment, to target forecasted growth in housing starts and construction activity in each of our lines of business throughout the U.S.

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

Diversified lines of business.  In response to the housing downturn in prior years and to mitigate the cyclicality of residential new home construction, we expanded and enhanced our ability to serve the commercial construction line of business.  This included expanding our commercial operations and sales capacity, adding commercial product offerings, developing relationships with commercial general contractors and building our expertise and reputation for quality service for both light and heavy commercial construction projects. Although commercial construction is affected by many of the same macroeconomic and local economic factors that drive residential new construction, commercial construction has historically followed different cycles than residential new construction.

Strong local presence.  Competition for the installation and sale of insulation and other building products to builders occurs in localized geographic markets throughout the country.  Builders and contractors in each local market have different options in terms of choosing among insulation installers and distributors for their projects, and value local relationships, quality, and timeliness.  Our installation branches are locally branded businesses that are recognized within the communities in which they operate.  Our distribution centers service primarily local contractors, lumberyards, retail stores and others who, in turn, service local homebuilders and other customers.  Our operating model, in which individual branches and distribution centers maintain local customer relationships, enables us to develop local, long-tenured relationships with these customers, build local reputations for quality, service and timeliness, and provide specialized products and personalized services tailored to a geographic region.  At the same time, our local operations benefit from centralized functions, such as purchasing, information technology, sales support, and credit and collections, and the resources and scale efficiencies of an installation and distribution business that has a presence across the U.S.

Reduced exposure to residential housing cyclicality.  During industry downturns many insulation contractors, who buy directly from manufacturers during industry peaks, return to purchasing through distributors for small, “Less Than Full Truckload” shipments, reduce warehousing needs, and purchase on credit.  This drives incremental customers to Service Partners during these points in the business cycle, offsetting decreases in demand for installation services at

TruTeam as a result of a downturn.  We believe that our leadership position in both installation and distribution helps to reduce exposure to cyclical swings in our lines of business.

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

Major Customers

We have a diversified portfolio of customers and no single customer accounted for three percent or more of our total revenues for the year ended December 31, 2019.  Our top ten customers accounted for approximately 9 percent of our total sales in 2019.

Backlog

Due to our customers’ need for timely installation of our products, our installation jobs are scheduled and completed within a short timeframe.  We do not consider backlog material to our business.

Suppliers

Our businesses depend on our ability to obtain an adequate supply of high quality products and components from manufacturers and other suppliers.  We rely heavily on third-party suppliers for our products and key components.  We source the majority of our fiberglass building products from four primary U.S.-based residential fiberglass insulation manufacturers: Knauf, CertainTeed, Johns Manville, and Owens Corning.  Failure by our suppliers to provide us with an adequate supply of high quality products on commercially reasonable terms, or to comply with applicable legal requirements, could have a material, adverse effect on our financial condition or operating results.  We believe we generally have positive relationships with our suppliers.

Employees

As of December 31, 2019, we had approximately 10,400 employees.  Approximately 915 of our employees are currently covered by collective bargaining or other similar labor agreements.

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

Additional Information

We provide our Annual Reports, Quarterly Reports, Current Reports and amendments to those reports free of charge on our website, www.topbuild.com, as soon as reasonably practicable after these reports are filed with or furnished to the SEC.  Information contained on our website is not incorporated by reference into this Form 10-K, and you should not consider information contained on our website to be part of this Form 10-K or in deciding whether to purchase shares of our common stock.

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

Risks Relating to Our Business and Our Industry

Our business relies on residential new construction activity, and to a lesser extent on residential repair/remodel and commercial construction activity, all of which are cyclical.

Demand for our services is cyclical and highly sensitive to general macroeconomic and local economic conditions over which we have no control.  Macroeconomic and local economic conditions, including consumer confidence levels, fluctuations in home prices, unemployment and underemployment levels, income and wage growth, student loan debt, household formation rates, mortgage tax deduction limits, the age and volume of the housing stock, the availability of home equity loans and mortgages and the interest rates for such loans, and other factors, affect consumers’ discretionary spending on both residential new construction projects and residential repair/remodel activity.  The commercial construction market is affected by macroeconomic and local economic factors such as interest rates, credit availability for commercial construction projects, material costs, employment rates, office vacancy rates, and office absorption rates.  Changes or uncertainty regarding these and similar factors could adversely affect our results of operations and our financial position.

We may not be successful in identifying and making acquisitions. In addition, acquisition integrations involve risks that could negatively affect our operating results, cash flows, and liquidity.

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

Failure to successfully integrate any acquired businesses may result in reduced levels of revenue, earnings, or operating efficiency than might have been achieved if we had not acquired such businesses.  In addition, our past acquisitions resulted, and any future acquisitions could result in the incurrence of additional debt and related interest expense, contingent liabilities, and amortization expenses related to intangible assets, which could have a material adverse effect on our financial condition, operating results, and cash flow.

We may not be able to achieve the benefits that we expect to realize as a result of future acquisitions.  Failure to achieve such benefits could have an adverse effect on our financial condition and results of operations.

We may not be able to realize anticipated cost savings, revenue enhancements, or other synergies from future acquisitions, either in the amount or within the time frame that we expect.  In addition, the costs of achieving these benefits may be higher than, and the timing may differ from, what we expect.  Our ability to realize anticipated cost savings, synergies, and revenue enhancements may be affected by a number of factors, including, but not limited to, the following:

•	the use of more cash or other financial resources on integration and implementation activities than we expect;

•	unanticipated increases in expenses unrelated to any future acquisition, which may offset the expected cost savings and other synergies from any future acquisition;

•	our ability to eliminate duplicative back office overhead and redundant selling, general, and administrative functions; and

•	our ability to avoid labor disruptions in connection with the integration of any future acquisition, particularly in connection with any headcount reduction.

Specifically, while we expect future acquisitions to create opportunities to reduce our combined operating costs, these cost savings reflect estimates and assumptions made by our management, and it is possible that our actual results will not reflect these estimates and assumptions within our anticipated timeframe or at all.

If we fail to realize anticipated cost savings, synergies, or revenue enhancements, our financial results may be adversely affected, and we may not generate the cash flow from operations that we anticipate.

We are dependent on third-party suppliers and manufacturers to provide us with an adequate supply of quality products, and the loss of a large supplier or manufacturer could negatively affect our operating results.

Failure by our suppliers to provide us with an adequate supply of quality products on commercially reasonable terms, or to comply with applicable legal requirements, could have a material adverse effect on our financial condition or operating results.  While we believe that we have generally positive relationships with our suppliers, the fiberglass insulation industry has encountered both shortages and periods of significant oversupply during past housing market cycles, leading to volatility in prices and allocations of supply, which affect our results.  While we do not believe we depend on any sole or limited source of supply, we source the majority of our building products, primarily insulation, from a limited number of large suppliers.  The loss of a large supplier, or a substantial decrease in the availability of products or components from our suppliers, could disrupt our business and adversely affect our operating results.

The long-term performance of our businesses relies on our ability to attract, develop, and retain talented personnel, including sales representatives, branch managers, installers, and truck drivers, while controlling our labor costs.

We are highly dependent on the skills and experience of our senior management team and other skilled and experienced personnel.  The failure to attract and retain key employees could negatively affect our competitive position and operating results.

Our business results also depend upon our branch managers and sales personnel, including those of businesses acquired.  Our ability to control labor costs and attract qualified labor is subject to numerous external factors including prevailing wage rates, the labor market, the demand environment, the impact of legislation or regulations governing wages and hours, labor relations, immigration, healthcare benefits, and insurance costs.  In addition, we compete with other companies to recruit and retain qualified installers and truck drivers in a tight labor market, and we invest significant resources in training and motivating them to maintain a high level of job satisfaction.  These positions generally have high turnover rates, which can lead to increased training and retention costs. If we fail to attract qualified labor on favorable terms, we may not be able to meet the demand of our customers, which could adversely impact our business, financial condition and results of operations.

Because we operate our business through highly dispersed locations across the U.S., our operations may be materially adversely affected by inconsistent local practices, and the operating results of individual branches and distribution centers may vary.

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

The principal building products that we install and distribute have been subject to price changes in the past, some of which have been significant.  Our results of operations for individual quarters can be, and have been, hurt by a delay between the time building product cost increases are implemented and the time we are able to increase prices for our installation or distribution services, if at all.  Our supplier purchase prices may depend on our purchasing volume or other arrangements with any given supplier. While we have been able to achieve cost savings through volume purchasing or other arrangements with suppliers in the past, we may not be able to consistently continue to receive advantageous pricing for the products we distribute and install.  If we are unable to maintain purchase pricing consistent with prior periods or unable to pass on price increases, our costs could increase and our margins may be adversely affected.

We face significant competition, and increased competitive pressure may adversely affect our business, financial condition, results of operations and cash flows.

The market for the distribution and installation of building products is highly fragmented and competitive, and barriers to entry are relatively low.  Our installation competitors include national contractors, regional contractors, and local contractors, and we face many or all of these competitors for each project on which we bid.  Our insulation distribution competitors include specialty insulation distributors (one multi regional, several regional, and numerous local).  In some instances, our insulation distribution business sells products to companies that may compete directly with our installation service business.  We also compete with broad line building products distributors, big box retailers, and insulation manufacturers.  In addition to price, we believe that competition in our industry is based largely on customer service and the quality and timeliness of installation services and distribution product deliveries in each local market.

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

We may also be subject to claims or liabilities arising from our acquisitions for the periods prior to our acquisition of them, including environmental, employee-related and other liabilities and claims not covered by insurance. Our ability to seek indemnification from the former owners of our acquired businesses for these claims or liabilities may be limited by the respective acquisition agreements and the financial ability of the former owners to satisfy our indemnification claims.

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

New product innovations or new product introductions could negatively impact our business.

New product innovations or new product introductions could negatively impact demand for the products we currently install and distribute.

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

We may not be able to compete effectively unless our product selection keeps up with trends in the markets in which we compete, or trends in new products, which could cause us to lose market share. Our expansion into new markets, new products or new product lines may present competitive, distribution and regulatory challenges, as well as divert management attention away from our core business. In addition, our ability to integrate new products and product lines into our distribution network could affect our ability to compete.

We are subject to competitive pricing pressure from our customers.

Residential homebuilders historically have exerted significant pressure on their outside suppliers to keep prices low in the highly fragmented building products supply and services industry.  In addition, consolidation among homebuilders and changes in homebuilders’ purchasing policies or payment practices could result in additional pricing pressure.

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

If we are required to take significant non-cash charges, our financial resources could be reduced, and our financial flexibility may be negatively affected.

We have significant goodwill and other intangible assets related to business combinations on our balance sheet.  The valuation of these assets is largely dependent upon the expectations for future performance of our businesses.  Expectations about the growth of residential new construction, commercial construction, and residential repair/remodel activity may impact whether we are required to recognize non cash, pretax impairment charges for goodwill and other indefinite lived intangible assets or other long-lived assets.  If the value of our goodwill, other intangible assets, or long-lived assets is further impaired, our earnings and stockholders’ equity would be adversely affected and may impact our ability to raise capital in the future.

Compliance with government regulation and industry standards could impact our operating results.

We are subject to federal, state, and local government regulations, particularly those pertaining to health and safety, including protection of employees and consumers; employment laws, including immigration and wage and hour regulations; contractor licensing; data privacy; and environmental issues.  In addition to complying with current requirements, even more stringent requirements could be imposed in the future.  Compliance with these regulations and industry standards is costly and may require us to alter our installation and distribution processes, product sourcing, or business practices, and makes recruiting and retaining labor in a tight labor market more challenging.  Compliance with these regulations and industry standards could also divert our attention and resources to compliance activities, and could cause us to incur higher costs.  Further, if we do not effectively and timely comply with such regulations and industry standards, our results of operations could be negatively affected, and we could become subject to substantial penalties or other legal liability.

We are subject to environmental regulation and potential exposure to environmental liabilities.

We are subject to various federal, state and local environmental laws and regulations. Although we believe that we operate our business, including each of our locations, in compliance with applicable laws and regulations and maintain all material permits required under such laws and regulations to operate our business, we may be held liable or incur fines or penalties in connection with such requirements. In addition, environmental laws and regulations, including those related to energy use and climate change, may become more stringent over time, and any future laws and regulations could have a material impact on our operations or require us to incur material additional expenses to comply with any such future laws and regulations.

Changes in employment and immigration laws may adversely affect our business.

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

Approximately 915 of our employees are currently covered by collective bargaining or other similar labor agreements that expire on various dates from 2020 through 2027.  Any inability by us to negotiate collective bargaining arrangements could cause strikes or other work stoppages, and new contracts could result in increased operating costs.  If any such strikes or other work stoppages occur, or if other employees become represented by a union, we could experience a disruption of our operations and higher labor costs.  Further, if a significant number of additional employees were to unionize, including in the wake of any future legislation that makes it easier for employees to unionize, these risks would increase.  In addition, certain of our suppliers have unionized work forces, and certain of the products we install and/or distribute are transported by unionized truckers.  Strikes, work stoppages, or slowdowns could result in slowdowns or closures of facilities where the products that we install and/or distribute are manufactured, or could affect the ability of our suppliers to deliver such products to us.  Any interruption in the production or delivery of these products could delay or reduce availability of these products and increase our costs.

We rely on information technology systems, and in the event of a disruption or security incident, we could experience problems with customer service, inventory, collections, and cost control and incur substantial costs to address related issues.

Our operations are dependent upon our information technology systems, including systems run by third-party vendors which we do not control, to manage customer orders on a timely basis, to coordinate our installation and distribution activities across locations, and to manage invoicing.  If we experience problems with our information technology systems, we could experience, among other things, delays in receiving customer orders, placing orders with suppliers, and scheduling production, installation services, or shipments.

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

Despite these efforts, our information technology systems may be damaged, disrupted or shut down due to attacks by unauthorized access, malicious software, computer viruses, undetected intrusion, hardware failures or other events, and in these circumstances our disaster recovery plans may be ineffective or inadequate.  These breaches or intrusions could lead to business interruption, exposure of proprietary or confidential information, data corruption, damage to our reputation, exposure to legal and regulatory proceedings and other costs.  Such events could have a material adverse impact on our financial condition, results of operations and cash flows.  In addition, we could be adversely affected if any of our significant customers or suppliers experience any similar events that disrupt their business operations or damage their reputation.

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

Our business relies significantly on the expertise of our employees and we generally do not have intellectual property that is protected by patents.

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

Each of our lines of business is impacted by local and state building codes and consumer preferences, including a growing focus on energy efficiency.  Our competitive advantage is due, in part, to our ability to respond to changes in consumer preferences and building codes.  However, if our installation and distribution services and our leadership in building sciences do not adequately or quickly adapt to changing preferences and building standards, we may lose market share to competitors, which would adversely affect our business, results of operation, financial condition, and cash flows.  Further, our growth prospects could be harmed if consumer preferences and building standards evolve more slowly than we anticipate towards energy efficient service offerings, which are more profitable than minimum code service offerings.

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

Our existing term loan, revolving credit facility and the indenture governing our Senior Notes limit, and any future credit facility or other indebtedness we enter into may limit our ability to, among other things:

•	incur or guarantee additional debt;

•	make distributions or dividends on, or redeem or repurchase shares of our common stock;

•	make certain investments, acquisitions, or other restricted payments;

•	incur certain liens or permit them to exist;

•	acquire, merge, or consolidate with another company; and

•	transfer, sell, or otherwise dispose of substantially all of our assets.

Our revolving credit facility contains, and any future credit facility or other debt instrument we may enter into will also likely contain, covenants requiring us to maintain certain financial ratios and meet certain tests, such as a fixed charge coverage ratio, a leverage ratio, and a minimum test.  Our ability to comply with those financial ratios and tests can be affected by events beyond our control, and we may not be able to comply with those ratios and tests when required to do so under the applicable debt instruments.  For additional information regarding our outstanding debt see Item 8. Financial Statements and Supplementary Data – Note 6. Long-Term Debt.

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

In connection with the Separation, Masco indemnified us for certain liabilities, and we indemnified Masco for certain liabilities.  If we are required to act under these indemnities to Masco, we may need to divert cash to meet those obligations, which could adversely affect our financial results.  Moreover, the Masco indemnity may not be sufficient to compensate us for the full amount of liabilities for which it may be liable, and Masco may not be able to satisfy its indemnification obligations to us in the future.

Indemnities that we may be required to provide Masco are not subject to any cap, may be significant, and could negatively affect our business, particularly indemnities relating to our actions that could affect the tax-free nature of the Separation.  Third parties could also seek to hold us responsible for any of the liabilities that Masco has agreed to retain, and under certain circumstances, we may be subject to continuing contingent liabilities of Masco following the Separation, such as certain shareholder litigation claims.  Further, Masco may not be able to fully satisfy its indemnification obligations, or such indemnity obligations may not be sufficient to cover our liabilities.  Moreover, even if we ultimately succeed in recovering from Masco any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves.  Each of these risks could negatively affect our business, results of operations, liquidity, and financial condition.

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

Risks Relating to Our Common Stock

The price of our common stock may fluctuate substantially, and the value of your investment may decline.

The market price of our common stock could fluctuate significantly due to a number of factors, many of which are beyond our control, including:

•	fluctuations in our quarterly or annual earnings results, or those of other companies in our industry;

•	failures of our operating results to meet our published guidance, the estimates of securities analysts or the expectations of our stockholders, or changes by securities analysts in their estimates of our future earnings;

•	announcements by us or our customers, suppliers, or competitors;

•	changes in laws or regulations which adversely affect our industry or us;

•	changes in accounting standards, policies, guidance, interpretations, or principles;

•	general economic, industry, and stock market conditions;

•	future sales of our common stock by our stockholders;

•	future issuances of our common stock by us; and

•	other factors described in these “Risk Factors” and elsewhere in this Annual Report.

Provisions in our certificate of incorporation and bylaws, and certain provisions of Delaware law, could delay or prevent a change in control.

The existence of some provisions of our certificate of incorporation and bylaws and Delaware law could discourage, delay, or prevent a change in control that a stockholder may consider favorable.  These include provisions:

•	authorizing a large number of shares of stock that are not yet issued, which could have the effect of preventing or delaying a change in control if our board of directors issued shares to persons that did not support such change in control, or which could be used to dilute the stock ownership of persons seeking to obtain control; and

•	prohibiting stockholders from calling special meetings of stockholders or taking action by written consent.

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

Our bylaws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a preferred judicial forum for disputes with us or our directors, officers, or other employees.

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer, or other employee to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of Delaware General Corporation Law, our certificate of incorporation (including any certificate of designations for any class or series of our preferred stock), or our bylaws, in each case, as amended from time to time, or (iv) any action asserting a claim governed by the internal affairs doctrine, shall be the Court of Chancery of the State of Delaware (provided, however, that in the event that the Court of Chancery of the State of Delaware lacks subject matter jurisdiction over such proceeding, the sole and exclusive forum for such action or proceeding shall be another state or federal court located within the State of Delaware), in all cases subject to the court having personal jurisdiction over the indispensable parties named as defendants.  Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have received notice of, and consented to, the foregoing provision.  This forum selection provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable or cost effective for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and employees.

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

We operate approximately 200 installation branch locations and approximately 75 distribution centers in the United States, most of which are leased.  In January 2017, we moved into our new, 65,700 square foot Branch Support Center located at 475 North Williamson Boulevard in Daytona Beach, FL 32114.  This lease expires in June 2029, assuming no exercise of any options set forth in the lease.  We believe that our facilities have sufficient capacity and are adequate for our installation and distribution requirements.

Item 3.  LEGAL PROCEEDINGS

For information regarding legal proceedings, see Item 8. Financial Statements and Supplementary Data – Note 11. Other Commitments and Contingencies, which we incorporate herein by reference.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders of our Common Stock.  Our common stock is traded on the NYSE under the symbol “BLD”.  As of February 14, 2020, there were approximately 2,258 holders of our issued and outstanding common stock.

Dividends.  No dividends were paid during the years ended December 31, 2019 and 2018.  Our Amended Credit Agreement, in certain circumstances, limits the amount of dividends we may distribute.  We do not anticipate declaring cash dividends to holders of our common stock in the foreseeable future.

Issuer Purchases of Equity Securities.  The following table provides information regarding the repurchase of our common stock for the three months ended December 31, 2019, in thousands, except share and per share data:

Period	Total Number of Shares Purchased	Average Price Paid per Common Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2019 - October 31, 2019	75,747	$96.66	75,747	$140,501
November 1, 2019 - November 30, 2019 (a)	13,446	$103.18	405,947	$89,114
December 1, 2019 - December 31, 2019	—	$—	—	$89,114
Total	89,193	$97.65	481,694
(a)	During the three months ended December 31, 2019, we paid $50.0 million for an initial delivery of 392,501 shares of our common stock, representing an estimated 85 percent of the total number of shares we expected, at the time we entered into the agreement, to receive under the 2019 ASR Agreement. For more information see Item 8. Financial Statements and Supplementary Data – Note 17. Share Repurchase Program.

All repurchases were made using cash resources.  Excluded from this disclosure are shares repurchased to settle statutory employee tax withholdings related to the vesting of stock awards and the exercise of stock options.

Performance Graph and Table.  The following graph and table compare the cumulative total return of our common stock from July 1, 2015, the date on which our common stock began trading on the NYSE, through December 31, 2019, with the total cumulative return of the Russell 2000 Index and the Standard & Poor’s 500 Index.  The graph and table assume an initial investment of $100 in our common stock and each of the two indices at the close of business on July 1, 2015, and reinvestment of dividends.

$400
$350
$300
$250
$200
$150
$100
$50
7/1/2015
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
TopBuild Corp.
S&P 500 Index
Russel 2000 Index

	7/1/2015	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
TopBuild Corp.	$100	$114	$132	$281	$167	$381
Standard & Poor's 500 Index	$100	$99	$111	$136	$121	$155
Russel 2000 Index	$100	$91	$110	$127	$107	$132

Item 6.  SELECTED FINANCIAL DATA

The following table sets forth selected historical financial data that should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and notes thereto, included in this Annual Report.  The Consolidated Statements of Operations data for the years ended December 31, 2019, 2018, and 2017, and the Consolidated Balance Sheet data as of December 31, 2019 and 2018, are derived from our audited financial statements included in this Annual Report.  The Consolidated Statements of Operations data for the years ended December 31, 2016 and 2015, and the Consolidated Balance Sheet data as of December 31, 2017, 2016, and 2015, were derived from our audited financial statements not included in this Annual Report.  The selected historical financial data in this section is not intended to replace our historical financial statements and the related notes thereto.  Prior to the Separation, our historical financial results included allocations of general and corporate expense from Masco; therefore, our historical results for periods prior to the Separation are not necessarily comparable to our subsequently reported results.  For more information, see Item 8. Financial Statements and Supplementary Data – Note 1. Summary of Significant Accounting Policies.

	Year Ended December 31,
(in thousands)	2019	2018	2017	2016	2015
Net sales	$2,624,121	$2,384,249	$1,906,266	$1,742,850	$1,616,580
Operating profit	$289,523	$208,953	$136,864	$121,604	$83,531
Net income	$190,995	$134,752	$158,133	$72,606	$79,123

Net income per common share:
Basic	$5.65	$3.86	$4.41	$1.93	$2.10
Diluted	$5.56	$3.78	$4.32	$1.92	$2.09

At period end:
Total assets	$2,603,963	$2,454,531	$1,749,549	$1,690,119	$1,642,249
Total debt, net of unamortized debt issuance costs	$732,227	$743,474	$241,887	$178,800	$193,457
Equity	$1,152,889	$1,072,098	$996,519	$972,547	$915,729

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

In this section, we generally discuss the results of our operations for the year ended December 31, 2019 compared to the year ended December 31, 2018. For a discussion of the year ended December 31, 2018 to the year ended December 31, 2017, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 26, 2019, which discussion is hereby incorporated herein by reference.

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

Strategy

Our long-term strategy is to grow net sales, net income, and operating cash flows and remain the leading insulation installer and distributor by revenue.  In order to achieve these goals, we plan to:

●	Capitalize on the U.S. housing market through focused organic growth and accretive aligned acquisitions

●	Gain share in commercial construction

●	Continue to leverage our expertise in building science through our Environments for Living® program to benefit from the increasing focus on energy efficiency and trends in building codes

●	Grow our business through acquisitions of complementary businesses

Our operating results depend heavily on residential new construction activity and, to a lesser extent, on commercial construction and residential repair/remodel activity, all of which are cyclical.  We are also dependent on third-party suppliers and manufacturers providing us with an adequate supply of high-quality products.

Material Trends in Our Business

Housing starts (as reported by the U.S. Census Bureau) were lower than prior year in the first half of 2019.  However, in the 3rd quarter housing starts outpaced prior year by 3.9% and in the fourth quarter housing starts were 19.6% higher than prior year.  This positive uptick in starts, combined with the current low interest rate environment, is driving optimism for the housing market for the year 2020.  We expect this industry tailwind in new residential construction to be slightly tempered by a lower revenue per housing unit.  This lower revenue per unit is being driven by higher multifamily starts vs. single-family starts, and by the shift by homebuilders toward smaller, more affordable, single-family units.

In 2019, we experienced strong growth vs. prior year in our sales to commercial construction markets.  We expect these markets, both light and heavy commercial, to remain strong in near-term with revenue in heavy commercial uneven due to timing and the nature of these larger construction projects.

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

The following table sets forth our net sales, gross profit, operating profit, and margins, as reported in our Consolidated Statements of Operations, in thousands:

	Year Ended December 31,
	2019	2018
Net sales	$2,624,121	$2,384,249
Cost of sales	1,942,854	1,808,097
Cost of sales ratio	74.0%	75.8%

Gross profit	681,267	576,152
Gross profit margin	26.0%	24.2%

Selling, general, and administrative expense	391,744	367,199
Selling, general, and administrative expense to sales ratio	14.9%	15.4%

Operating profit	289,523	208,953
Operating profit margin	11.0%	8.8%

Other expense, net	(35,745)	(28,129)
Income tax expense	(62,783)	(46,072)
Effective tax rate	24.7%	25.5%

Net income	$190,995	$134,752
Net margin	7.3%	5.7%

Comparison of the Years Ended December 31, 2019 and December 31, 2018

Sales and Operations

Net sales for 2019 increased 10.1 percent, or $239.9 million, to $2.6 billion.  The increase was primarily driven by  our USI acquisition in May 2018, increased volume, and by increased selling prices.

Our gross profit margin was 26.0 percent and 24.2 percent for 2019 and 2018, respectively.  Gross profit margin improved primarily due to increased selling prices, higher sales growth in our Installation segment vs. Distribution segment, operational efficiencies, and synergies from the USI acquisition, partially offset by higher material costs.

Selling, general, and administrative expense as a percentage of sales was 14.9 percent and 15.4 percent for 2019 and 2018, respectively.  Decreased selling, general, and administrative expense as a percent of sales was primarily the result of lower acquisition and closure costs related to the USI acquisition.

Operating margins were 11.0 percent and 8.8 percent for 2019 and 2018, respectively.  The increase in operating margins related to increased selling prices, increased sales volume, operational efficiencies, synergies from the USI acquisition, and lower acquisition and closure costs related to the USI acquisition, partially offset by higher material costs.

Other Expense, Net

Other expense, net, which primarily consists of interest expenses, increased $7.6 million to $35.7 million in 2019 compared with 2018.  The increase is primarily related to the issuance of our $400 million Senior Notes and our borrowing of the $100 million delayed draw term loan to fund our acquisition of USI in the second quarter of 2018, as well as the issuance of $15.0 million of equipment notes in 2019.

Income Tax Expense

Our effective tax rate decreased from 25.5 percent in 2018 to 24.7 percent in 2019.  The lower 2019 rate was primarily related to an increased benefit from share-based compensation partially offset by an increase in the state and local taxes.  The state and local tax increase was due to a revaluation of deferred tax assets & liabilities resulting from state filing position changes, with some offsetting benefit for the state return to provision adjustment and other miscellaneous state adjustments.

2019 and 2018 Business Segment Results

The following table sets forth our net sales and operating profit information by business segment, in thousands:

	Year Ended December 31,
	2019	2018	Percent Change
Net sales by business segment:
Installation	$1,906,730	$1,680,967	13.4%
Distribution	862,143	820,309	5.1%
Intercompany eliminations	(144,752)	(117,027)
Net sales	$2,624,121	$2,384,249	10.1%

Operating profit by business segment (a):
Installation	$253,230	$196,986	28.6%
Distribution	90,388	78,739	14.8%
Intercompany eliminations	(23,921)	(20,899)
Operating profit before general corporate expense	319,697	254,826	25.5%
General corporate expense, net (b)	(30,174)	(45,873)
Operating profit	$289,523	$208,953	38.6%

Operating profit margins:
Installation	13.3%	11.7%
Distribution	10.5%	9.6%
Operating profit margin before general corporate expense	12.2%	10.7%
Operating profit margin	11.0%	8.8%
(a)	Segment operating profit for years ended December 31, 2019 and 2018 includes an allocation of general corporate expenses attributable to the operating segments which is based on direct benefit or usage (such as salaries of corporate employees who directly support the segment).
(b)	General corporate expense, net includes expenses not specifically attributable to our segments for functions such as corporate human resources, finance and legal, including salaries, benefits, and other related costs. In the years ended December 31, 2019 and 2018, general corporate expense, net decreased primarily due to merger and acquisition costs incurred related to the USI acquisition in 2018.

2019 and 2018 Business Segment Results Discussion

Changes in operating profit margins in the following business segment results discussion exclude general corporate expense, net in 2019 and 2018, as applicable.

Installation

Sales

Sales increased $225.8 million, or 13.4 percent, in 2019 compared to 2018.  Sales increased 7.1 percent from acquisitions, 3.8 percent due to increased selling prices, and 2.5 percent due to increased sales volume, primarily in our commercial markets.

Operating Results

Operating margins in the Installation segment were 13.3 percent and 11.7 percent for 2019 and 2018, respectively.  The increase in operating margins related to increased selling prices, increased sales volume, operational efficiencies, and synergies from the USI acquisition, partially offset by higher material costs.

Distribution

Sales

Sales increased $41.8 million, or 5.1 percent, in 2019 compared to 2018.  Sales increased 4.6 percent due to increased selling prices, 1.3 percent from acquisitions, and decreased 0.8 percent due to volume.  Volume decreased primarily due to deliberate decisions with respect to price and volume, as well as the decision to exit some low margin business.

Operating Results

Operating margins in the Distribution segment were 10.5 percent and 9.6 percent for 2019 and 2018, respectively.  The increase in operating margins related to increased selling prices and operational efficiencies, which were partially offset by increased material costs.

Commitments and Contingencies

Litigation

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

We also maintain indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law.

We occasionally use performance bonds to ensure completion of our work on certain larger customer contracts that can span multiple accounting periods.  Performance bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed.  We also have bonds outstanding for license and insurance.  For additional information see Item 8. Financial Statements and Supplementary Data – Note 11. Other Commitments and Contingencies.

Liquidity and Capital Resources

We have access to liquidity through our cash from operations and available borrowing capacity under our Amended Credit Agreement, which provides for borrowing and/or standby letter of credit issuances of up to $250 million under the Revolving Facility.  For additional information regarding our outstanding debt and borrowing capacity see Item 8. Financial Statements and Supplementary Data – Note 6. Long-Term Debt.  We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to support our ongoing operations and to fund our debt service requirements, capital expenditures, and working capital for at least the next twelve months.  Cash flows are seasonally stronger in the third and fourth quarters as a result of increased new construction activity during those periods.

The following table summarizes our total liquidity, in thousands:

	As of December 31,
	2019	2018
Cash and cash equivalents (a)	$184,807	$100,929

Revolving Facility	250,000	250,000
Less: standby letters of credit	(61,382)	(59,288)
Availability under Revolving Facility	188,618	190,712

Total liquidity	$373,425	$291,641
(a)	Our cash and cash equivalents consist of AAA-rated money market funds as well as cash held in our demand deposit accounts.

Cash Flows

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the periods indicated, in thousands:

	Year Ended December 31,
	2019	2018
Changes in cash and cash equivalents:
Net cash provided by operating activities	$271,777	$167,172
Net cash used in investing activities	(50,142)	(551,819)
Net cash (used in) provided by financing activities	(137,757)	429,055
Increase (decrease) for the period	$83,878	$44,408

Net cash flows provided by operating activities increased $104.6 million for the year ended December 31, 2019, as compared to December 31, 2018.  The increase was primarily due to an increase in net income, the timing of working capital collections and expenditures, and the timing of income tax payments.

Net cash used in investing activities was $50.1 million for the year ended December 31, 2019, primarily comprised of $45.5 million for purchases of property and equipment, primarily vehicles, and $7.0 million for acquisitions, and partially offset by $2.3 million of proceeds from the sale of property and equipment.  Net cash used in investing activities was $551.8 million for the year ended December 31, 2018, primarily comprised of $500.2 million of net cash for the acquisition of USI and ADO and substantially all of the assets of Santa Rosa, and $52.5 million for purchases of property and equipment primarily vehicles, partially offset by $0.8 million of proceeds from the sale of property and equipment.

Net cash used in financing activities was $137.8 million for the year ended December 31, 2019. We used $110.9 million for common stock repurchases related to our share repurchase programs, including $50.0 million under the 2019 ASR Agreement, $21.9 million for payments on our term loan, $13.0 million for purchases of common stock for tax withholding obligations related to the vesting and exercise of share-based incentive awards, $5.9 million for payments on our equipment financing notes, and $1.1 million for payments of contingent consideration for EcoFoam and Santa Rosa. We received $15.0 million of proceeds from equipment financing notes.  Net cash provided by financing activities was $429.1 million for the year ended December 31, 2018. In 2018, we received $400.0 million from the issuance of our Senior Notes and $100.0 million from the delayed draw on our term loan which we used to fund our acquisition of USI. We received $26.6 million of proceeds from equipment financing notes related to our decision to begin purchasing rather than leasing vehicles. We used $65.0 million for common stock repurchases related to our share repurchase programs, including $50.0 million under the 2018 ASR Agreement, $16.3 million for payments on our term loan, $7.8 million for payment of debt issuance costs related to our Amended Credit Agreement and our Senior Notes, $5.5 million for purchases of common stock for tax withholding obligations related to the vesting and exercise of share-based incentive awards, and $2.1 million for payments on our equipment financing notes. We also made a payment of $0.8 million of contingent consideration for EcoFoam. We drew $90.0 million on our Revolving Facility and repaid $90.0 million

Critical Accounting Policies and Estimates

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

Revenue Recognition and Receivables

We recognize revenue for our Installation segment over time as the related performance obligation is satisfied with respect to each particular order within a given customer’s contract. Progress toward complete satisfaction of the performance obligation is measured using a cost-to-cost measure of progress method. The cost input is based on the amount of material installed at that customer’s location and the associated labor costs, as compared to the total expected cost for the particular order.   Revenue is recognized as the customer is able to receive and utilize the benefits provided by our services. Each contract contains one or more individual orders, which are based on services delivered. When a contract modification is made, typically the remaining goods or services are considered distinct and we recognize revenue for the modification as a separate performance obligation. When material and installation services are bundled in a contract, we combine these items into one performance obligation as the overall promise is to transfer the combined item.

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

We record a contract asset when we have satisfied our performance obligation prior to billing and a contract liability when a customer payment is received prior to the satisfaction of our performance obligation. The difference between the beginning and ending balances of our contract assets and liabilities primarily results from the timing of our performance and the customer’s payment.

We maintain allowances for doubtful accounts receivable for estimated losses resulting from the inability of customers to make required payments.  In addition, we monitor our customer receivable balances and the credit worthiness of our customers on an on-going basis.  During downturns in our markets, declines in the financial condition and creditworthiness of customers impact the credit risk of the receivables involved and we have incurred additional bad debt expense related to customer defaults.

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

When necessary, an impairment loss is recognized to the extent that a reporting unit’s recorded goodwill exceeds its implied fair value.  We did not recognize any impairment charges for goodwill for the years ended December 31, 2019, 2018, and 2017.  As of December 31, 2019, net goodwill reflected $762.0 million of accumulated impairment losses, relating primarily to impairment charges taken in 2008-2010 following the substantial decrease in U.S. housing starts after the financial crisis of 2007-2008.

In the fourth quarter of 2019, we performed an assessment on our goodwill and determined that the estimated fair value of each reporting unit substantially exceeded its carrying value at December 31, 2019, and therefore the goodwill was not impaired.  In the fourth quarter of 2018, we performed an assessment on our goodwill and concluded that it was more-likely-than-not that goodwill was not impaired.

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

Off-Balance Sheet Arrangements

As of December 31, 2019 and 2018, other than short-term leases, letters of credit, and performance and license bonds, we had no material off-balance sheet arrangements.

Contractual Obligations

The following table provides payment obligations related to current contracts at December 31, 2019, in thousands:

	Payments Due by Period
	2020	2021	2022	2023	2024	Thereafter	Total
Operating leases	$39,500	$26,547	$16,675	$8,650	$4,426	$5,500	$101,298
Principal repayments of long-term debt	34,272	38,961	257,411	6,376	2,130	400,000	739,150
Interest payments and fees on long-term debt (a)	32,642	31,512	25,515	22,678	22,527	30,000	164,874
Purchase obligations (b)	58,045	58,045	—	—	—	—	116,090
Total	$164,459	$155,065	$299,601	$37,704	$29,083	$435,500	$1,121,412
(a)	Interest and fees have been calculated using the interest rate on our long-term debt as of December 31, 2019 and assumes our standby letters of credit remain constant during the term of our Amended Credit Agreement.
(b)	We have minimum purchase commitments on certain products through 2021. Amounts have been calculated using pricing in effect at December 31, 2019 on non-cancelable minimum contractual obligations by period.

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

Interest payable on both the term loan facility and revolving facility under the Amended Credit Agreement is based on a variable interest rate.  As a result, we are exposed to market risks related to fluctuations in interest rates on this outstanding indebtedness.  As of December 31, 2019, we had $305.6 million outstanding under our term loan facility, and the applicable interest rate as of such date was 2.95%.  Based on our outstanding borrowings under the Amended Credit Agreement as of December 31, 2019, a 100 basis point increase in the interest rate would result in a $2.9 million increase in our annualized interest expense.  There was no outstanding balance under the revolving facility as of December 31, 2019.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of TopBuild Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of TopBuild Corp. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition – Total Expected Costs for Performance Obligations Satisfied Over Time

As described in Notes 1 and 3 to the consolidated financial statements, $1,906.7 million of the Company’s total revenues for the year ended December 31, 2019 was generated from the Installation segment. Revenue is recognized for the Installation segment over time as the related performance obligation is satisfied with respect to each particular order within a given customer’s contract. Progress toward complete satisfaction of the performance obligation is measured using a cost-to-cost measure of progress method. The cost input is based on the amount of material installed at that customer’s location and the associated labor costs, as compared to the total expected cost for the particular order. Revenue is recognized over time as the customer is able to receive and utilize the benefits provided.

The principal considerations for our determination that performing procedures relating to revenue recognition – total expected costs for performance obligations satisfied over time is a critical audit matter are there was significant auditor judgment and effort in performing procedures and evaluating audit evidence obtained relating to the total expected costs for performance obligations satisfied over time.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over estimating the total expected costs for performance obligations satisfied over time. The procedures also included, among others, evaluating and testing management’s process for determining the total expected costs for a sample of orders, which included evaluating the reasonableness of significant assumptions, including the estimated amount of material to be installed and the associated labor costs used by management and considering the factors that can affect the accuracy of those estimates. Evaluating the reasonableness of significant assumptions used involved assessing management’s ability to reasonably estimate total expected costs for particular orders within customer contracts by (i) performing a comparison of the originally estimated and actual costs incurred on completed orders and (ii) evaluating the timely identification of circumstances that may warrant a modification to total expected cost, including actual costs in excess of estimates.

/s/ PricewaterhouseCoopers LLP

Orlando, Florida

February 25, 2020

We have served as the Company’s auditor since 2015.

TOPBUILD CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands except share amounts)

	As of December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$184,807	$100,929
Receivables, net of an allowance for doubtful accounts of $4,854 and $3,676 at December 31, 2019, and December 31, 2018, respectively	428,844	407,106
Inventories, net	149,078	168,977
Prepaid expenses and other current assets	17,098	27,685
Total current assets	779,827	704,697

Right of use assets	87,134	—
Property and equipment, net	178,080	167,961
Goodwill	1,367,918	1,364,016
Other intangible assets, net	181,122	199,387
Deferred tax assets, net	4,259	13,176
Other assets	5,623	5,294
Total assets	$2,603,963	$2,454,531

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$307,970	$313,172
Current portion of long-term debt	34,272	26,852
Accrued liabilities	98,418	104,236
Short-term lease liabilities	36,094	—
Total current liabilities	476,754	444,260

Long-term debt	697,955	716,622
Deferred tax liabilities, net	175,263	176,212
Long-term portion of insurance reserves	45,605	43,434
Long-term lease liabilities	54,010	—
Other liabilities	1,487	1,905
Total liabilities	1,451,074	1,382,433

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value: 10,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value: 250,000,000 shares authorized; 38,884,530 shares issued and 33,489,769 outstanding at December 31, 2019, and 38,676,586 shares issued and 34,573,596 outstanding at December 31, 2018	388	387
Treasury stock, 5,394,761 shares at December 31, 2019, and 4,102,990 shares at December 31, 2018, at cost	(330,018)	(216,607)
Additional paid-in capital	849,657	846,451
Retained earnings	632,862	441,867
Total equity	1,152,889	1,072,098
Total liabilities and equity	$2,603,963	$2,454,531

See notes to our consolidated financial statements.

TOPBUILD CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per common share amounts)

	Year Ended December 31,
	2019	2018	2017
Net sales	$2,624,121	$2,384,249	$1,906,266
Cost of sales	1,942,854	1,808,097	1,445,157
Gross profit	681,267	576,152	461,109

Selling, general, and administrative expense (exclusive of significant legal settlement shown separately below)	391,744	367,199	294,245
Significant legal settlement	—	—	30,000
Operating profit	289,523	208,953	136,864

Other income (expense), net:
Interest expense	(37,823)	(28,687)	(8,019)
Loss on extinguishment of debt	—	—	(1,086)
Other, net	2,078	558	281
Other expense, net	(35,745)	(28,129)	(8,824)
Income before income taxes	253,778	180,824	128,040

Income tax (expense) benefit	(62,783)	(46,072)	30,093
Net income	$190,995	$134,752	$158,133

Net income per common share:
Basic	$5.65	$3.86	$4.41
Diluted	$5.56	$3.78	$4.32

Weighted average shares outstanding:
Basic	33,806,104	34,921,318	35,897,641
Diluted	34,376,555	35,613,319	36,572,146

See notes to our consolidated financial statements.

TOPBUILD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash Flows Provided by (Used in) Operating Activities:
Net income	$190,995	$134,752	$158,133
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,700	39,419	16,453
Share-based compensation	13,658	11,317	9,889
Loss on extinguishment of debt	—	—	1,086
Loss on sale or abandonment of property and equipment	1,399	1,204	998
Amortization of debt issuance costs	1,558	1,201	401
Provision for bad debt expense	7,065	3,240	3,231
Loss from inventory obsolescence	2,622	2,187	1,979
Deferred income taxes, net	8,888	12,936	(59,535)
Change in certain assets and liabilities
Receivables, net	(27,146)	(35,522)	(37,943)
Inventories, net	17,433	(23,297)	(14,901)
Prepaid expenses and other current assets	9,361	(8,360)	8,184
Accounts payable	(5,124)	29,687	17,936
Accrued liabilities	(2,690)	(660)	7,160
Other, net	1,058	(932)	121
Net cash provided by operating activities	271,777	167,172	113,192

Cash Flows Provided by (Used in) Investing Activities:
Purchases of property and equipment	(45,536)	(52,504)	(25,308)
Acquisition of businesses, net of cash acquired of $15,756 in 2018	(6,952)	(500,202)	(84,090)
Proceeds from sale of property and equipment	2,321	849	603
Other, net	25	38	199
Net cash used in investing activities	(50,142)	(551,819)	(108,596)

Cash Flows Provided by (Used in) Financing Activities:
Proceeds from issuance of long-term debt	14,989	526,604	250,000
Repayment of long-term debt	(27,793)	(18,399)	(186,250)
Payment of debt issuance costs	—	(7,819)	(2,150)
Proceeds from revolving credit facility	—	90,000	225,000
Repayment of revolving credit facility	—	(90,000)	(225,000)
Taxes withheld and paid on employees' equity awards	(12,951)	(5,465)	(4,764)
Repurchase of shares of common stock	(110,911)	(65,025)	(139,286)
Payment of contingent consideration	(1,091)	(841)	—
Net cash (used in) provided by financing activities	(137,757)	429,055	(82,450)

Cash and Cash Equivalents
Increase for the period	83,878	44,408	(77,854)
Beginning of period	100,929	56,521	134,375
End of period	$184,807	$100,929	$56,521

Supplemental disclosure of cash paid for:
Interest on long-term debt	$36,244	$23,733	$6,423
Income taxes	43,310	39,010	22,580

Supplemental disclosure of noncash activities:
Leased assets obtained in exchange for new operating lease liabilities	$128,838	$—	$—
Accruals for property and equipment	542	860	1,123

See notes to our consolidated financial statements.

TOPBUILD CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands)

	Common	Treasury	Additional
	Stock	Stock	Paid-in	Retained
	($0.01 par value)	at cost	Capital	Earnings	Equity
Balance at December 31, 2016	$385	$(22,296)	$845,476	$148,982	$972,547
Net income	—	—	—	158,133	158,133
Share-based compensation	—	—	9,889	—	9,889
Issuance of 158,900 restricted share awards under long-term equity incentive plan	1	—	(1)	—	—
Repurchase of 858,393 shares pursuant to 2016 and 2017 Repurchase Programs	—	(39,286)	—	—	(39,286)
Repurchase of 1,507,443 shares pursuant to the 2017 ASR Agreement	—	(80,000)	(20,000)	—	(100,000)
123,101 shares withheld to pay taxes on employees' equity awards	—	—	(4,764)	—	(4,764)
Balance at December 31, 2017	$386	$(141,582)	$830,600	$307,115	$996,519
Net income	—	—	—	134,752	134,752
Share-based compensation	—	—	11,317	—	11,317
Issuance of 90,760 restricted share awards under long-term equity incentive plan	1	—	(1)	—	—
Repurchase of 252,946 shares pursuant to 2017 Repurchase Program	—	(15,000)	—	—	(15,000)
Repurchase of 13,657 shares pursuant to the settlement of the 2017 ASR Agreement	—	(20,000)	20,000	—	—
Repurchase of 796,925 shares pursuant to the 2018 ASR Agreement	—	(40,025)	(10,000)	—	(50,025)
98,056 shares withheld to pay taxes on employees' equity awards	—	—	(5,465)	—	(5,465)
Balance at December 31, 2018	$387	$(216,607)	$846,451	$441,867	$1,072,098
Net income	—	—	—	190,995	190,995
Share-based compensation	—	—	13,658	—	13,658
Issuance of 129,870 restricted share awards under long-term equity incentive plan	1	—	(1)	—	—
Repurchase of 176,327 shares pursuant to the settlement of the 2018 ASR Agreement	—	(10,000)	10,000	—	—
Repurchase of 722,943 shares pursuant to the 2019 Repurchase Program	—	(60,886)	—	—	(60,886)
Repurchase of 392,501 shares pursuant to the 2019 ASR Agreement	—	(42,525)	(7,500)	—	(50,025)
228,916 shares withheld to pay taxes on employees' equity awards	—	—	(12,951)	—	(12,951)
Balance at December 31, 2019	$388	$(330,018)	$849,657	$632,862	$1,152,889

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

Revenue Recognition.  Revenue is disaggregated between our Installation and Distribution segments. A reconciliation of disaggregated revenue by segment is included in Note 8 – Segment Information.

We recognize revenue for our Installation segment over time as the related performance obligation is satisfied with respect to each particular order within a given customer’s contract. Progress toward complete satisfaction of the performance obligation is measured using a cost-to-cost measure of progress method. The cost input is based on the amount of material installed at that customer’s location and the associated labor costs, as compared to the total expected cost for the particular order.  Revenue is recognized as the customer is able to receive and utilize the benefits provided by our services. Each contract contains one or more individual orders, which are based on services delivered. When a contract modification is made, typically the remaining goods or services are considered distinct and we recognize revenue for the modification as a separate performance obligation. When material and installation services are bundled in a contract, we combine these items into one performance obligation as the overall promise is to transfer the combined item.

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

We record a contract asset when we have satisfied our performance obligation prior to billing and a contract liability when a customer payment is received prior to the satisfaction of our performance obligation. The difference between the beginning and ending balances of our contract assets and liabilities primarily results from the timing of our performance and the customer’s payment. See Note 3 – Revenue Recognition for more information.

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Receivables, net.  We do business with a significant number of customers, principally homebuilders.  We monitor our exposure for credit losses on our customer receivable balances and the credit worthiness of our customers on an on-going basis and record related allowances for doubtful accounts.  Allowances are estimated based upon specific customer balances where a risk of default has been identified, and also include a provision for non-customer specific defaults based upon historical collection, return, and write-off activity.  During downturns in our markets, declines in the financial condition and creditworthiness of customers impact the credit risk of the receivables involved and we have incurred additional bad debt expense related to customer defaults.  Receivables, net are presented net of certain allowances, including allowances for doubtful accounts.

Inventories, net.  Inventories, net consist primarily of insulation, rain gutters, glass and windows, fireproofing and firestopping products, garage doors, fireplaces, shower enclosures, closet shelving, accessories, and other products.  We value inventory at the lower of cost or net realizable value, where cost is determined by the first in-first out cost method.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation.  Inventory value is evaluated at each balance sheet date to ensure that it is carried at the lower of cost or net realizable value.  Inventory provisions are recorded to reduce inventory to the lower of cost or net realizable value for obsolete or slow moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions, inventory levels and turns, product spoilage, and specific identification of items such as product discontinuance, engineering/material changes, or regulatory-related changes.  As of December 31, 2019 and 2018, all inventory consisted of finished goods.

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

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Depreciation.  Depreciation expense is computed principally using the straight-line method over the estimated useful lives of the assets.  Estimated useful lives are generally as follows:

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

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful lives.  We evaluate the remaining useful lives of amortizable intangible assets at each reporting period to determine whether events and circumstances warrant a revision to the remaining periods of amortization.  For additional information, see Note 5 – Goodwill and Other Intangibles.

Insurance Reserves.  We use a combination of high deductible and matching deductible insurance programs for a number of risks including, but not limited to, workers’ compensation, general liability, vehicle, and property liabilities. Our workers’ compensation insurance is primarily a high-deductible insurance program and our primary general liability insurance is a matching deductible program. We are insured for covered claims above the deductibles and retentions on an excess basis. The liabilities represent our best estimate of our costs, using generally accepted actuarial reserving methods, of the ultimate obligations for reported claims plus those incurred but not reported claims through December 31, 2019 and 2018. The accruals are adjusted as new information develops or circumstances change that would affect the estimated liability. We also record an insurance receivable for claims that exceeded the stop loss limit included in other assets on our Consolidated Balance Sheets which offsets an equal liability included within the reserve amount recorded in other liabilities on our Consolidated Balance Sheets. At December 31, 2019 and 2018, the amount of this receivable and liability was $5.3 million and $4.2 million, respectively.

Advertising.  Advertising costs are expensed as incurred.  Advertising expense, net of manufacturers support, was approximately $1.7 million, $1.7 million, and $1.1 million for the years ended December 31, 2019, 2018, and 2017, respectively, and is included in selling, general, and administrative expense.

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

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Leases.  In February 2016 the FASB issued ASU 2016-02, “Leases.”  This standard requires a lessee to recognize certain leases on its balance sheet.  Effective January 1, 2019, we adopted ASU 2016-02 using the modified retrospective transition method with the optional transition relief provided in targeted improvements ASU 2018-11, which allows the new standard to be applied in financial year 2019.  Adoption of the new standard resulted in the recognition of ROU assets and lease liabilities of $99.1 million and $101.6 million, respectively, as of January 1, 2019 on our unaudited condensed consolidated balance sheet.  There was no cumulative adjustment required to be recorded to our beginning retained earnings balance.  Adoption of this standard did not materially impact our results of operations or cash flows for any periods presented.

We elected certain practical expedients allowed under ASC 842 – Leases. As such, we did not reassess whether any existing contracts are or contain leases, the lease classification of existing leases, or the initial direct costs for any existing leases.  In addition, we elected by class of underlying asset to not separate fixed non-lease components from the lease component. Further, for all leases with an initial term of 12 months or less, we elected not to record any right of use asset or lease liability.  We declined the option to use hindsight in determining lease term, assessing likelihood that a lease purchase option will be exercised or in assessing impairment of right of use asset for all classes of assets.  To initially measure our lease liability, we used our IBR at January 1, 2019 based on the remaining lease term for all existing leases. See Note 2 – Leases for additional information.

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

Reclassification of Prior Year Presentation.  Certain prior year amounts have been reclassified for consistency with the current year presentation.  Reclassifications have been made to the product categories used in our disaggregated revenue figures to better align with how the business is managed following the acquisition of USI.  These reclassifications had no effect on the previously reported results of operations.

Recently Issued Accounting Pronouncements Not Yet Adopted:

In June 2016 the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses”. This guidance introduces a current expected credit loss (“CECL”) model for the recognition of impairment losses on financial assets, including trade receivables. The CECL model replaces current GAAP’s incurred loss model. Under CECL, companies will record an allowance through current earnings for the expected credit loss for the life of the financial asset upon initial recognition of the financial asset. This update is effective for us beginning January 1, 2020. We are currently evaluating the effect of adoption of this standard on our financial position and results of operations. The adoption of this standard will not have a material impact on our financial position and results of operations.

In January 2017 the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment.” The new standard simplifies the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test. This update is effective for us beginning January 1, 2020.  The adoption of this standard will not have a material impact on our financial position and results of operations.

In August 2018 the FASB issued ASU 2018-13, “Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” The new standard modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, including adjustments to Level 3 fair value measurement disclosures as well as the removal of disclosures around Level 1 and Level 2 transfers. This update is effective for us beginning January 1, 2020.  The adoption of this standard will not have a material impact on our financial position and results of operations.

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes”.  This standard simplifies the accounting for income taxes by removing certain exceptions to the general principles included in current guidance, as well as improving consistent application of and simplifying GAAP for other areas by clarifying and amending existing guidance.  This update is effective for us beginning January 1, 2022, with early adoption permitted.  We have not yet selected an adoption date, and we are currently evaluating the effect of adoption of this standard on our financial position and results of operations.

2.  LEASES

We have operating leases for our installation branch locations, distribution centers, our Branch Support Center in Daytona Beach, Florida, vehicles and certain equipment. In addition, we lease certain operating facilities from certain related parties, primarily former owners (and in certain cases, current management personnel) of companies acquired.  These related party leases are immaterial to our consolidated statements of operations. As of December 31, 2019, we did not have any finance leases.

At the inception of a contract, we determine whether the contract is, or contains, a lease based on the unique facts and circumstances present.  Our facilities operating leases have lease and non-lease fixed cost components, which we account for as one single lease component in calculating the present value of minimum lease payments.   Variable lease and non-lease cost components are expensed as incurred and are primarily included in cost of sales on the accompanying consolidated statement of operations.

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

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of lease expense were as follows and are primarily included in cost of sales on the accompanying consolidated statement of operations, in thousands:

Year Ended December 31,
2019
Operating lease cost	$45,209
Short-term lease cost	12,552
Variable lease cost	6,985
Sublease income	(574)
Net lease cost	$64,172

Future minimum lease payments under non-cancellable operating leases as of December 31, 2019 were as follows, in thousands:

Payments due by Period
2020	$39,500
2021	26,547
2022	16,675
2023	8,650
2024	4,426
2025 & Thereafter	5,500
Total future minimum lease payments	101,298

Less: imputed interest	(11,194)

Lease liability at December 31, 2019	$90,104

As of December 31, 2019, the weighted average remaining lease term was 3.4 years and the related lease liability was calculated using a weighted average discount rate of 4.2%.

The amount below is included in the cash flows provided by (used in) operating activities section on the accompanying consolidated statement of cash flows, in thousands:

Year Ended December 31,
2019
Cash paid for amounts included in the measurement of lease liabilities	$44,801

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. REVENUE RECOGNTION

Revenue is disaggregated between our Installation and Distribution segments and further based on market and product, as we believe this best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.  The following tables present our revenues disaggregated by market (in thousands):

	Year Ended December 31, 2019
	Installation	Distribution	Eliminations	Total
Residential	$$1,483,218	$$655,208	$($114,540)	$2,023,886
Commercial	$423,512	$206,935	($30,212)	600,235
Net sales	$1,906,730	$862,143	$(144,752)	$2,624,121

	Year Ended December 31, 2018
	Installation	Distribution	Eliminations	Total
Residential	$$1,352,022	$$637,399	$($89,056)	$1,900,365
Commercial	$328,945	$182,910	($27,971)	483,884
Net sales	$1,680,967	$820,309	$(117,027)	$2,384,249

	Year Ended December 31, 2017
	Installation	Distribution	Eliminations	Total
Residential	$$1,032,669	$$569,241	$($73,403)	$1,528,507
Commercial	$248,627	$150,518	($21,386)	377,759
Net sales	$1,281,296	$719,759	$(94,789)	$1,906,266

The following tables present our revenues disaggregated by product (in thousands):

	Year Ended December 31, 2019
	Installation	Distribution	Eliminations	Total
Insulation and accessories	$1,485,356	$712,959	$(114,679)	$2,083,636
Glass and windows	152,071	-	-	152,071
Rain gutters	85,056	88,003	(24,261)	148,798
All other	184,247	61,181	(5,812)	239,616
Net sales	$1,906,730	$862,143	$(144,752)	$2,624,121

	Year Ended December 31, 2018
	Installation	Distribution	Eliminations	Total
Insulation and accessories	$1,297,931	$665,387	$(90,323)	$1,872,995
Glass and windows	124,115	-	-	124,115
Rain gutters	85,950	82,080	(25,062)	142,968
All other	172,971	72,842	(1,642)	244,171
Net sales	$1,680,967	$820,309	$(117,027)	$2,384,249

	Year Ended December 31, 2017
	Installation	Distribution	Eliminations	Total
Insulation and accessories	$1,005,632	$591,721	$(72,763)	$1,524,590
Glass and windows	45,450	-	-	45,450
Rain gutters	79,868	64,966	(20,090)	124,744
All other	150,346	63,072	(1,936)	211,482
Net sales	$1,281,296	$719,759	$(94,789)	$1,906,266

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We recognize revenue for our Installation segment over time as the related performance obligation is satisfied with respect to each particular order within a given customer’s contract. Progress toward complete satisfaction of the performance obligation is measured using a cost-to-cost measure of progress method. The cost input is based on the amount of material installed at that customer’s location and the associated labor costs, as compared to the total expected cost for the particular order.  Revenue is recognized as the customer is able to receive and utilize the benefits provided by our services. Each contract contains one or more individual orders, which are based on services delivered. When a contract modification is made, typically the remaining goods or services are considered distinct and we recognize revenue for the modification as a separate performance obligation. When material and installation services are bundled in a contract, we combine these items into one performance obligation as the overall promise is to transfer the combined item.

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

We record a contract asset when we have satisfied our performance obligation prior to billing and a contract liability when a customer payment is received prior to the satisfaction of our performance obligation. The difference between the beginning and ending balances of our contract assets and liabilities primarily results from the timing of our performance and the customer’s payment.  Our remaining performance obligations are expected to be recognized within the next twelve months.

  The following table represents our contract assets and contract liabilities with customers, in thousands:

	Included in Line Item on	As of
	Condensed Consolidated	December 31,	December 31,
	Balance Sheets	2019	2018
Contract Assets:
Receivables, unbilled	Receivables, net	$57,153	$61,339

Contract Liabilities:
Deferred revenue	Accrued liabilities	$16,139	$19,963

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  PROPERTY & EQUIPMENT

The following table sets forth our property and equipment by class as of December 31, 2019 and 2018, in thousands:

	As of December 31,
	2019	2018
Land and improvements	$7,597	$7,649
Buildings	39,715	38,933
Equipment	121,738	115,261
Computer hardware and software	135,938	132,719
Company vehicles	116,069	94,896
	421,057	389,458
Less: Accumulated depreciation	(242,977)	(221,497)
Total property and equipment, net	$178,080	$167,961

For additions to property and equipment as a result of 2018 acquisitions, see Note 17 – Business Combinations.

Total property and equipment, net as of December 31, 2018 excludes $0.9 million of assets held for sale related to a property acquired in the USI acquisition in which management committed to a plan of sale in the fourth quarter of 2018. These assets held for sale are included in prepaid expenses and other current assets on the Consolidated Balance Sheet as of December 31, 2018. These assets were sold during the second quarter of 2019 and no gain or loss was recognized on the sale.

Depreciation expense was $31.9 million, $23.7 million, and $13.5 million for the years ended December 31, 2019, 2018, and 2017, respectively.

5.  GOODWILL AND OTHER INTANGIBLES

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

In the fourth quarters of 2019 and 2018, we performed annual assessments on our goodwill resulting in no impairment.

Changes in the carrying amount of goodwill for the years ended December 31, 2019 and 2018, by segment, were as follows, in thousands:

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Gross Goodwill		Gross Goodwill	Accumulated	Net Goodwill
	at		at	Impairment	at
	December 31, 2018	Additions	December 31, 2019	Losses	December 31, 2019
Goodwill, by segment:
Installation	$1,679,654	$3,935	$1,683,589	$(762,021)	$921,568
Distribution	446,383	(33)	446,350	—	446,350
Total goodwill	$2,126,037	$3,902	$2,129,939	$(762,021)	$1,367,918

	Gross Goodwill		Gross Goodwill	Accumulated	Net Goodwill
	at		at	Impairment	at
	December 31, 2017	Additions	December 31, 2018	Losses	December 31, 2018
Goodwill, by segment:
Installation	$1,422,920	$256,734	$1,679,654	$(762,021)	$917,633
Distribution	416,287	30,096	446,383	—	446,383
Total goodwill	$1,839,207	$286,830	$2,126,037	$(762,021)	$1,364,016

Other intangible assets, net includes customer relationships, non-compete agreements, and trademarks / trade names. The following table sets forth our other intangible assets, in thousands:

	As of
	December 31, 2019	December 31, 2018	December 31, 2017
Gross definite-lived intangible assets	$221,382	$218,882	$54,872
Accumulated amortization	(40,260)	(19,495)	(21,629)
Net definite-lived intangible assets	181,122	199,387	33,243
Indefinite-lived intangible assets not subject to amortization	—	—	—
Other intangible assets, net	$181,122	$199,387	$33,243

Amortization expense	$20,765	$15,752	$2,994

The following table sets forth the amortization expense related to the definite-lived intangible assets during each of the next five years, in thousands:

Amortization Expense
2020	$20,900
2021	20,737
2022	19,913
2023	19,101
2024	19,076

See Note 17 – Business Combinations for breakout by major intangible asset class and their weighted average estimated useful lives.

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  LONG-TERM DEBT

The following table reconciles the principal balances of our outstanding debt to our Consolidated Balance Sheets, in thousands:

	As of December 31,
Principal debt balances:	2019	2018
Senior Notes - 5.625% due May 2026	400,000	400,000
Term loan	305,625	327,500
Equipment notes	33,525	24,455
Unamortized debt issuance costs	(6,923)	(8,481)
Total debt, net of unamortized debt issuance costs	732,227	743,474
Less: current portion of long-term debt	34,272	26,852
Total long-term debt	$697,955	$716,622

The following table sets forth our remaining principal payments for our outstanding debt balances as of December 31, 2019, in thousands:

	Payments Due by Period
	2020	2021	2022	2023	2024	Thereafter	Total
Senior Notes	$—	$—	$—	$—	$—	$400,000	$400,000
Term loan	26,250	30,625	248,750	—	—	—	305,625
Equipment notes	8,022	8,336	8,661	6,376	2,130	—	33,525
Total	$34,272	$38,961	$257,411	$6,376	$2,130	$400,000	$739,150

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

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table outlines the key terms of our Amended Credit Agreement (dollars in thousands):

Senior secured term loan facility (original borrowing) (a)	$250,000
Additional delayed draw term loan (b)	$100,000

Additional term loan and/or revolver capacity available under incremental facility (c)	$200,000

Revolving Facility	$250,000
Sublimit for issuance of letters of credit under Revolving Facility (d)	$100,000
Sublimit for swingline loans under Revolving Facility (d)	$20,000

Interest rate as of December 31, 2019	2.95%
Scheduled maturity date	5/05/2022
(a)	The Amended Credit Agreement provides for a term loan limit of $350.0 million; $250.0 million was drawn on May 5, 2017.
(b)	On May 1, 2018, the net proceeds from the $100.0 million delayed draw term loan were used to partially fund the USI acquisition.
(c)	Additional borrowing capacity is available under the incremental facility, subject to certain terms and conditions (including existing or new lenders providing commitments in respect of such additional borrowing capacity).
(d)	Use of the sublimits for the issuance of letters of credit and swingline loans reduces the availability under the Revolving Facility.

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

Equipment Notes

During 2018, the Company executed $26.6 million of equipment notes for the purpose of financing the purchase of vehicles and equipment. During 2019, the Company issued additional equipment notes for $15.0 million. The Company’s equipment notes each have a five year tenor maturing from 2023 to 2024 and bear interest at fixed rates between 2.8% and 4.4%.

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

As of December 31, 2019
Maximum Net Leverage Ratio	3.25:1.00
Minimum FCCR	1.25:1.00
Compliance as of period end	In Compliance

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  FAIR VALUE MEASUREMENTS

Fair Value on Recurring Basis

The carrying values of cash and cash equivalents, receivables, net, and accounts payable are considered to be representative of their respective fair values due to the short-term nature of these instruments.  We measure our contingent consideration liabilities related to business combinations at fair value.  For more information see Note 17 –Business Combinations.

Fair Value on Non-Recurring Basis

Fair value measurements were applied to our long-term debt portfolio.  We believe the carrying value of our term loan approximates the fair market value primarily due to the fact that the non-performance risk of servicing our debt obligations, as reflected in our business and credit risk profile, has not materially changed since we assumed our debt obligations under the Amended Credit Agreement.  In addition, due to the floating-rate nature of our term loan, the market value is not subject to variability solely due to changes in the general level of interest rates as is the case with a fixed-rate debt obligation.    Based on active market trades of our Senior Notes close to December 31, 2019 (Level 1 fair value measurement), we estimate that the fair value of the Senior Notes is approximately $423.0 million compared to a gross carrying value of $400.0 million at December 31, 2019.

During all periods presented, there were no transfers between fair value hierarchical levels.

8. SEGMENT INFORMATION

Our reportable segments are Installation (TruTeam) and Distribution (Service Partners).

Our Installation segment installs insulation and other building products.  We sell primarily to the residential new construction market, with increasing activity in both the commercial construction industry and repair/remodel of residential housing.  In addition to insulation, we install other building products including rain gutters, glass and windows, afterpaint products, fireproofing, garage doors, fireplaces, shower enclosures and closet shelving.

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

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Key information by segment is as follows, for the years ended December 31, in thousands:

	Net Sales			Operating Profit (b)
	2019	2018	2017	2019	2018	2017
Our operations by segment were (a):
Installation (exclusive of significant legal settlement, shown separately below)	$1,906,730	$1,680,967	$1,281,296	$253,230	$196,986	$139,316
Significant legal settlement (Installation segment) (c)	—	—	—	—	—	(30,000)
Distribution	862,143	820,309	719,759	90,388	78,739	68,733
Intercompany eliminations and other adjustments	(144,752)	(117,027)	(94,789)	(23,921)	(20,899)	(16,463)
Total	$2,624,121	$2,384,249	$1,906,266	319,697	254,826	161,586
General corporate expense, net (d)				(30,174)	(45,873)	(24,722)
Operating profit, as reported				289,523	208,953	136,864
Other expense, net				(35,745)	(28,129)	(8,824)
Income before income taxes				$253,778	$180,824	$128,040

	Property Additions			Depreciation and Amortization			Total Assets
	2019	2018	2017	2019	2018	2017	2019	2018
Our operations by segment were (a):
Installation	$34,101	$69,497	$21,956	$42,682	$31,661	$12,208	$1,669,396	$1,618,032
Distribution	8,404	11,121	5,845	8,245	6,616	3,561	715,526	698,337
Corporate	2,993	6,796	1,620	1,773	1,142	684	219,041	138,162
Total, as reported	$45,498	$87,414	$29,421	$52,700	$39,419	$16,453	$2,603,963	$2,454,531

(a)	All of our operations are located in the U.S.
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

9.  ACCRUED LIABILITIES

The following table sets forth the components of accrued liabilities, in thousands:

	As of December 31,
	2019	2018
Accrued liabilities:
Salaries, wages, and commissions	$32,154	$34,085
Insurance liabilities	22,506	25,212
Deferred revenue	16,139	19,963
Interest payable on long-term debt	3,966	3,951
Other	23,653	21,025
Total accrued liabilities	$98,418	$104,236

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  EMPLOYEE RETIREMENT PLANS

We provide a defined-contribution retirement plan for substantially all employees.  In addition, we participate in 43 regional multi-employer pension plans, principally related to building trades; none of the plans are considered material.

The expense related to our participation in the retirement plans was as follows, in thousands:

	Years Ended December 31,
	2019	2018	2017
Defined contribution plans	$10,015	$7,595	$4,089
Multi-employer plans	13,241	11,224	8,677
	$23,256	$18,819	$12,766

The Pension Protection Act (“PPA”) defines a zone status for multi-employer pension plans.  Plans in the green zone are at least 80 percent funded, plans in the yellow zone are at least 65 percent funded and plans in the red zone are generally less than 65 percent funded.

We participate in the Carpenters Pension Trust Fund for Northern California (“NCT”), which is our largest multi-employer plan expense and is in the red zone.  The NCT has implemented a funding or rehabilitation plan in accordance with government requirements.  Our contributions to NCT have not exceeded 1 percent of the total contributions to the plan.

	Employer
	Identification	PPA Zone Status		Funding Plan	Contributions (in thousands)			Surcharge
Pension Fund	Number/Plan Number	2019	2018	Pending / Implemented	2019	2018	2017	Imposed
NCT	94-6050970/001	Red	Red	Yes	$3,810	$3,319	$2,319	No

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

We also maintain indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law.

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We occasionally use performance bonds to ensure completion of our work on certain larger customer contracts that can span multiple accounting periods.  Performance bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed.  We also have bonds outstanding for license and insurance.

The following table summarizes our outstanding performance, licensing, insurance and other bonds, in thousands:

	As of December 31,
	2019	2018
Performance Bonds	$87,286	$65,517
Licensing, insurance, and other bonds	25,309	22,287
Total	$112,595	$87,804

12.  INCOME TAXES

(In thousands)	2019	2018	2017
Income before income taxes:
U.S.	$253,778	$180,824	$128,040
Income tax expense (benefit):
Currently payable:
U.S. Federal	$46,320	$25,980	$25,003
State and local	7,575	7,156	4,438
Deferred:
U.S. Federal	(543)	9,939	(61,024)
State and local	9,431	2,997	1,490
	$62,783	$46,072	$(30,093)
Deferred tax assets at December 31:
Receivables, net	$1,720	$1,313
Inventories, net	1,388	1,247
Other assets, principally share-based compensation	2,894	3,645
Accrued liabilities	5,278	6,141
Lease Liability	9,167	—
Long-term liabilities	9,971	10,109
Long-term lease liability	13,645	—
Net operating loss carryforward	12,803	17,317
	56,866	39,772
Deferred tax liabilities at December 31:
Right of use assets	22,062	—
Property and equipment, net	32,103	28,203
Intangibles, net	172,265	172,996
Other	1,440	1,609
	227,870	202,808
Net deferred tax liability at December 31	$171,004	$163,036

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

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A valuation allowance must be established for deferred tax assets when it is more-likely-than-not that they will not be realized.  After review of all available positive and negative evidence, the Company has determined that no valuation allowance was required for the deferred tax assets as of December 31, 2019 or December 31, 2018.  As of December 31, 2019, there are no valuation allowances in place.

At December 31, 2019, the net deferred tax liability of $171.0 million consisted of net long-term deferred tax assets of $4.3 million and net long-term deferred tax liabilities of $175.3 million.  At December 31, 2018, the net deferred tax liability of $163.0 million consisted of net long-term deferred tax assets of $13.2 million and net long-term deferred tax liabilities of $176.2 million.  The deferred assets and deferred liabilities show the State deferreds net of Federal benefit.

Of the deferred tax asset related to the net operating loss at December 31, 2019, $12.7 million will expire between 2021 and 2038. Of the deferred tax asset related to the net operating loss at December 31, 2018, $17.2 million will expire between 2021 and 2037.

A reconciliation of the U.S. Federal statutory tax rate to the income tax expense (benefit) on income was as follows:

	2019	2018	2017
U.S. Federal statutory tax rate	21.0%	21.0%	35.0%
State and local taxes, net of U.S. Federal tax benefit	5.3	4.5	3.5
Valuation allowance	—	—	—
Domestic Production Activities Deduction	—	—	(1.7)
Share based compensation	(2.2)	(1.4)	(2.3)
Non-deductible meals & entertainment	0.3	0.4	—
Non-deductible transaction costs	—	0.3	—
Effect of U.S. Federal tax rate change on deferred balances	—	—	(57.9)
Other, net	0.3	0.7	(0.6)
Effective tax rate	24.7%	25.5%	(24.0)%

The negative (beneficial) effective tax rate in 2017 is mostly related to the beneficial adjustment of $74.1 million included in the 2017 Federal deferred tax expense related to the adjustment of the deferred tax balances for the reduction of the Federal tax rate from 35 percent to 21 percent, enacted in December of 2017.

Share based compensation became a material factor in the Company’s effective tax rate beginning in 2017.  A tax benefit of $6.3 million, $3.2 million and $2.9 million related to share based compensation was recognized in income tax expense for the years ended December 31, 2019, December 31, 2018, and December 31, 2017, respectively.

The Domestic Production Activities Deduction, under IRC §199, was eliminated under the Tax Act and had only become a material factor in the Company’s effective tax rate in 2016.

We file income tax returns in the U.S. Federal jurisdiction and various state and local jurisdictions. With few exceptions, we are no longer subject to income tax examinations on filed returns for years before 2016.

As of December 31, 2019, there are no liabilities related to uncertain tax positions. We have not incurred any interest or penalties related to uncertain tax positions not meeting the minimum statutory threshold to avoid payment of penalties in the year ended December 31, 2019.

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  NET INCOME PER SHARE

Basic net income per share is calculated by dividing net income by the weighted average shares outstanding during the period, without consideration for common stock equivalents.

Diluted net income per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method.

Basic and diluted net income per share were computed as follows:

	Years Ended December 31,
	2019	2018	2017
Net income (in thousands) - basic and diluted	$190,995	$134,752	$158,133

Weighted average number of common shares outstanding - basic	33,806,104	34,921,318	35,897,641

Dilutive effect of common stock equivalents:
RSAs with service-based conditions	87,159	151,324	221,497
RSAs with market-based conditions	189,044	238,313	185,069
RSAs with performance-based conditions	69,199	20,432	—
Stock options	225,049	281,932	267,939

Weighted average number of common shares outstanding - diluted	34,376,555	35,613,319	36,572,146

Basic net income per common share	$5.65	$3.86	$4.41

Diluted net income per common share	$5.56	$3.78	$4.32

The following table summarizes shares excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive:

	Years Ended December 31,
	2019	2018	2017
Anti-dilutive common stock equivalents:
RSAs with service-based conditions	3,948	5,192	458
RSAs with market-based conditions	4,925	7,498	—
RSAs with performance-based conditions	—	—	—
Stock options	54,435	72,515	45,308
Total anti-dilutive common stock equivalents	63,308	85,205	45,766

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  SHARE-BASED COMPENSATION

Effective July 1, 2015, our eligible employees commenced participation in the 2015 Long-Term Incentive Program.  The 2015 Long-Term Incentive Program authorizes the Board to grant stock options, stock appreciation rights, restricted shares, restricted share units, performance awards, and dividend equivalents.  All grants are made by issuing new shares and no more than 4.0 million shares of common stock may be issued under the 2015 Long-Term Incentive Program.  As of December 31, 2019, we had 2.3 million shares remaining available for issuance under the 2015 Long-Term Incentive Program.

Share-based compensation expense is included in selling, general, and administrative expense.  The income tax effect associated with share-based compensation awards is included in income tax expense.

The following table presents share-based compensation amounts recognized in our consolidated statements of operations, in thousands:

	Year Ended December 31,
	2019	2018	2017
Share-based compensation expense	$13,658	$11,317	$9,889
Income tax benefit realized	$6,285	$3,154	$2,882

The following table presents a summary of our share-based compensation activity for the year ended December 31, 2019, in thousands, except per share amounts:

	RSAs		Stock Options
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance December 31, 2018	499.2	$41.29	611.4	$13.10	$34.45	$8,685.8
Granted	250.6	$67.37	103.5	$21.16	$58.08
Converted/Exercised	(312.4)	$30.96	(329.0)	$10.91	$28.26	$18,556.9
Forfeited	(25.8)	$58.65	(9.7)	$20.28	$54.62
Expired			(2.7)	$14.44	$38.39
Balance December 31, 2019	411.6	$57.51	373.5	$17.06	$45.90	$21,356.4

Exercisable December 31, 2019 (a)			73.9	$16.10	$42.98	$4,438.7
(a)	The weighted average remaining contractual term for vested stock options is 6.9 years.

We had unrecognized share-based compensation expense relating to unvested awards as shown in the following table, dollars in thousands:

	As of December 31, 2019
	Unrecognized Compensation Expense on Unvested Awards	Weighted Average Remaining Vesting Period
Unrecognized compensation expense related to unvested awards:
RSAs	$8,221	1.0 years
Stock options	1,524	0.7 years
Total unrecognized compensation expense related to unvested awards	$9,745

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our RSAs with performance-based conditions are evaluated on a quarterly basis with adjustments to compensation expense based on the likelihood of the performance target being achieved or exceeded.  The following table shows the range of payouts and the related expense for our outstanding RSAs with performance-based conditions, in thousands:

		Payout Ranges and Related Expense
RSAs with Performance-Based Conditions	Grant Date Fair Value	0%	25%	100%	200%
February 21, 2017	$1,816	$—	$454	$1,816	$3,632
February 19, 2018	$2,052	$—	$513	$2,052	$4,104
February 18, 2019	$2,488	$—	$622	$2,488	$4,976

During the first quarter of 2020, RSAs with performance-based conditions that were granted on February 21, 2017 vested based on cumulative three-year achievement of 200%. Total compensation expense recognized over the three-year performance period, net of forfeitures, was $3.3 million.

The fair value of our RSAs with a market-based condition granted under the 2015 Long-Term Incentive Program was determined using a Monte Carlo simulation.

The following are key inputs in the Monte Carlo analysis for awards granted in 2019 and 2018:

	2019	2018
Measurement period (years)	2.87	2.87
Risk free interest rate	2.50%	2.36%
Dividend yield	0.00%	0.00%
Estimated fair value of market-based RSAs at grant date	$80.74	$103.31

The fair value of stock options granted under the 2015 Long-Term Incentive Program was calculated using the Black-Scholes Options Pricing Model.

The following table presents the assumptions used to estimate the fair values of the stock options granted in 2019 and 2018:

	2019	2018
Risk free interest rate	2.59%	2.78%
Expected volatility, using historical return volatility and implied volatility	32.50%	32.50%
Expected life (in years)	6.0	6.0
Dividend yield	0.00%	0.00%
Estimated fair value of stock options at grant date	$21.16	$27.44

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth our quarterly results for each quarter of the years ending December 31, 2019 and 2018, in thousands, except per share amounts:

	2019
	Q1	Q2	Q3	Q4	Total Year (a)
Net sales	$619,330	$660,112	$682,330	$662,349	$2,624,121
Gross profit	155,695	174,922	179,331	171,319	681,267
Operating profit	56,618	76,039	80,445	76,421	289,523
Net income	37,983	52,051	54,976	45,985	190,995

Basic net income per common share	$1.11	$1.53	$1.63	$1.38	$5.65

Diluted net income per common share	$1.09	$1.51	$1.60	$1.36	$5.56

	2018
	Q1	Q2	Q3	Q4	Total Year (a)
Net sales	$491,444	$605,969	$647,289	$639,547	$2,384,249
Gross profit	111,018	145,041	161,865	158,226	576,152
Operating profit	33,893	43,681	66,217	65,161	208,953
Net income	26,388	27,153	42,658	38,553	134,752

Basic net income per common share	$0.75	$0.77	$1.22	$1.12	$3.86

Diluted net income per common share	$0.74	$0.76	$1.19	$1.10	$3.78
(a)	Due to rounding, the sum of quarterly results may not equal the total for the year. Additionally, quarterly and year-to-date computations of per share amounts are made independently.

16. CLOSURE COSTS

We generally recognize expenses related to closures and position eliminations at the time of announcement or notification.  Such costs include termination and other severance benefits, lease abandonment costs, and other transition costs.  Closure costs are reflected in our Consolidated Statements of Operations as selling, general, and administrative expense.  In our Consolidated Balance Sheets, accrued severance closure costs are reflected as accrued liabilities and accrued lease abandonment costs are reflected as short-term and long-term lease liabilities.

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

Segment / Cost Type	Closure Costs Liability at December 31, 2018	Closure Costs Incurred for the Year Ended December 31, 2019	Cash Payments for the Year Ended December 31, 2019	Non-Cash Adjustments for the Year Ended December 31, 2019	Closure Costs Liability at December 31, 2019
Corporate:
Severance	$3,065	239	(3,232)	(72)	$—
Lease abandonment	301	—	(200)	229	330
Total Corporate:	$3,366	$239	$(3,432)	$157	$330

The remaining lease abandonment liability will be paid monthly through lease expiration on September 30, 2021. Non-cash adjustments in the table above relate to true-up of estimates to actual amounts and other subsequent changes.

17.  BUSINESS COMBINATIONS

As part of our strategy to supplement our organic growth and expand our access to additional markets and products, we completed three acquisitions during 2018 and one acquisition in 2019.  Each acquisition was accounted for as a business combination under ASC 805, “Business Combinations.”  Acquisition related costs for the years ended December 31, 2019 and 2018, were $0.1 million and $14.4 million, respectively.  Acquisition costs are included in selling, general, and administrative expense in our Consolidated Statements of Operations.

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

On May 1, 2018, we acquired USI, a leading distributor and installer of insulation in both residential and commercial construction markets.  Our payment of $486.5 million, which included the purchase price of $475.0 million and adjustments for cash and working capital, was funded through net proceeds from the issuance on April 25, 2018 of $400.0 million of Senior Notes together with the net proceeds from the $100.0 million delayed draw term loan commitment under our Amended Credit Agreement.  For additional information see Note 6 – Long-Term Debt.

On July 15, 2019, we acquired Viking, an insulation company located in Burbank, California. The purchase price of approximately $7.7 million was funded by cash on hand of $6.5 million and contingent consideration of $1.2 million.

Revenue and net income since the respective 2018 acquisition dates included in our Consolidated Statements of Operations were as follows, in thousands:

	Year Ended December 31, 2019
	Net Sales	Net Income
ADO	27,055	380
Santa Rosa	9,097	1,155
USI	378,689	34,120
	$414,841	$35,655

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2018
	Net Sales	Net Income
ADO	24,766	252
Santa Rosa	6,034	602
USI	266,280	15,982
	$297,080	$16,836

Pro Forma Results

The following unaudited pro forma information has been prepared as if the 2018 acquisitions described above had taken place on January 1, 2017. The unaudited pro forma information is not necessarily indicative of the results that we would have achieved had the transactions actually taken place on January 1, 2017.  Further, the pro forma information does not purport to be indicative of future financial operating results.  The pro forma results for the year ended December 31, 2019 do not include any adjustments from our actual results as all 2018 acquisitions were wholly-owned for the entire period.

Our pro forma results are presented below, in thousands:

	Unaudited Pro Forma for the
	Year Ended December 31,
	2019	2018
Net sales	$2,624,121	$2,515,593
Net income	$190,995	$144,755

The following table details the additional expense included in the unaudited pro forma net income as if the 2018 acquisitions described above had taken place on January 1, 2017.  Our pro forma results are presented below, in thousands:

	Unaudited Pro Forma for the
	Year Ended December 31,
	2019	2018
Amortization of intangible assets	$—	$5,025
Income tax expense (using 26.5% and 27.0% effective tax rate in 2019 and 2018, respectively)	$—	$3,700

Purchase Price Allocations

The estimated fair values of the assets acquired and liabilities assumed for the 2018 acquisitions, as well as the fair value of consideration transferred, approximated the following as of December 31, 2019, in thousands:

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

Estimates of acquired intangible assets related to the 2018 acquisitions are as follows, as of December 31, 2019, dollars in thousands:

	Estimated Fair Value	Weighted Average Estimated Useful Life (Years)
2018 Acquisitions
Customer relationships	$168,820	12
Trademarks and trade names	11,260	9
Non-competition agreements	1,260	5
Total intangible assets for 2018 acquisitions	$181,340	11

As third-party or internal valuations are finalized, certain tax aspects of the foregoing transactions are completed, and customer post-closing reviews are concluded, adjustments may be made to the fair value of assets acquired, and in some cases total purchase price, through the end of each measurement period, generally one year following the applicable acquisition date.  Various insignificant adjustments to the fair value of assets acquired, and in some cases total purchase price, have been made to certain business combinations since the respective dates of acquisition.  During the fourth quarter of 2018, we recorded measurement-period adjustments that increased goodwill by approximately $1.0 million, primarily for changes in the fair value of current assets. The impact of these adjustments to the consolidated statement of operations for the year ended December 31, 2018 was immaterial.

Goodwill to be recognized in connection with these acquisitions is attributable to the synergies expected to be realized and improvements in the businesses after the acquisitions.  Of the $287.0 million of goodwill recorded from the 2018 acquisitions, $32.8 million is expected to be deductible for income tax purposes.

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

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents the fair value of contingent consideration as of December 31, 2019, in thousands:

	EcoFoam	ADO	Santa Rosa
Date of Acquisition	February 27, 2017	January 10, 2018	January 18, 2018
Fair value of contingent consideration recognized at acquisition date	$2,110	$828	$250

Contingent consideration at December 31, 2018	$1,573	$343	$250
Additions	—	—	—
Change in fair value of contingent consideration during the year ended December 31, 2019	90	(343)	—
Payment of contingent consideration during the year ended December 31, 2019	(841)	—	(250)
Liability balance for contingent consideration at December 31, 2019	$822	$—	$—

18.  SHARE REPURCHASE PROGRAM

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

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective November 4, 2019, under the 2019 Repurchase program, we entered into the 2019 ASR Agreement. We paid BofA $50.0 million in exchange for an initial delivery of 392,501 shares of our common stock on November 5, 2019, representing an estimated 85% of the total number of shares we expected to receive under the 2019 ASR Agreement, at the time we entered into the agreement.  The actual number of shares repurchased under the 2019 ASR Agreement will be based on the average of the daily volume-weighted average prices paid for our common stock during the term of the transaction, less an agreed discount, and subject to potential adjustments pursuant to the terms and conditions of the agreement.  The final settlement of the transaction under the agreement is expected to occur no later than February 28, 2020.  At final settlement, BofA may be required to deliver additional shares of common stock to us, or, under certain circumstances, we may be required to deliver shares of our common stock or to make a cash payment, at our election, to BofA.

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

The following table sets forth our share repurchases under the 2019 and 2017 Repurchase Programs during the periods presented:

	Year Ended December 31,
	2019	2018
Number of shares repurchased	1,291,771 (b)	1,063,528 (a)
Share repurchase cost (in thousands)	$110,911	$65,025

(a) The year ended December 31, 2018 includes 13,657 shares we received as final settlement of our 2017 ASR Agreement.

(b) The year ended December 31, 2019 includes 176,327 shares we received as final settlement of our 2018 ASR Agreement.

19.  SUBSEQUENT EVENTS

On February 20, 2020, we acquired Cooper, a commercial glass company located in Marion, Arkansas. The acquisition was accounted for as a business combination under ASC 805, “Business Combinations.” The purchase price of approximately $11.5 million included $10.5 million funded by cash on hand and an additional $1.0 million contingent consideration. During the measurement period, we expect to receive additional detailed information to complete the purchase allocation.

On February 24, 2020, we acquired Hunter, an insulation company located in Long Island, New York. The acquisition was accounted for as a business combination under ASC 805, “Business Combinations.”  The purchase price of approximately $9.1 million was funded by cash on hand. During the measurement period, we expect to receive additional detailed information to complete the purchase allocation.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013).  Based on our assessment and those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing under Item 8. Financial Statements and Supplementary Data – Report of Independent Registered Certified Public Accounting Firm.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the fiscal quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information required by this item will be set forth under the headings “Corporate Governance,” “Proposal 1: Election of Directors,” “Board of Directors and Committees,” “Compensation of Executive Officers-Executive Officers” and “Delinquent Section 16(a) Reports” in our definitive proxy statement for the 2020 Annual Meeting of Shareholders (“2020 Proxy Statement”) to be filed with the SEC within 120 days of the year ended December 31, 2019, and is incorporated herein by reference.

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

Item 11.  EXECUTIVE COMPENSATION

Information required by this item will be set forth under the headings “Director Compensation,” “Director Compensation Table,” “Compensation Committee Report,” “Compensation of Executive Officers,” and “Corporate Governance” in our 2020 Proxy Statement, and is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

Information required by this item will be set forth under the heading “Common Stock Ownership of Officers, Directors, and Significant Shareholders” and “Equity Compensation Plan Information” in our 2020 Proxy Statement, and is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item will be set forth under the heading “Corporate Governance” and related subsections within our 2020 Proxy Statement, and is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item will be set forth under the heading “Proposal 2 - Ratification of the Appointment of Independent Registered Public Accounting Firm” in our 2020 Proxy Statement, and is incorporated herein by reference.

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	Listing of Documents:

i.	Financial Statements. Our Consolidated Financial Statements included in Item 8 hereof, as required at December 31, 2019 and 2018, and for the years ended December 31, 2019, 2018, and 2017, consist of the following:

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Consolidated Statements of Changes in Equity

Notes to Consolidated Financial Statements

ii.	Exhibits. See separate Index to Exhibits hereafter.

Item 16.  FORM 10-K SUMMARY

None.

INDEX TO EXHIBITS
		Incorporated by Reference			Filed
Exhibit No.	Exhibit Title	Form	Exhibit	Filing Date	Herewith

2.1***	Separation and Distribution Agreement, dated as of June 29, 2015, by and between Masco Corporation and TopBuild Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2015).	8-K	2.1	7/6/2015

2.2***	Agreement and Plan of Merger, dated as of March 1, 2018, by and among Legend Holdings LLC, USI Legend Parent, Inc., TopBuild Corp. and Racecar Acquisition Corp.	8-K	2.1	3/2/2018

3.1	Composite Certificate of Incorporation of TopBuild Corp.	10-Q	3.2	7/8/2018

3.2	Amended and Restated Bylaws of TopBuild Corp., as dated as of July 27, 2019				X

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	3.1	4/30/2019

4.1	Indenture, dated April 25, 2018, by and between TopBuild Escrow Corp, and U.S. Bank National Association, as Trustee	8-K	4.1	4/26/2018

4.2	Supplemental Indenture, dated May 1, 2018, by and among the Company, the Guarantors and U.S. Bank National Association, as Trustee	8-K	4.1	5/2/2018

4.3	Description of TopBuild Securities Registered Under Section 12 of the Exchange Act				X

10.1	Tax Matters Agreement, dated as of June 29, 2015, between Masco Corporation and TopBuild Corp. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 6, 2015).	8-K	10.1	7/6/2015

10.2	Transition Services Agreement, dated as of June 29, 2015, between Masco Corporation and TopBuild Corp. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on July 6, 2015).	8-K	10.2	7/6/2015

10.3	Employee Matters Agreement, dated as of June 29, 2015, by and between Masco Corporation and TopBuild Corp. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2015).	8-K	10.3	7/6/2015

10.4†	TopBuild Corp. Executive Severance Plan	10-K	10.10	3/3/2016

10.5†	Change in Control and Severance Agreement between Gerald Volas and TopBuild Corp.	10-K	10.11	3/3/2016

10.6†	Amended and Restated TopBuild Corp. 2015 Long Term Stock Incentive Plan (“A&R LTIP”)	10-Q	10.2	5/11/2016

10.7†	Form of Restricted Stock Award (“RSA”) Agreement under A&R LTIP				X

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Title	Form	Exhibit	Filing Date	Herewith

10.8†	Form of Performance RSA Agreement (EPS) under A&R LTIP				X

10.9†	Form of Performance RSA Agreement (RTSR) under A&R LTIP				X

10.10†	Form of Option Award Agreement under A&R LTIP				X

10.11†	Form of RSA Agreement for Non-Employee Director under A&R LTIP				X

10.12	Credit Agreement, dated May 5, 2017, among TopBuild Corp. and Bank of America, N.A., as administrative agent, and the other lenders and agents party thereto	10-Q	10.1	8/8/2017

10.13	Security and Pledge Agreement, dated May 5, 2017, among TopBuild Corp. and Bank of America, N.A. as administrative agent, and the other lenders and agents party thereto	10-Q	10.2	8/8/2017

10.14	Form of Exhibits to Credit Agreement dated May 5, 2017, among TopBuild Corp. and Bank of America, N.A. as administrative agent, and the other lenders and agents party thereto	10-Q	10.3	8/8/2017

10.15	Annex and Schedules to Credit Agreement dated May 5, 2017, among TopBuild Corp. and Bank of America, N.A. as administrative agent, and the other lenders and agents party thereto	10-Q	10.4	8/8/2017

10.16*	Accelerated Share Repurchase agreement, dated May 5, 2017, among TopBuild Corp. and Bank of America, N.A.*	10-Q	10.5	8/8/2017

10.17	Escrow Agreement, dated April 25, 2018, by and among TopBuild Corp., TopBuild Escrow Corp. and U.S. Bank National Association	8-K	10.1	4/26/2018

10.18	Amendment No. 1 to Credit Agreement, dated as of March 28, 2018, among TopBuild Corp., each of the guarantors party thereto, Bank of America, N.A., as administrative agent, and each of the lenders party thereto	10-Q	10.1	5/8/2018

10.19*	Accelerated Share Repurchase agreement, dated November 7, 2018, among TopBuild Corp. and JPMorgan Chase Bank, National Association*	10-K	10.20	2/26/2019

10.20†	Amendment to the TopBuild Corp. 2015 Long Term Stock Incentive Plan	8-K	10.1	2/22/2019

10.21†	TopBuild Corp. Executive Severance Plan, as amended and restated effective February 18, 2019	8-K	10.2	2/22/2019

10.22†	Amendment to Change in Control and Severance Agreement dated as March 1, 2016 between TopBuild Corp. and Gerald Volas	8-K	10.3	2/22/2019

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Title	Form	Exhibit	Filing Date	Herewith

10.23**	Accelerated Share Repurchase Agreement, dated November 4, 2019, among TopBuild Corp. and Bank of America, N.A.**				X

10.24†	Employment and Retirement Transition Agreement, dated as of January 9, 2020, between TopBuild Corp. and Gerald Volas.	8-K	10.1	1/10/2020

21.1	List of Subsidiaries of TopBuild Corp.				X

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1‡	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002

32.2‡	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

† Indicates management contract or compensatory plan, contract or arrangement.

*Confidential treatment has been granted for portions of this exhibit. The copy filed herewith omits the information subject to the confidentiality requests. Omissions are designated as [***]. A complete version of this exhibit has been filed with the SEC.

**Certain identified information has been excluded from this exhibit because it is both (i) not material and (ii) would likely cause competitive harm to the registrant if publicly disclosed. “[***]” indicates where the information has been omitted from this exhibit.

*** The schedules and exhibits to this agreement have been omitted pursuant to Item 601(c) of Regulation S-K. The Company agrees to supplementally furnish to the SEC, upon request, a copy of any omitted schedule or exhibit.

‡Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOPBUILD CORP.

By:	/s/ John S. Peterson
Name:	John S. Peterson
Title:	Vice President and Chief Financial Officer

February 25, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gerald Volas	Director, Chief Executive Officer	February 25, 2020
Gerald Volas	(Principal Executive Officer)

/s/ John S. Peterson	Vice President, Chief Financial Officer	February 25, 2020
John S. Peterson	(Principal Financial Officer)

/s/ Robert Kuhns	Vice President, Controller	February 25, 2020
Robert Kuhns	(Principal Accounting Officer)

/s/ Alec C. Covington	Chairman of the Board	February 25, 2020
Alec C. Covington

/s/ Carl T. Camden	Director	February 25, 2020
Carl T. Camden

/s/ Joseph S. Cantie	Director	February 25, 2020
Joseph S. Cantie

/s/ Tina M. Donikowski	Director	February 25, 2020
Tina M. Donikowski

/s/ Mark A. Petrarca	Director	February 25, 2020
Mark A. Petrarca

/s/ Nancy M. Taylor	Director	February 25, 2020
Nancy M. Taylor