Form 10-Q
period 2020-03-31
TopBuild Corp
filed 2020-05-05
CIK 1633931

UNITED STATES

SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The registrant had outstanding 33,327,207 shares of Common Stock, par value $0.01 per share as of April 29, 2020.

TOPBUILD CORP.

GLOSSARY

We use acronyms, abbreviations, and other defined terms throughout this quarterly report on Form 10-Q, which are defined in the glossary below:

Term	Definition
2015 LTIP	2015 Long-Term Incentive program authorizes the Board to grant stock options, stock appreciation rights, restricted shares, restricted share units, performance awards, and dividend equivalents
2017 Repurchase Program	$200 million share repurchase program authorized by the Board on February 24, 2017
2018 ASR Agreement	$50 million accelerated share repurchase agreement with JPMorgan Chase Bank, N.A.
2019 Repurchase Program	$200 million share repurchase program authorized by the Board on February 22, 2019
2019 ASR Agreement	$50 million accelerated share repurchase agreement with Bank of America, N.A.
Amended Credit Agreement	Senior secured credit agreement and related security and pledge agreement dated March 20, 2020
Annual Report	Annual report filed with the SEC on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Board	Board of Directors of TopBuild
BofA	Bank of America, N.A.
Cooper	Cooper Glass Company, LLC
Current Report	Current report filed with the SEC on Form 8-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
EBITDA	Earnings before interest, taxes, depreciation, and amortization
EcoFoam	Bella Insulutions Inc., DBA EcoFoam/Insulutions
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Generally accepted accounting principles in the United States of America
Hunter	Hunter Installation
IBR	Incremental borrowing rate, as defined in ASC 842
Lenders	Bank of America, N.A., together with the other lenders party to the "Amended Credit Agreement"
LIBOR	London interbank offered rate
Net Leverage Ratio	As defined in the “Amended Credit Agreement,” the ratio of outstanding indebtedness, less up to $100 million of unrestricted cash, to EBITDA
NYSE	New York Stock Exchange
Original Credit Agreement	Senior secured credit agreement and related security and pledge agreement dated May 5, 2017, as amended March 28, 2018
Quarterly Report	Quarterly report filed with the SEC on Form 10-Q pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Revolving Facility	Senior secured revolving credit facilities available under the Amended Credit Agreement, of $450 million with applicable sublimits for letters of credit and swingline loans
ROU	Right of use (asset), as defined in ASC 842
RSA	Restricted stock award
Santa Rosa	Santa Rosa Insulation and Fireproofing, LLC
SEC	United States Securities and Exchange Commission
Secured Leverage Ratio	As defined in the “Amended Credit Agreement,” the ratio of outstanding indebtedness, including letters of credit, to EBITDA
Senior Notes	TopBuild's 5.625% senior unsecured notes due on May 1, 2026
TopBuild	TopBuild Corp. and its wholly-owned consolidated domestic subsidiaries. Also, the "Company," "we," "us," and "our"
Viking	Viking Insulation Co.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TOPBUILD CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands except share data)

	As of
	March 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$187,039	$184,807
Receivables, net of an allowance for credit losses of $7,200 at March 31, 2020, and allowance for doubtful accounts of $4,854 at December 31, 2019	431,649	428,844
Inventories, net	152,721	149,078
Prepaid expenses and other current assets	10,918	17,098
Total current assets	782,327	779,827

Right of use assets	86,080	87,134
Property and equipment, net	185,575	178,080
Goodwill	1,379,831	1,367,918
Other intangible assets, net	182,229	181,122
Deferred tax assets, net	4,359	4,259
Other assets	11,439	5,623
Total assets	$2,631,840	$2,603,963

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$305,614	$307,970
Current portion of long-term debt	23,091	34,272
Accrued liabilities	107,327	98,418
Short-term lease liabilities	35,051	36,094
Total current liabilities	471,083	476,754

Long-term debt	699,750	697,955
Deferred tax liabilities, net	174,230	175,263
Long-term portion of insurance reserves	50,928	45,605
Long-term lease liabilities	54,025	54,010
Other liabilities	2,007	1,487
Total liabilities	1,452,023	1,451,074

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value: 10,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value: 250,000,000 shares authorized; 38,982,600 shares issued and 33,326,284 outstanding at March 31, 2020, and 38,884,530 shares issued and 33,489,769 outstanding at December 31, 2019	389	388
Treasury stock, 5,656,316 shares at March 31, 2020, and 5,394,761 shares at December 31, 2019, at cost	(351,645)	(330,018)
Additional paid-in capital	850,665	849,657
Retained earnings	680,408	632,862
Total equity	1,179,817	1,152,889
Total liabilities and equity	$2,631,840	$2,603,963

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands except share and per common share data)

	Three Months Ended March 31,
	2020	2019
Net sales	$653,228	$619,330
Cost of sales	481,272	463,635
Gross profit	171,956	155,695

Selling, general, and administrative expense	101,967	99,077
Operating profit	69,989	56,618

Other income (expense), net:
Interest expense	(8,742)	(9,602)
Loss on extinguishment of debt	(233)	—
Other, net	472	333
Other expense, net	(8,503)	(9,269)
Income before income taxes	61,486	47,349

Income tax expense	(10,715)	(9,366)
Net income	$50,771	$37,983

Net income per common share:
Basic	$1.53	$1.11
Diluted	$1.51	$1.09

Weighted average shares outstanding:
Basic	33,168,453	34,169,315
Diluted	33,599,847	34,703,289

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2020	2019
Cash Flows Provided by (Used in) Operating Activities:
Net income	$50,771	$37,983
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,190	12,475
Share-based compensation	3,908	2,972
Loss on extinguishment of debt	233	—
Loss on sale or abandonment of property and equipment	383	487
Amortization of debt issuance costs	328	390
Provision for bad debt expense	1,670	1,676
Loss from inventory obsolescence	529	1,109
Deferred income taxes, net	(39)	95
Change in certain assets and liabilities
Receivables, net	(5,048)	(23,341)
Inventories, net	(3,964)	7,125
Prepaid expenses and other current assets	6,193	11,192
Accounts payable	(4,173)	(31,407)
Accrued liabilities	9,981	2,100
Other, net	(2,032)	666
Net cash provided by operating activities	72,930	23,522

Cash Flows Provided by (Used in) Investing Activities:
Purchases of property and equipment	(15,892)	(10,213)
Acquisition of businesses	(20,526)	—
Proceeds from sale of property and equipment	194	75
Other, net	—	16
Net cash used in investing activities	(36,224)	(10,122)

Cash Flows Provided by (Used in) Financing Activities:
Proceeds from issuance of long-term debt	300,000	—
Repayment of long-term debt	(307,668)	(5,601)
Payment of debt issuance costs	(2,280)	—
Taxes withheld and paid on employees' equity awards	(10,399)	(5,578)
Repurchase of shares of common stock	(14,127)	(4,622)
Payment of contingent consideration	—	(250)
Net cash used in financing activities	(34,474)	(16,051)

Cash and Cash Equivalents
Increase (decrease) for the period	2,232	(2,651)
Beginning of period	184,807	100,929
End of period	$187,039	$98,278

Supplemental disclosure of noncash activities:
Leased assets obtained in exchange for new operating lease liabilities	$9,167	$105,249
Accruals for property and equipment	496	441

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

(In thousands except share data)

	Common	Treasury	Additional
	Stock	Stock	Paid-in	Retained
	($0.01 par value)	at cost	Capital	Earnings	Equity
Balance at December 31, 2018	$387	$(216,607)	$846,451	$441,867	$1,072,098
Net income	—	—	—	37,983	37,983
Share-based compensation	—	—	2,972	—	2,972
Issuance of 112,270 restricted share awards under long-term equity incentive plan	1	—	(1)	—	—
Repurchase of 176,327 shares pursuant to the settlement of the 2018 ASR Agreement	—	(10,000)	10,000	—	—
Repurchase of 72,791 shares pursuant to the 2019 Repurchase Program	—	(4,622)	—	—	(4,622)
105,615 shares withheld to pay taxes on employees' equity awards	—	—	(5,578)	—	(5,578)
Balance at March 31, 2019	$388	$(231,229)	$853,844	$479,850	$1,102,853

Balance at December 31, 2019	$388	$(330,018)	$849,657	$632,862	$1,152,889
Net income	—	—	—	50,771	50,771
Share-based compensation	—	—	3,908	—	3,908
Cumulative-effect of accounting change	—	—	—	(3,225)	(3,225)
Issuance of 63,780 restricted share awards under long-term equity incentive plan	1	—	(1)	—	—
Repurchase of 73,455 shares pursuant to the settlement of the 2019 ASR Agreement	—	(7,500)	7,500	—	—
Repurchase of 188,100 shares pursuant to the 2019 Repurchase Program	—	(14,127)	—	—	(14,127)
97,144 shares withheld to pay taxes on employees' equity awards	—	—	(10,399)	—	(10,399)
Balance at March 31, 2020	$389	$(351,645)	$850,665	$680,408	$1,179,817

See notes to our unaudited condensed consolidated financial statements.

Table ofContents

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  BASIS OF PRESENTATION

TopBuild was formed on June 30, 2015, and is listed on the NYSE under the ticker symbol “BLD.”  We report our business in two segments: Installation and Distribution.  Our Installation segment primarily installs insulation and other building products.  Our Distribution segment primarily sells and distributes insulation and other building products.  Our segments are based on our operating units, for which financial information is regularly evaluated by our chief operating decision maker.

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to state fairly our financial position as of March 31, 2020, our results of operations for the three months ended March 31, 2020 and 2019 and cash flows for the three months ended March 31, 2020 and 2019.  The condensed consolidated balance sheet at December 31, 2019, was derived from our audited financial statements, but does not include all disclosures required by GAAP.

These condensed consolidated financial statements and related notes should be read in conjunction with the audited Consolidated Financial Statements included in the Company’s Annual Report for the year ended December 31, 2019, as filed with the SEC on February 25, 2020.

Liquidity and Impact of COVID-19

During the quarter ended March 31, 2020, the Company began to see impacts from the economic slowdown as a result of the COVID-19 pandemic.  Subsequent to March 31, 2020, the United States has continued to implement measures in response to the COVID-19 pandemic, including enhanced social distancing guidelines and additional stay-at-home orders in various municipalities, counties and states.  To date, with the exception of a few states, residential and commercial construction has been deemed an essential service.  In those locations, the Company continues to operate.  Management continues to monitor operations and evaluate every aspect of the business, however the full extent of the impact that the COVID-19 pandemic will have on our results of operations, financial condition and cash flows is unknown and will be highly dependent on the duration and magnitude of disruptions for the remainder of 2020. However, we believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to support our ongoing operations and working capital needs, despite the current reductions in economic activity due to COVID-19.

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

Recently Adopted Accounting Pronouncements

Credit Losses

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the current incurred loss methodology with an expected loss methodology, referred to as the current expected credit loss (CECL) methodology.  We adopted Topic 326 on January 1, 2020, using the modified retrospective method, which resulted in a $3.2 million cumulative-effect adjustment recorded through retained earnings as of the beginning of the quarter ended March 31, 2020.

Table ofContents

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

We measure the expected credit losses on accounts receivable by segment, using historical loss rate information adjusted for current conditions, with changes in the allowance recorded as a provision for (or reversal of) credit loss expense.  Expected losses are charged against the allowance when management believes a receivable is uncollectible. Receivables, net are presented net of certain allowances, including allowance for credit losses.

Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment.” The new standard simplifies the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test. This update was effective for us beginning January 1, 2020, and did not have a material impact on our financial position and results of operations.

Fair Value

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” The new standard modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, including adjustments to Level 3 fair value measurement disclosures as well as the removal of disclosures around Level 1 and Level 2 transfers. This update was effective for us beginning January 1, 2020, and did not have a material impact on our financial position and results of operations.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes.”  This standard simplifies the accounting for income taxes by removing certain exceptions to the general principles included in current guidance, as well as improving consistent application of and simplifying GAAP for other areas by clarifying and amending existing guidance.  This update is effective for us beginning January 1, 2021, with early adoption permitted.  We have not yet selected an adoption date, and we are currently evaluating the effect of adoption of this standard on our financial position and results of operations.

3. REVENUE RECOGNITION

Revenue is disaggregated between our Installation and Distribution segments and further based on market and product, as we believe this best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.  The following tables present our revenues disaggregated by market (in thousands):

	Three Months Ended March 31, 2020
	Installation	Distribution	Eliminations	Total
Residential	$373,281	$162,456	$(29,006)	$506,731
Commercial	102,592	51,767	(7,862)	146,497
Net sales	$475,873	$214,223	$(36,868)	$653,228

	Three Months Ended March 31, 2019
	Installation	Distribution	Eliminations	Total
Residential	$349,874	$153,778	$(27,516)	$476,136
Commercial	99,509	50,686	(7,001)	143,194
Net sales	$449,383	$204,464	$(34,517)	$619,330

Table ofContents

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables present our revenues disaggregated by product (in thousands):

	Three Months Ended March 31, 2020
	Installation	Distribution	Eliminations	Total
Insulation and accessories	$369,996	$180,249	$(30,059)	$520,186
Glass and windows	41,319	—	—	41,319
Gutters	18,930	19,991	(5,387)	33,534
All other	45,628	13,983	(1,422)	58,189
Net sales	$475,873	$214,223	$(36,868)	$653,228

	Three Months Ended March 31, 2019
	Installation	Distribution	Eliminations	Total
Insulation and accessories	$349,956	$169,582	$(27,834)	$491,704
Glass and windows	37,868	—	—	37,868
Gutters	18,923	18,585	(5,587)	31,921
All other	42,636	16,297	(1,096)	57,837
Net sales	$449,383	$204,464	$(34,517)	$619,330

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

Table ofContents

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table represents our contract assets and contract liabilities with customers, in thousands:

	Included in Line Item on	As of
	Condensed Consolidated	March 31,	December 31,
	Balance Sheets	2020	2019
Contract Assets:
Receivables, unbilled	Receivables, net	$56,608	$57,153

Contract Liabilities:
Deferred revenue	Accrued liabilities	$15,533	$16,139

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

In the fourth quarter of 2019, we performed an annual assessment on our goodwill resulting in no impairment.

Changes in the carrying amount of goodwill for the three months ended March 31, 2020 by segment, were as follows, in thousands:

	Gross Goodwill		Gross Goodwill	Accumulated	Net Goodwill
	at		at	Impairment	at
	December 31, 2019	Additions	March 31, 2020	Losses	March 31, 2020
Goodwill, by segment:
Installation	$1,683,589	$11,913	$1,695,502	$(762,021)	$933,481
Distribution	446,350	—	446,350	—	446,350
Total goodwill	$2,129,939	$11,913	$2,141,852	$(762,021)	$1,379,831

See Note 13 – Business Combinations for goodwill recognized on acquisitions that occurred during the quarter.

Other intangible assets, net includes customer relationships, non-compete agreements, and trademarks / trade names.  The following table sets forth our other intangible assets, in thousands:

	As of
	March 31, 2020	December 31, 2019
Gross definite-lived intangible assets	$227,761	$221,382
Accumulated amortization	(45,532)	(40,260)
Net definite-lived intangible assets	182,229	181,122
Indefinite-lived intangible assets not subject to amortization	—	—
Other intangible assets, net	$182,229	$181,122

The following table sets forth our amortization expense, in thousands:

	Three Months Ended March 31,
	2020	2019
Amortization expense	$5,272	$5,173

Table ofContents

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. LONG-TERM DEBT

The following table reconciles the principal balances of our outstanding debt to our condensed consolidated balance sheets, in thousands:

	As of
	March 31,	December 31,
	2020	2019
Senior Notes - 5.625% due May 2026	$400,000	$400,000
Term loan	300,000	305,625
Equipment notes	31,482	33,525
Unamortized debt issuance costs	(8,641)	(6,923)
Total debt, net of unamortized debt issuance costs	722,841	732,227
Less: current portion of long-term debt	23,091	34,272
Total long-term debt	$699,750	$697,955

The following table sets forth our remaining principal payments for our outstanding debt balances as of March 31, 2020, in thousands:

	Payments Due by Period
	2020	2021	2022	2023	2024	Thereafter	Total
Senior Notes	$—	$—	$—	$—	$—	$400,000	$400,000
Term loan	11,250	15,000	20,625	22,500	28,125	202,500	300,000
Equipment notes	6,038	8,326	8,651	6,337	2,130	—	31,482
Total	$17,288	$23,326	$29,276	$28,837	$30,255	$602,500	$731,482

Amended Credit Agreement and Senior Secured Term Loan Facility

On March 20, 2020, the Company entered into an Amended Credit Agreement, which renews, amends and restates the Original Credit Agreement in its entirety.  The Amended Credit Agreement provides for a term loan facility in an aggregate principal amount of $300.0 million, all of which was drawn on March 20, 2020 and a Revolving Facility in an initial aggregate principal amount of $450.0 million, including a $100.0 million letter of credit sublimit and up to a $35.0 million swingline sublimit.  The maturity date for the loans under the Amended Credit Agreement was extended from May 2022 to March 2025.

The following table outlines the key terms of our Amended Credit Agreement (dollars in thousands):

Senior secured term loan facility	$300,000

Additional term loan and/or revolver capacity available under incremental facility (a)	$300,000

Revolving Facility	$450,000
Sublimit for issuance of letters of credit under Revolving Facility (b)	$100,000
Sublimit for swingline loans under Revolving Facility (b)	$35,000

Interest rate as of March 31, 2020	2.02%
Scheduled maturity date	3/20/2025
(a)	Additional borrowing capacity is available under the incremental facility, subject to certain terms and conditions (including existing or new lenders providing commitments in respect of such additional borrowing capacity).
(b)	Use of the sublimits for the issuance of letters of credit and swingline loans reduces the availability under the Revolving Facility.

Table ofContents

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Interest payable on borrowings under the Amended Credit Agreement is based on an applicable margin rate plus, at our option, either:

●	A base rate determined by reference to the highest of either (i) the federal funds rate plus 0.50 percent, (ii) BofA’s “prime rate,” and (iii) the LIBOR rate for U.S. dollar deposits with a term of one month, plus 1.00 percent; or

●	A LIBOR rate (or a comparable successor rate) determined by reference to the costs of funds for deposits in U.S. dollars for the interest period relevant to such borrowings, subject to a floor of 0.5%.

The Amended Credit Agreement contemplates future amendment by the Company and the agent to provide for the replacement of LIBOR with the Secured Overnight Financing Rate or another alternate benchmark rate, giving due consideration to any evolving or then existing convention for similar U.S. dollar denominated syndicated credit facilities for such alternative benchmarks, including any related mathematical or other applicable adjustments.

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

	As of
	March 31,	December 31,
	2020	2019
Revolving Facility	$450,000	$250,000
Less: standby letters of credit	(61,382)	(61,382)
Availability under Revolving Facility	$388,618	$188,618

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

Table ofContents

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Equipment Notes

As of December 31, 2019, the company has issued $41.6 million of equipment notes for the purpose of financing the purchase of vehicles and equipment. No equipment notes were issued during the first quarter of 2020. The Company’s equipment notes each have a five year term maturing from 2023 to 2024 and bear interest at fixed rates between 2.8% and 4.4%.

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

The Amended Credit Agreement requires that we maintain a Net Leverage Ratio and minimum Interest Coverage Ratio throughout the term of the agreement.  The following table outlines the key financial covenants effective for the period covered by this Quarterly Report:

As of March 31, 2020
Maximum Net Leverage Ratio	3.50:1.00
Minimum Interest Coverage Ratio	3.00:1.00
Compliance as of period end	In Compliance

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

Table ofContents

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Fair Value on Non-Recurring Basis

Fair value measurements were applied to our long-term debt portfolio.  We believe the carrying value of our term loan approximates the fair market value primarily due to the fact that the non-performance risk of servicing our debt obligations, as reflected in our business and credit risk profile, has not materially changed since we assumed our debt obligations under the Amended Credit Agreement.  In addition, due to the floating-rate nature of our term loan, the market value is not subject to variability solely due to changes in the general level of interest rates as is the case with a fixed-rate debt obligation.  Based on active market trades of our Senior Notes close to March 31, 2020 (Level 1 fair value measurement), we estimate that the fair value of the Senior Notes is approximately $364.0 million compared to a gross carrying value of $400.0 million at March 31, 2020.

7.  SEGMENT INFORMATION

The following table sets forth our net sales and operating results by segment, in thousands:

	Three Months Ended March 31,
	2020	2019	2020	2019
	Net Sales		Operating Profit (b)
Our operations by segment were (a):
Installation	$475,873	$449,383	$60,351	$51,299
Distribution	214,223	204,464	24,669	20,597
Intercompany eliminations	(36,868)	(34,517)	(5,833)	(5,674)
Total	$653,228	$619,330	79,187	66,222
General corporate expense, net (c)			(9,198)	(9,604)
Operating profit, as reported			69,989	56,618
Other expense, net			(8,503)	(9,269)
Income before income taxes			$61,486	$47,349
(a)	All of our operations are located in the U.S.
(b)	Segment operating profit includes an allocation of general corporate expenses attributable to the operating segments which is based on direct benefit or usage (such as salaries of corporate employees who directly support the segment).
(c)	General corporate expense, net includes expenses not specifically attributable to our segments for functions such as corporate human resources, finance, and legal, including salaries, benefits, and other related costs.

8. LEASES

We have operating leases for our installation branch locations, distribution centers, our Branch Support Center in Daytona Beach, Florida, vehicles and certain equipment. In addition, we lease certain operating facilities from certain related parties, primarily former owners (and in some cases, current management personnel) of companies acquired.  These related party leases are immaterial to our unaudited condensed consolidated statements of operations. As of March 31, 2020, we did not have any finance leases.

At the inception of a contract, we determine whether the contract is, or contains, a lease based on the unique facts and circumstances present.  Our facilities operating leases have lease and non-lease fixed cost components, which we account for as one single lease component in calculating the present value of minimum lease payments.   Variable lease and non-lease cost components are expensed as incurred and are primarily included in cost of sales on the accompanying unaudited condensed consolidated statement of operations. Variable costs include common area maintenance, utilities, real estate taxes, insurance, and other operating costs that are passed on from the lessor. These variable cost components are included within our operating lease cost.

Table ofContents

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The lease liability is initially measured as the present value of the unpaid lease payments as of the lease commencement date. The lease liability is discounted based on our IBR at the time of initial adoption of ASU 2016-02 for all existing leases or upon a modification to the lease term and at the time of lease commencement for all future leases. Our IBR includes significant assumptions regarding our secured borrowing rates obtained on equipment note issuances and adjustments for differences in the remaining lease term, underlying assets and market conditions for companies with similar credit qualities as well as interest rate index fluctuations.

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

The components of lease expense were as follows and are primarily included in cost of sales on the accompanying unaudited condensed consolidated statements of operations, in thousands:

	Three Months Ended March 31,
	2020	2019
Operating lease cost (a)	$12,271	$13,535
Short-term lease cost	3,064	3,005
Sublease income	(62)	(154)
Net lease cost	$15,273	$16,386
(a)	Includes $1,444 and $1,377 of variable cost components during the three months ended March 31, 2020 and 2019, respectively.

Table ofContents

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Future minimum lease payments under non-cancellable operating leases as of March 31, 2020 were as follows, in thousands:

Payments due by Period
2020	$29,893
2021	28,886
2022	19,183
2023	10,083
2024	5,423
2025 & Thereafter	5,827
Total future minimum lease payments	99,295

Less: imputed interest	(10,219)

Lease liability at March 31, 2020	$89,076

As of March 31, 2020, the weighted average remaining lease term was 3.4 years and the related lease liability was calculated using a weighted average discount rate of 4.1%.

The amount below is included in the cash flows provided by (used in) operating activities section on the accompanying unaudited condensed consolidated statements of cash flows, in thousands:

	Three Months Ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities	$(10,801)	$(11,561)

9.  INCOME TAXES

Our effective tax rates were 17.4 percent and 19.8 percent for the three months ended March 31, 2020 and 2019, respectively. The lower 2020 effective tax rate is due to a larger impact of the discrete benefits related to share-based compensation.

A tax benefit of $5.5 million and $2.2 million related to share-based compensation was recognized in our condensed consolidated statements of operations as a discrete item in income tax expense for the three months ended March 31, 2020 and 2019, respectively.

At March 31, 2020, the net deferred tax liability of $169.8 million consisted of net long-term deferred tax assets of $4.4 million and net long-term deferred tax liabilities of $174.2 million. The decrease in the net deferred tax liability was primarily related to the adoption of ASU 2016-13.

10. INCOME PER SHARE

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

Table ofContents

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Basic and diluted net income per share were computed as follows:

	Three Months Ended March 31,
	2020	2019
Net income (in thousands) - basic and diluted	$50,771	$37,983

Weighted average number of common shares outstanding - basic	33,168,453	34,169,315

Dilutive effect of common stock equivalents:
RSAs with service-based conditions	71,221	92,081
RSAs with market-based conditions	131,024	180,032
RSAs with performance-based conditions	49,778	35,989
Stock options	179,371	225,872

Weighted average number of common shares outstanding - diluted	33,599,847	34,703,289

Basic net income per common share	$1.53	$1.11

Diluted net income per common share	$1.51	$1.09

The following table summarizes shares excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2020	2019
Anti-dilutive common stock equivalents:
RSAs with service-based conditions	5,271	14,706
RSAs with market-based conditions	8,341	19,701
RSAs with performance-based conditions	—	—
Stock options	32,067	123,688
Total anti-dilutive common stock equivalents	45,679	158,095

11. SHARE-BASED COMPENSATION

Effective July 1, 2015, our eligible employees commenced participation in the 2015 LTIP.  The 2015 LTIP authorizes the Board to grant stock options, stock appreciation rights, restricted shares, restricted share units, performance awards, and dividend equivalents.  All grants are made by issuing new shares and no more than 4.0 million shares of common stock may be issued under the 2015 LTIP.  As of March 31, 2020, we had 2.1 million shares remaining available for issuance under the 2015 LTIP.

Share-based compensation expense is included in selling, general, and administrative expense.  The income tax effect associated with share-based compensation awards is included in income tax expense.  The following table presents share-based compensation amounts recognized in our condensed consolidated statements of operations, in thousands:

	Three Months Ended March 31,
	2020	2019
Share-based compensation expense	$3,908	$2,972
Income tax benefit realized	$5,500	$2,246

Table ofContents

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents a summary of our share-based compensation activity for the three months ended March 31, 2020, in thousands, except per share amounts:

	RSAs		Stock Options
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance December 31, 2019	411.6	$57.51	373.5	$17.06	$45.90	$21,356.4
Granted	87.3	$134.81	71.0	$39.49	$118.58
Converted/Exercised	(222.0)	$42.71	(68.2)	$14.96	$39.91	$4,089.0
Forfeited	(8.2)	$96.26	(5.5)	$39.49	$118.58
Balance March 31, 2020	268.7	$82.04	370.8	$21.41	$59.84	$7,598.9

Exercisable March 31, 2020 (a)			142.1	$17.63	$47.43	$3,526.3
(a)	The weighted average remaining contractual term for vested stock options is approximately 7.2 years.

Unrecognized share-based compensation expense related to unvested awards is shown in the following table, dollars in thousands:

	As of March 31, 2020
	Unrecognized Compensation Expense on Unvested Awards	Weighted Average Remaining Vesting Period
RSAs	$12,175	1.6 years
Stock options	2,489	1.2 years
Total unrecognized compensation expense related to unvested awards	$14,664

Our RSAs with performance-based conditions are evaluated on a quarterly basis with adjustments to compensation expense based on the likelihood of the performance target being achieved or exceeded.  The following table shows the range of payouts and the related expense for our outstanding RSAs with performance-based conditions, in thousands:

		Payout Ranges and Related Expense
RSAs with Performance-Based Conditions	Grant Date Fair Value	0%	25%	100%	200%
February 19, 2018	$2,052	$—	$513	$2,052	$4,104
February 18, 2019	$2,477	$—	$619	$2,477	$4,954
February 17, 2020	$2,938	$—	$735	$2,938	$5,876

During the first quarter of 2020, RSAs with performance-based conditions that were granted on February 21, 2017 vested based on cumulative three-year achievement of 200%. Total compensation expense recognized over the three-year performance period, net of forfeitures, was $3.3 million.

The fair value of our RSAs with a market-based condition granted under the 2015 LTIP was determined using a Monte Carlo simulation.  The following are key inputs in the Monte Carlo analysis for awards granted in 2020 and 2019:

	2020	2019
Measurement period (in years)	2.88	2.87
Risk free interest rate	1.40%	2.50%
Dividend yield	0.00%	0.00%
Estimated fair value of market-based RSAs at grant date	$158.24	$80.74

Table ofContents

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The fair values of stock options granted under the 2015 LTIP were calculated using the Black-Scholes Options Pricing Model.  The following table presents the assumptions used to estimate the fair values of stock options granted in 2020 and 2019:

	2020	2019
Risk free interest rate	1.53%	2.59%
Expected volatility, using historical return volatility and implied volatility	31.50%	32.50%
Expected life (in years)	6.0	6.0
Dividend yield	0.00%	0.00%
Estimated fair value of stock options at grant date	$39.49	$21.16

12. SHARE REPURCHASE PROGRAM

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

Effective November 4, 2019, under the 2019 Repurchase program, we entered into the 2019 ASR Agreement. We paid BofA $50.0 million in exchange for an initial delivery of 392,501 shares of our common stock on November 5, 2019, representing an estimated 85% of the total number of shares we expected to receive under the 2019 ASR Agreement, at the time we entered into the agreement.  During the quarter ended March 31, 2020, we received an additional 73,455 shares of our common stock from BofA representing the final settlement of the 2019 ASR agreement. We purchased a total of 465,956 shares of our common stock under the 2019 ASR Agreement at an average price per share of $107.31.

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

The following table sets forth our share repurchases under the 2019 and 2017 Repurchase Programs during the periods presented:

	Three Months Ended March 31,
	2020	2019
Number of shares repurchased	261,555 (a)	249,118 (b)
Share repurchase cost (in thousands)	$14,127	$4,622

(a) The three months ended March 31, 2020 includes 73,455 shares we received as final settlement of our 2019 ASR Agreement.

(b) The three months ended March 31, 2019 includes 176,327 shares we received as final settlement of our 2018 ASR Agreement.

Table ofContents

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

13. BUSINESS COMBINATIONS

As part of our strategy to supplement our organic growth and expand our access to additional markets and products, we completed one acquisition in 2019, and two acquisitions to date in 2020.  Each acquisition was accounted for as a business combination under ASC 805, “Business Combinations.” Acquisition costs for the three months ended March 31, 2020 and 2019, were $0.2 million and $0.1 million, respectively.  Acquisition costs are included in selling, general, and administrative expense in our condensed consolidated statements of operations.

Acquisitions

On July 15, 2019, we acquired Viking, an insulation company located in Burbank, California. The purchase price of approximately $7.7 million was funded by cash on hand of $6.5 million and contingent consideration of $1.2 million.

On February 20, 2020, we acquired Cooper, a commercial glass company serving the Memphis market. The purchase price of approximately $11.5 million was funded by cash on hand of $10.5 million and contingent consideration of $1.0 million.  We recognized goodwill of $6.4 million in connection with this acquisition during the quarter ended March 31, 2020.

On February 24, 2020, we acquired Hunter, a residential insulation company located in Long Island, New York. The purchase price of approximately $9.1 million was funded by cash on hand. We recognized goodwill of $5.5 million in connection with this acquisition during the quarter ended March 31, 2020.

Contingent Consideration

On February 27, 2017, we acquired substantially all of the assets of EcoFoam, a residential and light commercial insulation installation company with locations in Colorado Springs and Denver, Colorado.  The purchase price of approximately $22.3 million was funded by cash on hand of $20.2 million and contingent consideration of $2.1 million. The contingent consideration arrangement requires additional consideration to be paid by TopBuild to the sellers of EcoFoam based on EcoFoam’s attainment of annual revenue targets over a three-year period.  The total amount of undiscounted contingent consideration which TopBuild is required to pay under the arrangement is $2.5 million.  The fair value of $2.1 million contingent consideration recognized on the acquisition date was estimated by applying the income approach using discounted cash flows.  That measure is based on significant Level 3 inputs not observable in the market.  The significant assumption includes a discount rate of 9.5%.  Changes in the fair value measurement each period reflect the passage of time as well as the impact of adjustments, if any, to the likelihood of achieving the specified targets.  We made contingent payments of $0.8 million in the second quarters of 2019 and 2018.  We will make the final payment of $0.8 million in the second quarter of 2020.

The acquisition of Viking included a contingent consideration arrangement that requires additional consideration to be paid by TopBuild based on the achievement of annual gross revenue targets over a three-year period. The range of undiscounted amounts TopBuild may be required to pay under the contingent consideration agreement is between zero and $1.5 million. The fair value of the contingent consideration recognized on the acquisition date of $1.2 million was estimated by applying the income approach using discounted cash flows. That measure is based on significant Level 3 inputs not observable in the market. The significant assumption includes a discount rate of 10.0%. Changes in the fair value measurement each period reflect the passage of time as well as the impact of adjustments, if any, to the likelihood of achieving the specified targets.

The acquisition of Cooper includes a contingent consideration arrangement that requires additional consideration to be paid by TopBuild based on the achievement of annual gross revenue targets over a two-year period. The range of undiscounted amounts TopBuild may be required to pay under the contingent consideration agreement is between zero and $1.0 million, which also represents the fair value recognized on the acquisition date.

Table ofContents

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the fair value of contingent consideration, in thousands:

	EcoFoam	Viking	Cooper
Date of Acquisition	February 27, 2017	July 15, 2019	February 20, 2020
Fair value of contingent consideration recognized at acquisition date	$2,110	$1,243	$1,000

Contingent consideration at December 31, 2019	$822	$1,304	$—
Additions	—	—	1,000
Change in fair value of contingent consideration during the three months ended March 31, 2020	19	32	—
Payment of contingent consideration during the three months ended March 31, 2020	—	—	—
Liability balance for contingent consideration at March 31, 2020	$841	$1,336	$1,000

14.  ACCRUED LIABILITIES

The following table sets forth the components of accrued liabilities, in thousands:

	As of
	March 31,	December 31,
	2020	2019
Accrued liabilities:
Salaries, wages, and commissions	$30,897	$32,154
Insurance liabilities	23,245	22,506
Deferred revenue	15,533	16,139
Interest payable on long-term debt	9,588	3,966
Other	28,064	23,653
Total accrued liabilities	$107,327	$98,418

See Note 3 – Revenue Recognition for discussion of our deferred revenue balances and related revenue recognition policy.

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

Table ofContents

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

We occasionally use performance bonds to ensure completion of our work on certain larger customer contracts that can span multiple accounting periods.  Performance bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed.  We also have bonds outstanding for license and insurance.

The following table summarizes our outstanding performance, licensing, insurance and other bonds, in thousands:

	As of
	March 31, 2020	December 31, 2019
Outstanding bonds:
Performance bonds	$87,479	$87,286
Licensing, insurance, and other bonds	25,414	25,309
Total bonds	$112,893	$112,595

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

TopBuild, headquartered in Daytona Beach, Florida, is a leading installer and distributor of insulation and other building products to the U.S. construction industry.  We trade on the NYSE under the ticker symbol “BLD.”

We operate in two segments:  Installation (TruTeam) and Distribution (Service Partners).  Our Installation segment installs insulation and other building products nationwide through our TruTeam contractor services business, which, as of March 31, 2020, had approximately 200 branches located across the United States.  We install various insulation applications, including fiberglass batts and rolls, blown-in loose fill fiberglass, blown-in loose fill cellulose, and polyurethane spray foam.  Additionally, we install other building products including gutters, glass and windows, afterpaint products, fireproofing, garage doors, fireplaces, shower enclosures, and closet shelving.  We handle every stage of the installation process, including material procurement supplied by leading manufacturers, project scheduling and logistics, multi-phase professional installation, and installation quality assurance.

Our Distribution segment sells and distributes insulation and other building products, including gutters, fireplaces, closet shelving, and roofing materials through our Service Partners business, which, as of March 31, 2020, had approximately 75 branches located across the United States.  Our Service Partners customer base consists of thousands of insulation contractors of all sizes, gutter contractors, weatherization contractors, other contractors, dealers, metal building erectors, and modular home builders.

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

For additional details pertaining to our operating results by segment, see Note 7 – Segment Information to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference. For additional details regarding our strategy, material trends in our business and seasonality, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the year ended December 31, 2019, as filed with the SEC on February 25, 2020, which discussion is hereby incorporated herein by reference.

COVID-19 BUSINESS UPDATE

We continue to monitor the COVID-19 pandemic and its impact on macroeconomic and local economic conditions.  To date, with the exception of a few states, residential and commercial construction has been deemed an essential service.  In those locations, the Company continues to operate; however, while net sales during the quarter ended March 31, 2020 increased compared to the prior year period, sales volume was down marginally due to the pandemic.  There can be no guarantee that the services we provide will continue to be deemed essential or that other events making the provision of our services challenging or impossible, will not occur.  We are taking efforts to ensure the safety of our employees, including increasing our cleaning and sanitizing practices at all locations and for all company vehicles and limiting travel.  Additionally, we are not able to predict whether our customers will continue to operate at their current or typical volumes, and such decreases in their operations would have a negative impact on our business.  For additional discussion of the potential impact of the COVID-19 pandemic on our business, see the sections entitled “Outlook” and “Risk Factors” included in this Quarterly Report.

FIRST QUARTER 2020 VERSUS FIRST QUARTER 2019

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

The following table sets forth our net sales, gross profit, operating profit, and margins, as reported in our condensed consolidated statements of operations, in thousands:

	Three Months Ended March 31,
	2020	2019
Net sales	$653,228	$619,330
Cost of sales	481,272	463,635
Cost of sales ratio	73.7%	74.9%

Gross profit	171,956	155,695
Gross profit margin	26.3%	25.1%

Selling, general, and administrative expense	101,967	99,077
Selling, general, and administrative expense to sales ratio	15.6%	16.0%

Operating profit	69,989	56,618
Operating profit margin	10.7%	9.1%

Other expense, net	(8,503)	(9,269)
Income tax expense	(10,715)	(9,366)
Net income	$50,771	$37,983
Net margin	7.8%	6.1%

Sales and Operations

Net sales increased 5.5 percent for the three months ended March 31, 2020, from the comparable period of 2019.  The increase was primarily driven by increased sales volume, increased selling prices, and acquisitions.  Sales volume was down marginally due to the reduction in activities since the onset of the COVID-19 pandemic.

Gross profit margins were 26.3 percent and 25.1 percent for the three months ended March 31, 2020 and 2019, respectively.  Gross profit margin improved primarily due to favorable fixed cost leverage on higher sales volumes, increased selling prices, and operational efficiencies, partially offset by higher material costs.

Selling, general, and administrative expense, as a percent of sales, was 15.6 percent and 16.0 percent for the three months ended March 31, 2020 and 2019, respectively.  Decreased selling, general, and administrative expense as a percent of sales was primarily the result of favorable fixed cost leverage on higher sales volumes and lower acquisition and closure costs.

Operating margins were 10.7 percent and 9.1 percent for the three months ended March 31, 2020 and 2019, respectively.  The increase in operating margins was due to favorable fixed cost leverage on higher sales volumes, increased selling prices, operational efficiencies, and lower acquisition and closure costs, partially offset by higher material costs.

Business Segment Results

The following table sets forth our net sales and operating profit margins by business segment, in thousands:

	Three Months Ended March 31,
	2020	2019	Percent Change
Sales by business segment:
Installation	$475,873	$449,383	5.9%
Distribution	214,223	204,464	4.8%
Intercompany eliminations	(36,868)	(34,517)
Net sales	$653,228	$619,330	5.5%

Operating profit by business segment:
Installation	$60,351	$51,299	17.6%
Distribution	24,669	20,597	19.8%
Intercompany eliminations and other adjustments	(5,833)	(5,674)
Operating profit before general corporate expense	79,187	66,222	19.6%
General corporate expense, net	(9,198)	(9,604)
Operating profit	$69,989	$56,618	23.6%

Operating profit margins:
Installation	12.7%	11.4%
Distribution	11.5%	10.1%
Operating profit margin before general corporate expense	12.1%	10.7%
Operating profit margin	10.7%	9.1%

Installation

Sales

Sales in the Installation segment increased $26.5 million, or 5.9 percent, for the three months ended March 31, 2020, as compared to the same period in 2019.  Sales increased 2.7 percent due to volume, 2.2 percent due to increased selling prices, and 1.1 percent due to acquisitions. Sales volume was down marginally due to the reduction in activities since the onset of the COVID-19 pandemic.

Operating margins

Operating margins in the Installation segment were 12.7 percent and 11.4 percent for the three months ended March 31, 2020 and 2019, respectively.  The increase in operating margins was due to favorable fixed cost leverage on higher sales volumes, increased selling prices, and operational efficiencies, partially offset by higher material costs.

Distribution

Sales

Sales in the Distribution segment increased $9.8 million, or 4.8 percent, for the three months ended March 31, 2020, as compared to the same period in 2019.  Sales increased 3.8 percent due to volume and 0.9 percent due to increased selling prices.  Sales volume was down marginally due to the reduction in activities since the onset of the COVID-19 pandemic.

Operating margins

Operating margins in the Distribution segment were 11.5 percent and 10.1 percent for the three months ended March 31, 2020 and 2019, respectively.  The increase in operating margins was due to favorable fixed cost leverage on higher sales volumes, increased selling prices, and operational efficiencies, partially offset by higher material costs.

OTHER ITEMS

Other expense, net

Other expense, net, which primarily consisted of interest expense, was $8.5 million and $9.3 million for the three months ended March 31, 2020 and 2019, respectively.  The decrease was primarily driven by lower LIBOR rates and a lower balance due on our term loan.

Income tax expense

Income tax expense was $10.7 million, an effective tax rate of 17.4 percent, for the three months ended March 31, 2020, compared to $9.4 million, an effective tax rate of 19.8 percent, for the comparable period in 2019.  The lower 2020 effective tax rate was due to a larger benefit in 2020 related to share-based compensation.

Cash Flows and Liquidity

Significant sources (uses) of cash and cash equivalents are summarized for the periods indicated, in thousands:

	Three Months Ended March 31,
	2020	2019
Changes in cash and cash equivalents:
Net cash provided by operating activities	$72,930	$23,522
Net cash used in investing activities	(36,224)	(10,122)
Net cash used in financing activities	(34,474)	(16,051)
Increase (decrease) for the period	$2,232	$(2,651)

Net cash flows provided by operating activities increased $49.4 million for the three months ended March 31, 2020, as compared to the prior year period.  The change was primarily due to an increase in net income, the timing of accounts receivable collections and inventory expenditures.

Net cash used in investing activities was $36.2 million for the three months ended March 31, 2020, primarily composed of $15.9 million for purchases of property and equipment, primarily vehicles, and $20.5 million for the acquisitions of Cooper and Hunter.  Net cash used in investing activities was $10.1 million for the three months ended March 31, 2019, primarily composed of $10.2 million for purchases of property and equipment, primarily vehicles.

Net cash used in financing activities was $34.5 million for the three months ended March 31, 2020.  During the three months ended March 31, 2020, we used $14.1 million for the repurchase of common stock pursuant to the 2019 Repurchase Program, $10.3 million on purchases of common stock for tax withholding obligations related to the vesting and exercise of share-based incentive awards, $7.7 million for payments on our term loan under our Amended Credit Agreement and on our equipment notes, and $2.3 million in debt issuance costs as a result of entering into a new term loan and revolving credit facility. Net cash used in financing activities was $16.1 million for the three months ended March 31, 2019. During the three months ended March 31, 2019, we used $5.6 million for payments on our term loan under our Original Credit Agreement and on our equipment notes, $5.6 million on purchases of common stock for tax withholding obligations related to the vesting and exercise of share-based incentive awards, and $4.6 million for the repurchase of common stock pursuant to the 2019 Repurchase Program. We also made a payment of $0.3 million of contingent consideration for Santa Rosa.

We are closely managing our balance sheet, including maximizing our cash flow, to maintain our strong foundation and provide stabilization as we continue to work through the impacts of the COVID-19 pandemic.  We had solid liquidity available to us at March 31, 2020, with $187.0 million of cash and $388.6 million available borrowing capacity under our Revolving Facility.  We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to support our ongoing operations and working capital needs, despite the current reductions in economic activity due to COVID-19.

The following table summarizes our liquidity, in thousands:

	As of
	March 31,	December 31,
	2020	2019
Cash and cash equivalents (a)	$187,039	$184,807

Revolving Facility	450,000	250,000
Less: standby letters of credit	(61,382)	(61,382)
Availability under Revolving Facility	388,618	188,618

Total liquidity	$575,657	$373,425

(a) Our cash and cash equivalents consist of AAA-rated money market funds as well as cash held in our demand deposit accounts.

We occasionally use performance bonds to ensure completion of our work on certain larger customer contracts that can span multiple accounting periods.  Performance bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed.  We also have bonds outstanding for license and insurance.  Information regarding our outstanding bonds as March 31, 2020 is incorporated by reference from Note 15 – Other Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

OUTLOOK

The United States economy has seen a widespread reduction in activities since the onset of the COVID-19 pandemic.  While construction activities are generally deemed an essential service in various municipalities, uncertainty continues to persist since the declaration of a public health emergency.   Management continues to evaluate every aspect of the business, and is working to continue operations in locations where installation and distribution services are permitted and can be carried out safely.  The extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or address its impact, and how quickly and to what extent normal economic and operating activities can resume.  Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future.

OFF-BALANCE SHEET ARRANGEMENTS

We had no material off-balance sheet arrangements during the quarter ended March 31, 2020, other than short-term leases, letters of credit, and performance and license bonds, which have been disclosed in Part 1, Item 1 of this Quarterly report.

CONTRACTUAL OBLIGATIONS

There have been no material changes to our contractual obligations from those previously disclosed in our Annual Report for the year ended December 31, 2019, as filed with the SEC on February 25, 2020, except for the amendment to our Original Credit Agreement on March 20, 2020. See further information as disclosed in Note 5 – Long Term Debt in our unaudited condensed consolidated financial statements contained in Part 1, Item 1 of this Quarterly Report.

CRITICAL ACCOUNTING POLICIES

We prepare our condensed consolidated financial statements in conformity with GAAP.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of sales and expenses during the reporting period.  Actual results could differ from those estimates.  Our critical accounting policies have not changed from those previously reported in our Annual Report for year ended December 31, 2019, as filed with the SEC on February 25, 2020, except as required by the adoption of ASU 2016-13.  See further information as disclosed in Note 2 – Accounting Policies in our unaudited condensed consolidated financial statements contained in Part 1, Item 1 of this Quarterly Report.

APPLICATION OF NEW ACCOUNTING STANDARDS

Information regarding application of new accounting standards is incorporated by reference from Note 2 – Accounting Policies to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

FORWARD-LOOKING STATEMENTS

Statements contained in this report that reflect our views about future periods, including our future plans and performance, constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by words such as “will,” “would,” “anticipate,” “expect,” “believe,” “designed,” “plan,” or “intend,” the negative of these terms, and similar references to future periods.  These views involve risks and uncertainties that are difficult to predict and, accordingly, our actual results may differ materially from the results discussed in our forward-looking statements.  We caution you against unduly relying on any of these forward-looking statements.  Our future performance may be affected by the duration and impact of the COVID-19 pandemic on the United States economy, specifically with respect to residential and commercial construction; our ability to continue operations in markets affected by the COVID-19 pandemic and our ability to collect receivables from our customers; our reliance on residential new construction, residential repair/remodel, and commercial construction; our reliance on third-party suppliers and manufacturers; our ability to attract, develop, and retain talented personnel and our sales and labor force; our ability to maintain consistent practices across our locations; and our ability to maintain our competitive position.  We discuss the material risks we face under the caption entitled “Risk Factors” in our Annual Report for the year ended December 31, 2019, as filed with the SEC on February 25, 2020, as well as under the caption entitled “Risk Factors” in subsequent reports that we file with the SEC.  Our forward-looking statements in this filing speak only as of the date of this filing.  Factors or events that could cause our actual results to differ may emerge from time to time and it is not possible for us to predict all of them.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements as a result of new information, future events, or otherwise.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

On March 20, 2020, the Company entered into the Amended Credit Agreement, which renews, amends and restates the Original Credit Agreement. The Amended Credit Agreement consists of a senior secured term loan facility in the amount of $300.0 million and the Revolving Facility in the amount of $450.0 million.  We also have outstanding Senior Notes with an aggregate principal balance of $400.0 million.  The Senior Notes bear a fixed rate of interest and therefore are excluded from the calculation below as they are not subject to fluctuations in interest rates.

Interest payable on both the term loan facility and Revolving Facility under the Amended Credit Agreement is based on a variable interest rate.  As a result, we are exposed to market risks related to fluctuations in interest rates on this outstanding indebtedness.  As of March 31, 2020, we had $300 million outstanding under our term loan facility, and the applicable interest rate as of such date was 2.02%.  Based on our outstanding borrowings under the Amended Credit Agreement as of March 31, 2020, a 100 basis point increase in the interest rate would result in a $2.9 million increase in our annualized interest expense.  There was no outstanding balance under the Revolving Facility as of March 31, 2020.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the most recent fiscal quarter ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

The information set forth under the caption “Litigation” in Note 15 – Other Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report, is incorporated by reference herein.

Item 1A.  RISK FACTORS

The below risk factor should be read in conjunction with the risk factors disclosed in our Annual Report for the year ended December 31, 2019, as filed with the SEC on February 25, 2020, which are incorporated by reference herein.

The COVID-19 pandemic is likely to have an adverse impact on our business.

The United States economy has been significantly impacted by the COVID-19 pandemic, resulting in widespread uncertainty for individuals and businesses.  The United States Department of Homeland Security considers construction services a critical infrastructure activity, and with the exception of a few states, residential and commercial construction has been allowed to continue.  The Company continues to operate in those locations where installation and distribution services are permitted and can be carried out safely, however there is no guarantee that these operations will not be impacted or require total cessation in the future.  Additionally, the duration of the COVID-19 pandemic and related disruptions of regular activities is not predictable, nor is the magnitude of the impact that the COVID-19 pandemic will have on the Company’s operational and financial performance.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding the repurchase of our common stock for the three months ended March 31, 2020, in thousands, except share and per share data:

Period	Total Number of Shares Purchased	Average Price Paid per Common Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2020 - January 31, 2020	—	$—	—	$89,114
February 1, 2020 - February 29, 2020	—	$—	—	$89,114
March 1, 2020 - March 31, 2020 (a)	188,100	$75.10	261,555	$74,987
Total	188,100	$75.10	261,555

(a) In the one month period ended March 31, 2020, the number of shares purchased as part of publicly announced plans or programs includes 73,455 shares we received as final settlement of our 2019 ASR Agreement. For more information see Note 12 – Share Repurchase Program to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report, which note is incorporated in this Item 2 by reference.

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

INDEX TO EXHIBITS

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Title	Form	Exhibit	Filing Date	Herewith
10.1	Amended and Restated Credit Agreement, dated March 20, 2020, among TopBuild Corp., Bank of America, N.A., as administrative agent, and the other lenders and agents party thereto	8-K	10.1	3/23/2020

10.2	Amended and Restated Security and Pledge Agreement, dated March 20, 2020, among TopBuild Corp., Bank of America, N.A., as administrative agent, and the grantors party thereto	8-K	10.2	3/23/2020

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1‡	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2‡	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

‡Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOPBUILD CORP.

By:	/s/ John S. Peterson
Name:	John S. Peterson
Title:	Vice President and Chief Financial Officer
(Principal Financial Officer)

May 5, 2020