Form 10-Q
period 2020-06-30
TopBuild Corp
filed 2020-08-04
CIK 1633931

UNITED STATES

SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The registrant had outstanding 33,080,596 shares of Common Stock, par value $0.01 per share as of July 28, 2020.

TOPBUILD CORP.

GLOSSARY

We use acronyms, abbreviations, and other defined terms throughout this quarterly report on Form 10-Q, which are defined in the glossary below:

Term	Definition
2015 LTIP	2015 Long-Term Incentive program authorizes the Board to grant stock options, stock appreciation rights, restricted shares, restricted share units, performance awards, and dividend equivalents
2017 Repurchase Program	$200 million share repurchase program authorized by the Board on February 24, 2017
2018 ASR Agreement	$50 million accelerated share repurchase agreement with JPMorgan Chase Bank, N.A.
2019 Repurchase Program	$200 million share repurchase program authorized by the Board on February 22, 2019
2019 ASR Agreement	$50 million accelerated share repurchase agreement with Bank of America, N.A.
Amended Credit Agreement	Senior secured credit agreement and related security and pledge agreement dated March 20, 2020
Annual Report	Annual report filed with the SEC on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Board	Board of Directors of TopBuild
BofA	Bank of America, N.A.
Cooper	Cooper Glass Company, LLC
Current Report	Current report filed with the SEC on Form 8-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
EBITDA	Earnings before interest, taxes, depreciation, and amortization
EcoFoam	Bella Insulutions Inc., DBA EcoFoam/Insulutions
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Generally accepted accounting principles in the United States of America
Hunter	Hunter Insulation
IBR	Incremental borrowing rate, as defined in ASC 842
Lenders	Bank of America, N.A., together with the other lenders party to the "Amended Credit Agreement"
LIBOR	London interbank offered rate
Net Leverage Ratio	As defined in the “Amended Credit Agreement,” the ratio of outstanding indebtedness, less up to $100 million of unrestricted cash, to EBITDA
NYSE	New York Stock Exchange
Original Credit Agreement	Senior secured credit agreement and related security and pledge agreement dated May 5, 2017, as amended March 28, 2018
Quarterly Report	Quarterly report filed with the SEC on Form 10-Q pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Revolving Facility	Senior secured revolving credit facilities available under the Amended Credit Agreement, of $450 million with applicable sublimits for letters of credit and swingline loans.
ROU	Right of use (asset), as defined in ASC 842
RSA	Restricted stock award
Santa Rosa	Santa Rosa Insulation and Fireproofing, LLC
SEC	United States Securities and Exchange Commission
Secured Leverage Ratio	As defined in the “Amended Credit Agreement,” the ratio of outstanding indebtedness, including letters of credit, to EBITDA
Senior Notes	TopBuild's 5.625% senior unsecured notes due on May 1, 2026
TopBuild	TopBuild Corp. and its wholly-owned consolidated domestic subsidiaries. Also, the "Company," "we," "us," and "our"
Viking	Viking Insulation Co.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TOPBUILD CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands except share data)

	As of
	June 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$258,837	$184,807
Receivables, net of an allowance for credit losses of $7,541 at June 30, 2020, and allowance for doubtful accounts of $4,854 at December 31, 2019	423,000	428,844
Inventories, net	147,304	149,078
Prepaid expenses and other current assets	7,962	17,098
Total current assets	837,103	779,827

Right of use assets	85,236	87,134
Property and equipment, net	176,179	178,080
Goodwill	1,379,821	1,367,918
Other intangible assets, net	176,871	181,122
Deferred tax assets, net	4,358	4,259
Other assets	11,011	5,623
Total assets	$2,670,579	$2,603,963

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$293,224	$307,970
Current portion of long-term debt	23,168	34,272
Accrued liabilities	120,689	98,418
Short-term lease liabilities	34,444	36,094
Total current liabilities	471,525	476,754

Long-term debt	694,320	697,955
Deferred tax liabilities, net	174,229	175,263
Long-term portion of insurance reserves	50,608	45,605
Long-term lease liabilities	54,798	54,010
Other liabilities	7,447	1,487
Total liabilities	1,452,927	1,451,074

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value: 10,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value: 250,000,000 shares authorized; 39,021,348 shares issued and 33,102,143 outstanding at June 30, 2020, and 38,884,530 shares issued and 33,489,769 outstanding at December 31, 2019	389	388
Treasury stock, 5,919,205 shares at June 30, 2020, and 5,394,761 shares at December 31, 2019, at cost	(371,670)	(330,018)
Additional paid-in capital	853,029	849,657
Retained earnings	735,904	632,862
Total equity	1,217,652	1,152,889
Total liabilities and equity	$2,670,579	$2,603,963

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands except share and per common share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	$646,099	$660,112	$1,299,327	$1,279,442
Cost of sales	468,045	485,190	949,316	948,824
Gross profit	178,054	174,922	350,011	330,618

Selling, general, and administrative expense	97,600	98,883	199,568	197,960
Operating profit	80,454	76,039	150,443	132,658

Other income (expense), net:
Interest expense	(8,277)	(9,631)	(17,018)	(19,232)
Loss on extinguishment of debt	—	—	(233)	—
Other, net	89	526	561	858
Other expense, net	(8,188)	(9,105)	(16,690)	(18,374)
Income before income taxes	72,266	66,934	133,753	114,284

Income tax expense	(16,770)	(14,883)	(27,485)	(24,249)
Net income	$55,496	$52,051	$106,268	$90,035

Net income per common share:
Basic	$1.69	$1.53	$3.22	$2.64
Diluted	$1.67	$1.51	$3.18	$2.60

Weighted average shares outstanding:
Basic	32,867,842	33,976,169	33,018,148	34,072,314
Diluted	33,202,423	34,557,664	33,401,135	34,630,048

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2020	2019
Cash Flows Provided by (Used in) Operating Activities:
Net income	$106,268	$90,035
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,311	25,538
Share-based compensation	9,038	7,485
Loss on extinguishment of debt	233	—
Loss on sale or abandonment of property and equipment	320	561
Amortization of debt issuance costs	716	779
Provision for bad debt expense	3,756	3,688
Loss from inventory obsolescence	1,313	1,251
Deferred income taxes, net	(38)	(21)
Change in certain assets and liabilities
Receivables, net	1,894	(41,489)
Inventories, net	538	17,391
Prepaid expenses and other current assets	9,151	14,969
Accounts payable	(16,390)	(23,823)
Accrued liabilities	28,188	(1,131)
Payment of contingent consideration	(413)	—
Other, net	277	1,031
Net cash provided by operating activities	178,162	96,264

Cash Flows Provided by (Used in) Investing Activities:
Purchases of property and equipment	(20,937)	(21,982)
Acquisition of businesses	(20,526)	—
Proceeds from sale of property and equipment	763	1,961
Other, net	—	22
Net cash used in investing activities	(40,700)	(19,999)

Cash Flows Provided by (Used in) Financing Activities:
Proceeds from issuance of long-term debt	300,000	4,998
Repayment of long-term debt	(313,407)	(11,364)
Payment of debt issuance costs	(2,280)	—
Taxes withheld and paid on employees' equity awards	(13,165)	(8,471)
Repurchase of shares of common stock	(34,152)	(19,499)
Payment of contingent consideration	(428)	(1,091)
Net cash used in financing activities	(63,432)	(35,427)

Cash and Cash Equivalents
Increase for the period	74,030	40,838
Beginning of period	184,807	100,929
End of period	$258,837	$141,767

Supplemental disclosure of noncash activities:
Leased assets obtained in exchange for new operating lease liabilities	$19,257	$110,192
Accruals for property and equipment	323	497

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

(In thousands except share data)

	Common	Treasury	Additional
	Stock	Stock	Paid-in	Retained
	($0.01 par value)	at cost	Capital	Earnings	Equity
Balance at December 31, 2018	$387	$(216,607)	$846,451	$441,867	$1,072,098
Net income	—	—	—	37,983	37,983
Share-based compensation	—	—	2,972	—	2,972
Issuance of 112,270 restricted share awards under long-term equity incentive plan	1	—	(1)	—	—
Repurchase of 176,327 shares pursuant to the settlement of the 2018 ASR Agreement	—	(10,000)	10,000	—	—
Repurchase of 72,791 shares pursuant to the 2019 Repurchase Program	—	(4,622)	—	—	(4,622)
105,615 shares withheld to pay taxes on employees' equity awards	—	—	(5,578)	—	(5,578)
Balance at March 31, 2019	$388	$(231,229)	$853,844	$479,850	$1,102,853
Net income	—	—	—	52,051	52,051
Share-based compensation	—	—	4,513	—	4,513
Repurchase of 196,885 shares of common stock pursuant to the 2019 Repurchase Program	—	(14,878)	—	—	(14,878)
54,811 shares of common stock withheld to pay taxes on employees' equity awards	—	—	(2,893)	—	(2,893)
Balance at June 30, 2019	$388	$(246,107)	$855,464	$531,901	$1,141,646

Balance at December 31, 2019	$388	$(330,018)	$849,657	$632,862	$1,152,889
Net income	—	—	—	50,771	50,771
Share-based compensation	—	—	3,908	—	3,908
Cumulative-effect of accounting change	—	—	—	(3,225)	(3,225)
Issuance of 63,780 restricted share awards under long-term equity incentive plan	1	—	(1)	—	—
Repurchase of 73,455 shares pursuant to the settlement of the 2019 ASR Agreement	—	(7,500)	7,500	—	—
Repurchase of 188,100 shares pursuant to the 2019 Repurchase Program	—	(14,127)	—	—	(14,127)
97,144 shares withheld to pay taxes on employees' equity awards	—	—	(10,399)	—	(10,399)
Balance at March 31, 2020	$389	$(351,645)	$850,665	$680,408	$1,179,817
Net income	—	—	—	55,496	55,496
Share-based compensation	—	—	5,130	—	5,130
Repurchase of 262,889 shares of common stock pursuant to the 2019 Repurchase Program		(20,025)	—	—	(20,025)
38,372 shares of common stock withheld to pay taxes on employees' equity awards	—	—	(2,766)	—	(2,766)
Balance at June 30, 2020	$389	$(371,670)	$853,029	$735,904	$1,217,652

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

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to state fairly our financial position as of June 30, 2020, our results of operations for the three and six months ended June 30, 2020 and 2019 and cash flows for the six months ended June 30, 2020 and 2019.  The condensed consolidated balance sheet at December 31, 2019, was derived from our audited financial statements, but does not include all disclosures required by GAAP.

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

Recently Adopted Accounting Pronouncements

Credit Losses

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the current incurred loss methodology with an expected loss methodology, referred to as the current expected credit loss (CECL) methodology.  We adopted Topic 326 on January 1, 2020, using the modified retrospective method, which resulted in a $3.2 million cumulative-effect adjustment recorded through retained earnings at the beginning of 2020.

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

3.  REVENUE RECOGNITION

Revenue is disaggregated between our Installation and Distribution segments and further based on market and product, as we believe this best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.  The following tables present our revenues disaggregated by market (in thousands):

	Three Months Ended June 30,
	2020				2019
	Installation	Distribution	Elims	Total	Installation	Distribution	Elims	Total
Residential	$370,969	$163,615	$(29,050)	$505,534	$373,945	$159,774	$(29,060)	$504,659
Commercial	95,600	52,721	(7,756)	140,565	109,083	53,713	(7,343)	155,453
Net sales	$466,569	$216,336	$(36,806)	$646,099	$483,028	$213,487	$(36,403)	$660,112

	Six Months Ended June 30,
	2020				2019
	Installation	Distribution	Elims	Total	Installation	Distribution	Elims	Total
Residential	$744,250	$326,071	$(58,055)	$1,012,266	$723,818	$313,552	$(56,576)	$980,794
Commercial	198,192	104,487	(15,618)	287,061	208,592	104,399	(14,343)	298,648
Net sales	$942,442	$430,558	$(73,673)	$1,299,327	$932,410	$417,951	$(70,919)	$1,279,442

The following tables present our revenues disaggregated by product (in thousands):

	Three Months Ended June 30,
	2020				2019
	Installation	Distribution	Elims	Total	Installation	Distribution	Elims	Total
Insulation and accessories	$360,999	$175,559	$(29,548)	$507,010	$377,541	$174,024	$(28,182)	$523,383
Glass and windows	39,371	—	—	39,371	39,086	—	—	39,086
Gutters	21,577	25,979	(5,687)	41,869	21,569	23,066	(6,294)	38,341
All other	44,622	14,798	(1,571)	57,849	44,832	16,397	(1,927)	59,302
Net sales	$466,569	$216,336	$(36,806)	$646,099	$483,028	$213,487	$(36,403)	$660,112

Table ofContents

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Six Months Ended June 30,
	2020				2019
	Installation	Distribution	Elims	Total	Installation	Distribution	Elims	Total
Insulation and accessories	$730,995	$355,808	$(59,607)	$1,027,196	$727,496	$343,606	$(56,016)	$1,015,086
Glass and windows	80,690	—	—	80,690	76,954	—	—	76,954
Gutters	40,506	45,970	(11,074)	75,402	40,492	41,651	(11,881)	70,262
All other	90,251	28,780	(2,992)	116,039	87,468	32,694	(3,022)	117,140
Net sales	$942,442	$430,558	$(73,673)	$1,299,327	$932,410	$417,951	$(70,919)	$1,279,442

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

The following table represents our contract assets and contract liabilities with customers, in thousands:

	Included in Line Item on	As of
	Condensed Consolidated	June 30,	December 31,
	Balance Sheets	2020	2019
Contract Assets:
Receivables, unbilled	Receivables, net	$53,120	$57,153

Contract Liabilities:
Deferred revenue	Accrued liabilities	$15,719	$16,139

Table ofContents

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

In the fourth quarter of 2019, we performed an annual assessment on our goodwill resulting in no impairment.

Changes in the carrying amount of goodwill for the six months ended June 30, 2020 by segment, were as follows, in thousands:

	Gross Goodwill		Gross Goodwill	Accumulated	Net Goodwill
	at		at	Impairment	at
	December 31, 2019	Additions	June 30, 2020	Losses	June 30, 2020
Goodwill, by segment:
Installation	$1,683,589	$11,903	$1,695,492	$(762,021)	$933,471
Distribution	446,350	—	446,350	—	446,350
Total goodwill	$2,129,939	$11,903	$2,141,842	$(762,021)	$1,379,821

See Note 13 – Business Combinations for goodwill recognized on acquisitions that occurred in the first half of 2020.

Other intangible assets, net includes customer relationships, non-compete agreements, and trademarks / trade names.  The following table sets forth our other intangible assets, in thousands:

	As of
	June 30,	December 31,
	2020	2019
Gross definite-lived intangible assets	$227,761	$221,382
Accumulated amortization	(50,890)	(40,260)
Net definite-lived intangible assets	176,871	181,122
Indefinite-lived intangible assets not subject to amortization	—	—
Other intangible assets, net	$176,871	$181,122

The following table sets forth our amortization expense, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Amortization expense	$5,358	$5,173	$10,630	$10,346

Table ofContents

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. LONG-TERM DEBT

The following table reconciles the principal balances of our outstanding debt to our condensed consolidated balance sheets, in thousands:

	As of
	June 30,	December 31,
	2020	2019
Senior Notes - 5.625% due May 2026	$400,000	$400,000
Term loan	296,250	305,625
Equipment notes	29,492	33,525
Unamortized debt issuance costs	(8,254)	(6,923)
Total debt, net of unamortized debt issuance costs	717,488	732,227
Less: current portion of long-term debt	23,168	34,272
Total long-term debt	$694,320	$697,955

The following table sets forth our remaining principal payments for our outstanding debt balances as of June 30, 2020, in thousands:

	Payments Due by Period
	2020	2021	2022	2023	2024	Thereafter	Total
Senior Notes	$—	$—	$—	$—	$—	$400,000	$400,000
Term loan	7,500	15,000	20,625	22,500	28,125	202,500	296,250
Equipment notes	4,048	8,326	8,651	6,337	2,130	—	29,492
Total	$11,548	$23,326	$29,276	$28,837	$30,255	$602,500	$725,742

Amended Credit Agreement and Senior Secured Term Loan Facility

On March 20, 2020, the Company entered into an Amended Credit Agreement, which renewed, amended and restated the Original Credit Agreement in its entirety.  The Amended Credit Agreement provides for a term loan facility in an aggregate principal amount of $300.0 million, all of which was drawn on March 20, 2020 and a Revolving Facility with an aggregate borrowing capacity of $450.0 million, including a $100.0 million letter of credit sublimit and up to a $35.0 million swingline sublimit.  The maturity date for the loans under the Amended Credit Agreement was extended from May 2022 to March 2025.

The following table outlines the key terms of our Amended Credit Agreement (dollars in thousands):

Senior secured term loan facility	$300,000

Additional term loan and/or revolver capacity available under incremental facility (a)	$300,000

Revolving Facility	$450,000
Sublimit for issuance of letters of credit under Revolving Facility (b)	$100,000
Sublimit for swingline loans under Revolving Facility (b)	$35,000

Interest rate as of June 30, 2020	1.75%
Scheduled maturity date	3/20/2025
(a)	Additional borrowing capacity is available under the incremental facility, subject to certain terms and conditions (including existing or new lenders providing commitments in respect of such additional borrowing capacity).
(b)	Use of the sublimits for the issuance of letters of credit and swingline loans reduces the availability under the Revolving Facility.

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

	As of
	June 30,	December 31,
	2020	2019
Revolving Facility	$450,000	$250,000
Less: standby letters of credit	(60,382)	(61,382)
Availability under Revolving Facility	$389,618	$188,618

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

Table ofContents

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Equipment Notes

As of December 31, 2019, the company has issued $41.6 million of equipment notes for the purpose of financing the purchase of vehicles and equipment. No equipment notes were issued during the six months ended June 30, 2020. The Company’s equipment notes each have a five year term maturing from 2023 to 2024 and bear interest at fixed rates between 2.8% and 4.4%.

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

As of June 30, 2020
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

Fair Value on Non-Recurring Basis

Fair value measurements were applied to our long-term debt portfolio.  We believe the carrying value of our term loan approximates the fair market value primarily due to the fact that the non-performance risk of servicing our debt obligations, as reflected in our business and credit risk profile, has not materially changed since we assumed our debt obligations under the Amended Credit Agreement.  In addition, due to the floating-rate nature of our term loan, the market value is not subject to variability solely due to changes in the general level of interest rates as is the case with a fixed-rate debt obligation.  Based on active market trades of our Senior Notes close to June 30, 2020 (Level 1 fair value measurement), we estimate that the fair value of the Senior Notes is approximately $414.0 million compared to a gross carrying value of $400.0 million at June 30, 2020.

Table ofContents

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7.  SEGMENT INFORMATION

The following tables set forth our net sales and operating results by segment, in thousands:

	Three Months Ended June 30,
	2020	2019	2020	2019

	Net Sales		Operating Profit (b)
Our operations by segment were (a):
Installation	$466,569	$483,028	$69,643	$68,423
Distribution	216,336	213,487	24,155	21,151
Intercompany eliminations	(36,806)	(36,403)	(5,961)	(6,405)
Total	$646,099	$660,112	87,837	83,169
General corporate expense, net (c)			(7,383)	(7,130)
Operating profit, as reported			80,454	76,039
Other expense, net			(8,188)	(9,105)
Income before income taxes			$72,266	$66,934

	Six Months Ended June 30,
	2020	2019	2020	2019

	Net Sales		Operating Profit (b)
Our operations by segment were (a):
Installation	$942,442	$932,410	$129,994	$119,722
Distribution	430,558	417,951	48,825	41,748
Intercompany eliminations	(73,673)	(70,919)	(11,795)	(12,078)
Total	$1,299,327	$1,279,442	167,024	149,392
General corporate expense, net (c)			(16,581)	(16,734)
Operating profit, as reported			150,443	132,658
Other expense, net			(16,690)	(18,374)
Income before income taxes			$133,753	$114,284
(a)	All of our operations are located in the U.S.
(b)	Segment operating profit includes an allocation of general corporate expenses attributable to the operating segments which is based on direct benefit or usage (such as salaries of corporate employees who directly support the segment).
(c)	General corporate expense, net includes expenses not specifically attributable to our segments for functions such as corporate human resources, finance, and legal, including salaries, benefits, and other related costs.

8. LEASES

We have operating leases for our installation branch locations, distribution centers, our Branch Support Center in Daytona Beach, Florida, vehicles and certain equipment. In addition, we lease certain operating facilities from certain related parties, primarily former owners (and in some cases, current management personnel) of companies acquired.  These related party leases are immaterial to our unaudited condensed consolidated statements of operations. As of June 30, 2020, we did not have any finance leases.

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

We recognize a ROU asset and a lease liability at the lease commencement date.  Our leases may include options to extend or terminate the lease, which will be reflected in the calculation of the lease liability and corresponding ROU asset when it is reasonably certain that we will exercise that option. In addition, certain vehicle lease agreements have residual value guarantees at the end of the lease term which require us to return the asset with a specified percentage of the original or other calculated value.  We do not recognize ROU assets and lease liabilities for short-term leases that have an initial lease term of 12 months or less.  We recognize the lease payments associated with short-term leases as an expense on a straight-line basis over the lease term.

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

The components of lease expense were as follows and are primarily included in cost of sales on the accompanying unaudited condensed consolidated statements of operations, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost (a)	$12,096	$12,668	$24,367	$26,204
Short-term lease cost	2,813	3,005	5,877	6,010
Sublease income	(49)	(154)	(111)	(308)
Net lease cost	$14,860	$15,519	$30,133	$31,906
(a)	Includes variable cost components of $1,330 and $1,389 in the three months ended June 30, 2020 and 2019, respectively, and $2,774 and $2,767 of variable cost components in the six months ended June 30, 2020 and 2019, respectively.

Table ofContents

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Future minimum lease payments under non-cancellable operating leases as of June 30, 2020 were as follows, in thousands:

Payments due by Period
2020	$20,072
2021	30,979
2022	20,751
2023	11,043
2024	6,287
2025 & Thereafter	6,390
Total future minimum lease payments	95,522

Less: imputed interest	(6,280)

Lease liability at June 30, 2020	$89,242

As of  June 30, 2020, the weighted average remaining lease term was 3.5 years and the related lease liability was calculated using a weighted average discount rate of 4.0%.

The amount below is included in the cash flows provided by (used in) operating activities section on the accompanying unaudited condensed consolidated statements of cash flows, in thousands:

	Six Months Ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities	$(21,544)	$(22,896)

9.  INCOME TAXES

Our effective tax rates were 23.2 percent and 20.5 percent for the three and six months ended June 30, 2020, respectively. The effective tax rates for the three and six months ended June 30, 2019, were 22.2 percent and 21.2 percent, respectively.  The higher 2020 tax rate for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was due to a smaller impact related to the discrete tax benefit for share-based compensation.

A tax benefit of $1.4 million and $6.9 million related to share-based compensation was recognized in our condensed consolidated statements of operations as a discrete item in income tax expense for the three and six months ended June 30, 2020, respectively.

At June 30, 2020, the net deferred tax liability of $169.8 million consisted of net long-term deferred tax assets of $4.4 million and net long-term deferred tax liabilities of $174.2 million.  The decrease in the net deferred tax liability was primarily related to the adoption of ASU 2016-13.

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

Table ofContents

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Basic and diluted net income per share were computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (in thousands) - basic and diluted	$55,496	$52,051	$106,268	$90,035

Weighted average number of common shares outstanding - basic	32,867,842	33,976,169	33,018,148	34,072,314

Dilutive effect of common stock equivalents:
RSAs with service-based conditions	47,618	84,952	59,419	88,516
RSAs with market-based conditions	146,496	174,840	138,760	177,436
RSAs with performance-based conditions	17,314	71,246	33,546	53,618
Stock options	123,153	250,457	151,262	238,164

Weighted average number of common shares outstanding - diluted	33,202,423	34,557,664	33,401,135	34,630,048

Basic net income per common share	$1.69	$1.53	$3.22	$2.64

Diluted net income per common share	$1.67	$1.51	$3.18	$2.60

The following table summarizes shares excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Anti-dilutive common stock equivalents:
RSAs with service-based conditions	7,281	1,087	6,276	7,897
RSAs with market-based conditions	—	—	4,171	9,851
RSAs with performance-based conditions	—	—	—	—
Stock options	61,370	81,411	46,718	102,550
Total anti-dilutive common stock equivalents	68,651	82,498	57,165	120,298

11. SHARE-BASED COMPENSATION

Effective July 1, 2015, our eligible employees commenced participation in the 2015 LTIP.  The 2015 LTIP authorizes the Board to grant stock options, stock appreciation rights, restricted shares, restricted share units, performance awards, and dividend equivalents.  All grants are made by issuing new shares and no more than 4.0 million shares of common stock may be issued under the 2015 LTIP.  As of June 30, 2020, we had 2.1 million shares remaining available for issuance under the 2015 LTIP.

Share-based compensation expense is included in selling, general, and administrative expense.  The income tax effect associated with share-based compensation awards is included in income tax expense.  The following table presents share-based compensation amounts recognized in our condensed consolidated statements of operations, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Share-based compensation expense	$5,130	$4,513	$9,038	$7,485
Income tax benefit realized	$1,396	$1,560	$6,896	$3,806

Table ofContents

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents a summary of our share-based compensation activity for the six months ended June 30, 2020, in thousands, except per share amounts:

	RSAs		Stock Options
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance December 31, 2019	411.6	$57.51	373.5	$17.06	$45.90	$21,356.4
Granted	166.3	$128.86	71.0	$39.49	$118.58
Converted/Exercised	(233.9)	$44.72	(165.6)	$15.15	$40.41	$11,135.5
Forfeited/Expired	(17.0)	$91.77	(19.2)	$30.50	$88.89
Balance June 30, 2020	327.0	$82.72	259.7	$23.42	$66.10	$12,670.8

Exercisable June 30, 2020 (a)			47.5	$22.69	$61.81	$2,467.1
(a)	The weighted average remaining contractual term for vested stock options is approximately 7.5 years.

Unrecognized share-based compensation expense related to unvested awards is shown in the following table, dollars in thousands:

	As of June 30, 2020
	Unrecognized Compensation Expense on Unvested Awards	Weighted Average Remaining Vesting Period
RSAs	$11,929	1.4 years
Stock options	1,620	1.0 years
Total unrecognized compensation expense related to unvested awards	$13,549

Our RSAs with performance-based conditions are evaluated on a quarterly basis with adjustments to compensation expense based on the likelihood of the performance target being achieved or exceeded.  The following table shows the range of payouts and the related expense for our outstanding RSAs with performance-based conditions, in thousands:

		Payout Ranges and Related Expense
RSAs with Performance-Based Conditions	Grant Date Fair Value	0%	25%	100%	200%
February 19, 2018	$2,020	$—	$505	$2,020	$4,040
February 18, 2019	$2,392	$—	$598	$2,392	$4,784
February 17, 2020	$2,800	$—	$700	$2,800	$5,600

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

The following table sets forth our share repurchases under the 2019 and 2017 Repurchase Programs during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Number of shares repurchased	262,889	196,885	524,444 (a)	446,003 (b)
Share repurchase cost (in thousands)	$20,025	$14,878	$34,152	$19,499

(a) The six months ended June 30, 2020 includes 73,455 shares we received as final settlement of our 2019 ASR Agreement.

(b) The six months ended June 30, 2019 includes 176,327 shares we received as final settlement of our 2018 ASR Agreement.

Table ofContents

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

13. BUSINESS COMBINATIONS

As part of our strategy to supplement our organic growth and expand our access to additional markets and products, we completed one acquisition in 2019, and two acquisitions to date in 2020.  Each acquisition was accounted for as a business combination under ASC 805, “Business Combinations.” There were no acquisition related costs for the three months ended June 30, 2020 and 2019. Acquisition related costs for the six months ended June 30, 2020 and 2019, were $0.2 million and $0.1 million, respectively. Acquisition costs are included in selling, general, and administrative expense in our condensed consolidated statements of operations.

Acquisitions

On July 15, 2019, we acquired Viking, an insulation company located in Burbank, California. The purchase price of approximately $7.7 million was funded by cash on hand of $6.5 million and contingent consideration of $1.2 million.

On February 20, 2020, we acquired Cooper, a commercial glass company serving the Memphis market. The purchase price of approximately $11.5 million was funded by cash on hand of $10.5 million and contingent consideration of $1.0 million.  We recognized goodwill of $6.4 million in connection with this acquisition during the six months ended June 30, 2020.

On February 24, 2020, we acquired Hunter, a residential insulation company located in Long Island, New York. The purchase price of approximately $9.1 million was funded by cash on hand. We recognized goodwill of $5.5 million in connection with this acquisition during the six months ended June 30, 2020.

Contingent Consideration

On February 27, 2017, we acquired substantially all of the assets of EcoFoam, a residential and light commercial insulation installation company with locations in Colorado Springs and Denver, Colorado.  The purchase price of approximately $22.3 million was funded by cash on hand of $20.2 million and contingent consideration of $2.1 million. The contingent consideration arrangement requires additional consideration to be paid by TopBuild to the sellers of EcoFoam based on EcoFoam’s attainment of annual revenue targets over a three-year period.  The total amount of undiscounted contingent consideration which TopBuild is required to pay under the arrangement is $2.5 million.  The fair value of $2.1 million contingent consideration recognized on the acquisition date was estimated by applying the income approach using discounted cash flows.  That measure is based on significant Level 3 inputs not observable in the market.  The significant assumption includes a discount rate of 9.5%.  Changes in the fair value measurement each period reflect the passage of time as well as the impact of adjustments, if any, to the likelihood of achieving the specified targets.  We made the final contingent payment of $0.8 million during the three months ended June 30, 2020 and have no remaining obligation under the arrangement.

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

Table ofContents

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the fair value of contingent consideration, in thousands:

	EcoFoam	Viking	Cooper
Date of Acquisition	February 27, 2017	July 15, 2019	February 20, 2020
Fair value of contingent consideration recognized at acquisition date	$2,110	$1,243	$1,000

Contingent consideration at December 31, 2019	$822	$1,304	$—
Additions	—	—	1,000
Change in fair value of contingent consideration during the six months ended June 30, 2020	19	64	—
Payment of contingent consideration during the six months ended June 30, 2020	(841)	—	—
Liability balance for contingent consideration at June 30, 2020	$—	$1,368	$1,000

14.  ACCRUED LIABILITIES

The following table sets forth the components of accrued liabilities, in thousands:

	As of
	June 30,	December 31,
	2020	2019
Accrued liabilities:
Salaries, wages, and commissions	$33,463	$32,154
Insurance liabilities	22,344	22,506
Deferred revenue	15,719	16,139
Interest payable on long-term debt	4,134	3,966
Income taxes payable	19,360	50
Other	25,669	23,603
Total accrued liabilities	$120,689	$98,418

See Note 3 – Revenue Recognition for discussion of our deferred revenue balances and related revenue recognition policy.

Income taxes payable as of June 30, 2020 increased to $19.4 million primarily as a result of the government’s response to COVID-19, which delayed the due date for certain tax payments which would have historically been paid by June 30, 2020. In the prior year, these payments were represented as prepaid expenses and other current assets on the condensed consolidated balance sheet.

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

The following table summarizes our outstanding performance, licensing, insurance and other bonds, in thousands:

	As of
	June 30,	December 31,
	2020	2019
Outstanding bonds:
Performance bonds	$98,435	$87,286
Licensing, insurance, and other bonds	25,528	25,309
Total bonds	$123,963	$112,595

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

TopBuild, headquartered in Daytona Beach, Florida, is a leading installer and distributor of insulation and other building products to the U.S. construction industry.  We trade on the NYSE under the ticker symbol “BLD.”

We operate in two segments:  Installation (TruTeam) and Distribution (Service Partners).  Our Installation segment installs insulation and other building products nationwide through our TruTeam contractor services business, which, as of June 30, 2020, had approximately 200 branches located across the United States.  We install various insulation applications, including fiberglass batts and rolls, blown-in loose fill fiberglass, blown-in loose fill cellulose, and polyurethane spray foam.  Additionally, we install other building products including gutters, glass and windows, afterpaint products, fireproofing, garage doors, fireplaces, shower enclosures, and closet shelving.  We handle every stage of the installation process, including material procurement supplied by leading manufacturers, project scheduling and logistics, multi-phase professional installation, and installation quality assurance.

Our Distribution segment sells and distributes insulation and other building products, including gutters, fireplaces, closet shelving, and roofing materials through our Service Partners business, which, as of June 30, 2020, had approximately 75 branches located across the United States.  Our Service Partners customer base consists of thousands of insulation contractors of all sizes, gutter contractors, weatherization contractors, other contractors, dealers, metal building erectors, and modular home builders.

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

COVID-19 BUSINESS UPDATE

We continue to monitor the COIVD-19 pandemic and its impact on macroeconomic and local economic conditions.  During the second quarter, segments of the United States economy reopened, allowing the residential and commercial construction industries to operate without significant restrictions across the country.  Prior to this reopening, four states had deemed residential and commercial construction nonessential, negatively impacting sales.  Accordingly, we took steps to reduce expenses in response to and in anticipation of the lower sales levels.  While we are currently able to operate in all of our locations, there is no guarantee that the services we provide will continue to be allowed or that other events making the provision of our services challenging or impossible, will not occur.  For example, if there are surges in levels of COVID-19 infections in certain states, those states may respond by, among other things, deeming residential and commercial construction as nonessential.

We continue to implement procedures and processes to ensure the safety of our employees, including increasing our cleaning and sanitizing practices at all locations and for all company vehicles, mandating social distancing on job sites and within our branch operations and limiting all but essential travel.  Additionally, we are not able to predict whether our customers will continue to operate at their current or typical volumes, and such decreases in their operations would have a negative impact on our business.  We are also unable to predict how long the COVID-19 pandemic will last and the impact of the pandemic on demand for our products and services.  For additional discussion of the potential impact of the COVID-19 pandemic on our business, see the sections entitled “Outlook” and “Risk Factors” included in this Quarterly Report.

The following discussion and analysis contains forward-looking statements and should be read in conjunction with the unaudited condensed consolidated financial statements, the notes thereto, and the section entitled “Forward-Looking Statements” included in this Quarterly Report.

SECOND QUARTER 2020 VERSUS SECOND QUARTER 2019

The following table sets forth our net sales, gross profit, operating profit, and margins, as reported in our condensed consolidated statements of operations, in thousands:

	Three Months Ended June 30,
	2020	2019
Net sales	$646,099	$660,112
Cost of sales	468,045	485,190
Cost of sales ratio	72.4%	73.5%

Gross profit	178,054	174,922
Gross profit margin	27.6%	26.5%

Selling, general, and administrative expense	97,600	98,883
Selling, general, and administrative expense to sales ratio	15.1%	15.0%

Operating profit	80,454	76,039
Operating profit margin	12.5%	11.5%

Other expense, net	(8,188)	(9,105)
Income tax expense	(16,770)	(14,883)
Net income	$55,496	$52,051
Net margin	8.6%	7.9%

Sales and Operations

Net sales decreased 2.1 percent for the three months ended June 30, 2020, from the comparable period of 2019.  The decrease was primarily driven by a 3.6 percent reduction in sales volume driven by the negative impacts of the COVID-19 pandemic on business activity, partially offset by an increase in sales from our acquisitions.

Gross profit margins were 27.6 percent and 26.5 percent for the three months ended June 30, 2020 and 2019, respectively.  Gross profit margin improved primarily due to increased operational efficiencies, cost reduction initiatives, and lower insurance costs partially offset by higher depreciation expense.

Selling, general, and administrative expense, as a percent of sales, was 15.1 percent and 15.0 percent for the three months ended June 30, 2020 and 2019, respectively.  The increase in selling, general, and administrative expense as a percent of sales was primarily the result of lower sales volume and higher restructuring expenses, offset by savings from cost reduction initiatives and lower travel and entertainment costs.

Operating margins were 12.5 percent and 11.5 percent for the three months ended June 30, 2020 and 2019, respectively.  The increase in operating margins was due to operational efficiencies, savings from cost reduction initiatives, lower insurance costs, and lower travel and entertainment costs partially offset by higher depreciation and restructuring expenses.

Business Segment Results

The following table sets forth our net sales and operating profit margins by business segment, in thousands:

	Three Months Ended June 30,
	2020	2019	Percent Change
Net sales by business segment:
Installation	$466,569	$483,028	(3.4)%
Distribution	216,336	213,487	1.3%
Intercompany eliminations	(36,806)	(36,403)
Net sales	$646,099	$660,112	(2.1)%

Operating profit by business segment:
Installation	$69,643	$68,423	1.8%
Distribution	24,155	21,151	14.2%
Intercompany eliminations	(5,961)	(6,405)
Operating profit before general corporate expense	87,837	83,169	5.6%
General corporate expense, net	(7,383)	(7,130)
Operating profit	$80,454	$76,039	5.8%

Operating profit margins:
Installation	14.9%	14.2%
Distribution	11.2%	9.9%
Operating profit margin before general corporate expense	13.6%	12.6%
Operating profit margin	12.5%	11.5%

Installation

Sales

Sales in the Installation segment decreased $16.5 million, or 3.4 percent, for the three months ended June 30, 2020, as compared to the same period in 2019.  Sales decreased 5.5 percent due to volume and increased 1.4 percent due to acquisitions and 0.7 percent due to increased selling prices.

Operating margins

Operating margins in the Installation segment were 14.9 percent and 14.2 percent for the three months ended June 30, 2020 and 2019, respectively.  The increase in operating margins was driven by operational efficiencies, savings from cost reduction initiatives, lower insurance costs, and lower travel and entertainment costs partially offset by higher depreciation and restructuring expenses.

Distribution

Sales

Sales in the Distribution segment increased $2.8 million, or 1.3 percent, for the three months ended June 30, 2020, as compared to the same period in 2019.  Sales increased 1.7 percent due to volume and declined 0.4 percent due to pricing decreases.

Operating margins

Operating margins in the Distribution segment were 11.2 percent and 9.9 percent for the three months ended June 30, 2020 and 2019, respectively.  The increase in operating margins was driven by operational efficiencies, savings from cost reduction initiatives, and lower travel and entertainment costs partially offset by higher depreciation and restructuring expenses.

OTHER ITEMS

Other expense, net

Other expense, net, which primarily consisted of interest expense, was $8.2 million and $9.1 million for the three months ended June 30, 2020 and 2019, respectively.  The decrease was primarily driven by lower LIBOR rates and a lower balance due on our term loan.

Income tax expense

Income tax expense was $16.8 million, an effective tax rate of 23.2 percent, for the three months ended June 30, 2020, compared to $14.9 million, an effective tax rate of 22.2 percent, for the comparable period in 2019.  The higher 2020 effective tax rate was due to a smaller benefit in 2020 related to share-based compensation.

FIRST SIX MONTHS 2020 VERSUS FIRST SIX MONTHS 2019

The following table sets forth our net sales, gross profit, operating profit, and margins, as reported in our condensed consolidated statements of operations, in thousands:

	Six Months Ended June 30,
	2020	2019
Net sales	$1,299,327	$1,279,442
Cost of sales	949,316	948,824
Cost of sales ratio	73.1%	74.2%

Gross profit	350,011	330,618
Gross profit margin	26.9%	25.8%

Selling, general, and administrative expense	199,568	197,960
Selling, general, and administrative expense to sales ratio	15.4%	15.5%

Operating profit	150,443	132,658
Operating profit margin	11.6%	10.4%

Other expense, net	(16,690)	(18,374)
Income tax expense	(27,485)	(24,249)
Net income	$106,268	$90,035
Net margin	8.2%	7.0%

Sales and Operations

Net sales increased 1.6 percent for the six months ended June 30, 2020, from the comparable period of 2019.  The increase was primarily driven by increased selling prices and acquisitions, with nearly flat volumes due to the negative impacts of COVID-19 on business activity.

Gross profit margins were 26.9 percent and 25.8 percent for the six months ended June 30, 2020 and 2019, respectively.  Gross profit margin improved primarily due to increased selling prices, operational efficiencies, and savings from cost reduction initiatives, partially offset by higher depreciation expense and higher material costs.

Selling, general, and administrative expense, as a percent of sales, was 15.4 percent and 15.5 percent for the six months ended June 30, 2020 and 2019, respectively.  Decreased selling, general, and administrative expense as a percent of sales was primarily the result of savings from cost reduction initiatives and lower travel and entertainment costs.

Operating margins were 11.6 percent and 10.4 percent for the six months ended June 30, 2020 and 2019, respectively.  The increase in operating margins was due to increased selling prices, operational efficiencies, savings from cost reduction initiatives and lower travel and entertainment costs, partially offset by higher depreciation expense and higher material costs.

Business Segment Results

The following table sets forth our net sales and operating profit margins by business segment, in thousands:

	Six Months Ended June 30,
	2020	2019	Percent Change
Net sales by business segment:
Installation	$942,442	$932,410	1.1%
Distribution	430,558	417,951	3.0%
Intercompany eliminations	(73,673)	(70,919)
Net sales	$1,299,327	$1,279,442	1.6%

Operating profit by business segment:
Installation	$129,994	$119,722	8.6%
Distribution	48,825	41,748	17.0%
Intercompany eliminations	(11,795)	(12,078)
Operating profit before general corporate expense	167,024	149,392	11.8%
General corporate expense, net	(16,581)	(16,734)
Operating profit	$150,443	$132,658	13.4%

Operating profit margins:
Installation	13.8%	12.8%
Distribution	11.3%	10.0%
Operating profit margin before general corporate expense	12.9%	11.7%
Operating profit margin	11.6%	10.4%

Installation

Sales

Sales in the Installation segment increased $10.0 million, or 1.1 percent, for the six months ended June 30, 2020, as compared to the same period in 2019.  Sales increased 1.4 percent due to increased selling prices and 1.2 percent due to acquisitions, but decreased 1.6 percent in volume driven by the negative impact of COVID-19 on business activity.

Operating margins

Operating margins in the Installation segment were 13.8 percent and 12.8 percent for the six months ended June 30, 2020 and 2019, respectively.  The increase in operating margins was driven by operational efficiencies, increased selling prices, cost reduction initiatives, and lower travel and entertainment costs, partially offset by higher depreciation and higher material costs.

Distribution

Sales

Sales in the Distribution segment increased $12.6 million, or 3.0 percent, for the six months ended June 30, 2020, as compared to the same period in 2019.  Sales increased 2.8 percent due to volume despite a negative impact from COVID-19 on business activity, and 0.3 percent due to increased selling prices.

Operating margins

Operating margins in the Distribution segment were 11.3 percent and 10.0 percent for the six months ended June 30, 2020 and 2019, respectively.  The increase in operating margins was driven by operational efficiencies, increased selling prices, savings from cost reduction initiatives and lower travel and entertainment costs, partially offset by higher depreciation and higher material costs.

OTHER ITEMS

Other expense, net

Other expense, net, which primarily consisted of interest expense, was $16.7 million and $18.4 million for the six months ended June 30, 2020 and 2019, respectively.  The decrease was primarily driven by lower LIBOR rates and a lower balance due on our term loan.

Income tax expense

Income tax expense was $27.5 million, an effective tax rate of 20.5 percent, for the six months ended June 30, 2020, compared to $24.2 million, an effective tax rate of 21.2 percent, for the comparable period in 2019.  The lower 2020 effective tax rate was due to a larger benefit in 2020 related to share-based compensation.

Cash Flows and Liquidity

Significant sources (uses) of cash and cash equivalents are summarized for the periods indicated, in thousands:

	Six Months Ended June 30,
	2020	2019
Changes in cash and cash equivalents:
Net cash provided by operating activities	$178,162	$96,264
Net cash used in investing activities	(40,700)	(19,999)
Net cash used in financing activities	(63,432)	(35,427)
Increase for the period	$74,030	$40,838

Net cash flows provided by operating activities increased $81.9 million for the six months ended June 30, 2020, as compared to the prior year period.  The change was primarily due to the timing of accounts receivable collections and accrued liability payments, as well as an increase in net income.

Net cash used in investing activities was $40.7 million for the six months ended June 30, 2020, primarily composed of $20.9 million for purchases of property and equipment, primarily vehicles, partially offset by $0.8 million in proceeds from the sale of property and equipment, and $20.5 million for the acquisitions of Cooper and Hunter.  Net cash used in investing activities was $20.0 million for the six months ended June 30, 2019, primarily composed of $22.0 million for purchases of property and equipment, primarily vehicles, partially offset by $2.0 million in proceeds from the sale of property and equipment.

Net cash used in financing activities was $63.4 million for the six months ended June 30, 2020.  During the six months ended June 30, 2020, we used $34.2 million for the repurchase of common stock pursuant to the 2019 Repurchase Program, $13.2 million on purchases of common stock for tax withholding obligations related to the vesting and exercise of share-based incentive awards, $13.4 million for payments on our term loan under our Amended Credit Agreement and on our equipment notes, and $2.3 million in debt issuance costs as a result of entering into a new term loan and revolving credit facility. Net cash used in financing activities was $35.4 million for the six months ended June 30, 2019.  During the six months ended June 30, 2019, we used $11.4 million for payments on our term loan under our Amended Credit Agreement and on our equipment notes, $19.5 million for the repurchase of common stock pursuant to the 2019 Repurchase Program, and $8.5 million on purchases of common stock for tax withholding obligations related to the vesting and exercise of share-based incentive awards. We also made payments totaling $1.1 million for contingent consideration for EcoFoam and Santa Rosa.

We are closely managing our balance sheet, including maximizing our cash flow, to maintain our strong foundation and provide stabilization as we continue to work through the impacts of the COVID-19 pandemic.  We had solid liquidity available to us at June 30, 2020, with $258.8 million of cash and $389.6 million available borrowing capacity under our Revolving Facility.  In May 2020, we temporarily suspended share repurchases under the 2019 Share Repurchase Program and acquisitions, due to the uncertainty caused by the COVID-19 pandemic.  We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to support our ongoing operations and working capital needs, despite the future unknown impacts from COVID-19.

The following table summarizes our liquidity, in thousands:

	As of
	June 30,	December 31,
	2020	2019
Cash and cash equivalents (a)	$258,837	$184,807

Revolving Facility	450,000	250,000
Less: standby letters of credit	(60,382)	(61,382)
Availability under Revolving Facility	389,618	188,618

Total liquidity	$648,455	$373,425

(a) Our cash and cash equivalents consist of AAA-rated money market funds as well as cash held in our demand deposit accounts.

We occasionally use performance bonds to ensure completion of our work on certain larger customer contracts that can span multiple accounting periods.  Performance bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed.  We also have bonds outstanding for license and insurance.  Information regarding our outstanding bonds as of June 30, 2020 is incorporated by reference from Note 15 – Other Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

OUTLOOK

At the start of the second quarter, the United States was in the middle of a historic shut-down as a result of the COVID-19 pandemic, resulting in the cessation of nearly all economic activities.  From the start of the shut-down, construction activities were generally deemed an essential service in all but a few states, resulting in our ability to continue operating in most locations until segments of the economy started to open back up during the second quarter.  Management continues to evaluate every aspect of our business and is monitoring ongoing developments with regards to if operating activities will be restricted again, as well as if there will be a downturn or other adverse impact to our business as a result of the pandemic’s greater economic impact.

OFF-BALANCE SHEET ARRANGEMENTS

We had no material off-balance sheet arrangements during the quarter ended June 30, 2020, other than short-term leases, letters of credit, and performance and license bonds, which have been disclosed in Part 1, Item 1 of this Quarterly report.

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

Interest payable on both the term loan facility and Revolving Facility under the Amended Credit Agreement is based on a variable interest rate.  As a result, we are exposed to market risks related to fluctuations in interest rates on this outstanding indebtedness.  As of June 30, 2020, we had $296.3 million outstanding under our term loan facility, and the applicable interest rate as of such date was 1.75%.  Based on our outstanding borrowings under the Amended Credit Agreement as of June 30, 2020, a 100 basis point increase in the interest rate would result in a $2.9 million increase in our annualized interest expense.  There was no outstanding balance under the Revolving Facility as of June 30, 2020.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the most recent fiscal quarter ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

The information set forth under the caption “Litigation” in Note 15 – Other Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report, is incorporated by reference herein.

Item 1A.  RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in our Annual Report for the year ended December 31, 2019, as filed with the SEC on February 25, 2020, and our 10-Q for the three months ended March, 31, 2020, as filed with the SEC on May 5, 2020, which are incorporated by reference herein.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding the repurchase of our common stock for the three months ended June 30, 2020, in thousands, except share and per share data:

Period	Total Number of Shares Purchased	Average Price Paid per Common Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2020 - April 30, 2020	227,687	$73.51	227,687	$58,250
May 1, 2020 - May 31, 2020	35,202	$93.40	35,202	$54,962
June 1, 2020 - June 30, 2020	—	$—	—	$54,962
Total	262,889	$76.17	262,889

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

August 4, 2020