Form 10-Q
period 2020-09-30
TopBuild Corp
filed 2020-11-03
CIK 1633931

UNITED STATES

SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The registrant had outstanding 33,024,441 shares of Common Stock, par value $0.01 per share as of October 30, 2020.

TOPBUILD CORP.

GLOSSARY

We use acronyms, abbreviations, and other defined terms throughout this quarterly report on Form 10-Q, which are defined in the glossary below:

Term	Definition
2015 LTIP	2015 Long-Term Incentive program authorizes the Board to grant stock options, stock appreciation rights, restricted shares, restricted share units, performance awards, and dividend equivalents
2017 Repurchase Program	$200 million share repurchase program authorized by the Board on February 24, 2017
2018 ASR Agreement	$50 million accelerated share repurchase agreement with JPMorgan Chase Bank, N.A.
2019 Repurchase Program	$200 million share repurchase program authorized by the Board on February 22, 2019
2019 ASR Agreement	$50 million accelerated share repurchase agreement with Bank of America, N.A.
Amended Credit Agreement	Senior secured credit agreement and related security and pledge agreement dated March 20, 2020
Annual Report	Annual report filed with the SEC on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Board	Board of Directors of TopBuild
BofA	Bank of America, N.A.
Cooper	Cooper Glass Company, LLC
Current Report	Current report filed with the SEC on Form 8-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
EBITDA	Earnings before interest, taxes, depreciation, and amortization
EcoFoam	Bella Insulutions Inc., DBA EcoFoam/Insulutions
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Generally accepted accounting principles in the United States of America
Garland	Garland Insulating
Hunter	Hunter Insulation
IBR	Incremental borrowing rate, as defined in ASC 842
Lenders	Bank of America, N.A., together with the other lenders party to the "Amended Credit Agreement"
LIBOR	London interbank offered rate
Net Leverage Ratio	As defined in the “Amended Credit Agreement,” the ratio of outstanding indebtedness, less up to $100 million of unrestricted cash, to EBITDA
NYSE	New York Stock Exchange
Original Credit Agreement	Senior secured credit agreement and related security and pledge agreement dated May 5, 2017, as amended March 28, 2018
Quarterly Report	Quarterly report filed with the SEC on Form 10-Q pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Revolving Facility	Senior secured revolving credit facilities available under the Amended Credit Agreement, of $450 million with applicable sublimits for letters of credit and swingline loans.
ROU	Right of use (asset), as defined in ASC 842
RSA	Restricted stock award
Santa Rosa	Santa Rosa Insulation and Fireproofing, LLC
SEC	United States Securities and Exchange Commission
Secured Leverage Ratio	As defined in the “Amended Credit Agreement,” the ratio of outstanding indebtedness, including letters of credit, to EBITDA
Senior Notes	TopBuild's 5.625% senior unsecured notes due on May 1, 2026
TopBuild	TopBuild Corp. and its wholly-owned consolidated domestic subsidiaries. Also, the "Company," "we," "us," and "our"
Viking	Viking Insulation Co.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TOPBUILD CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands except share data)

	As of
	September 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$315,338	$184,807
Receivables, net of an allowance for credit losses of $8,122 at September 30, 2020, and allowance for doubtful accounts of $4,854 at December 31, 2019	436,548	428,844
Inventories, net	142,517	149,078
Prepaid expenses and other current assets	32,101	17,098
Total current assets	926,504	779,827

Right of use assets	81,692	87,134
Property and equipment, net	172,099	178,080
Goodwill	1,379,721	1,367,918
Other intangible assets, net	172,390	181,122
Deferred tax assets, net	4,397	4,259
Other assets	10,998	5,623
Total assets	$2,747,801	$2,603,963

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$311,696	$307,970
Current portion of long-term debt	23,247	34,272
Accrued liabilities	117,456	98,418
Short-term lease liabilities	32,747	36,094
Total current liabilities	485,146	476,754

Long-term debt	688,870	697,955
Deferred tax liabilities, net	173,597	175,263
Long-term portion of insurance reserves	49,927	45,605
Long-term lease liabilities	52,672	54,010
Other liabilities	15,995	1,487
Total liabilities	1,466,207	1,451,074

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value: 10,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value: 250,000,000 shares authorized; 39,030,810 shares issued and 33,053,795 outstanding at September 30, 2020, and 38,884,530 shares issued and 33,489,769 outstanding at December 31, 2019	389	388
Treasury stock, 5,977,015 shares at September 30, 2020, and 5,394,761 shares at December 31, 2019, at cost	(380,667)	(330,018)
Additional paid-in capital	855,972	849,657
Retained earnings	805,900	632,862
Total equity	1,281,594	1,152,889
Total liabilities and equity	$2,747,801	$2,603,963

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands except share and per common share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	$697,223	$682,330	$1,996,551	$1,961,771
Cost of sales	498,895	502,999	1,448,210	1,451,822
Gross profit	198,328	179,331	548,341	509,949

Selling, general, and administrative expense	96,805	98,886	296,372	296,846
Operating profit	101,523	80,445	251,969	213,103

Other income (expense), net:
Interest expense	(7,692)	(9,507)	(24,711)	(28,740)
Loss on extinguishment of debt	—	—	(233)	—
Other, net	86	653	648	1,512
Other expense, net	(7,606)	(8,854)	(24,296)	(27,228)
Income before income taxes	93,917	71,591	227,673	185,875

Income tax expense	(23,921)	(16,615)	(51,407)	(40,864)
Net income	$69,996	$54,976	$176,266	$145,011

Net income per common share:
Basic	$2.13	$1.63	$5.35	$4.27
Diluted	$2.11	$1.60	$5.29	$4.20

Weighted average shares outstanding:
Basic	32,847,652	33,790,857	32,960,969	33,977,464
Diluted	33,210,545	34,367,902	33,337,259	34,541,635

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2020	2019
Cash Flows Provided by (Used in) Operating Activities:
Net income	$176,266	$145,011
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,527	39,005
Share-based compensation	12,159	11,411
Loss on extinguishment of debt	233	—
Loss on sale or abandonment of property and equipment	290	885
Amortization of debt issuance costs	1,103	1,169
Provision for bad debt expense	5,625	5,697
Loss from inventory obsolescence	1,908	1,794
Deferred income taxes, net	(709)	(381)
Change in certain assets and liabilities
Receivables, net	(13,645)	(51,585)
Inventories, net	4,759	20,637
Prepaid expenses and other current assets	(14,989)	10,003
Accounts payable	2,152	(12,529)
Accrued liabilities	33,436	10,758
Payment of contingent consideration	(413)	—
Other, net	21	904
Net cash provided by operating activities	255,723	182,779

Cash Flows Provided by (Used in) Investing Activities:
Purchases of property and equipment	(27,206)	(34,100)
Acquisition of businesses	(21,450)	(6,452)
Proceeds from sale of property and equipment	2,332	2,239
Other, net	—	25
Net cash used in investing activities	(46,324)	(38,288)

Cash Flows Provided by (Used in) Financing Activities:
Proceeds from issuance of long-term debt	300,000	9,998
Repayment of long-term debt	(319,168)	(19,424)
Payment of debt issuance costs	(2,280)	—
Taxes withheld and paid on employees' equity awards	(14,781)	(11,135)
Exercise of stock options	1,438	—
Repurchase of shares of common stock	(43,149)	(52,177)
Payment of contingent consideration	(928)	(1,091)
Net cash used in financing activities	(78,868)	(73,829)

Cash and Cash Equivalents
Increase for the period	130,531	70,662
Beginning of period	184,807	100,929
End of period	$315,338	$171,591

Supplemental disclosure of noncash activities:
Leased assets obtained in exchange for new operating lease liabilities	$27,098	$120,726
Accruals for property and equipment	278	102

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

(In thousands except share data)

	Common	Treasury	Additional
	Stock	Stock	Paid-in	Retained
	($0.01 par value)	at cost	Capital	Earnings	Equity
Balance at December 31, 2018	$387	$(216,607)	$846,451	$441,867	$1,072,098
Net income	—	—	—	37,983	37,983
Share-based compensation	—	—	2,972	—	2,972
Issuance of 112,270 restricted share awards under long-term equity incentive plan	1	—	(1)	—	—
Repurchase of 176,327 shares pursuant to the settlement of the 2018 ASR Agreement	—	(10,000)	10,000	—	—
Repurchase of 72,791 shares	—	(4,622)	—	—	(4,622)
105,615 shares withheld to pay taxes on employees' equity awards	—	—	(5,578)	—	(5,578)
Balance at March 31, 2019	$388	$(231,229)	$853,844	$479,850	$1,102,853
Net income	—	—	—	52,051	52,051
Share-based compensation	—	—	4,513	—	4,513
Repurchase of 196,885 shares	—	(14,878)	—	—	(14,878)
54,811 shares withheld to pay taxes on employees' equity awards	—	—	(2,893)	—	(2,893)
Balance at June 30, 2019	$388	$(246,107)	$855,464	$531,901	$1,141,646
Net income	—	—	—	54,976	54,976
Share-based compensation	—	—	3,926	—	3,926
Repurchase of 364,074 shares	—	(32,677)	—	—	(32,677)
43,037 shares withheld to pay taxes on employees' equity awards	—	—	(2,664)	—	(2,664)
Balance at September 30, 2019	$388	$(278,784)	$856,726	$586,877	$1,165,207

Balance at December 31, 2019	$388	$(330,018)	$849,657	$632,862	$1,152,889
Net income	—	—	—	50,771	50,771
Share-based compensation	—	—	3,908	—	3,908
Cumulative-effect of accounting change	—	—	—	(3,225)	(3,225)
Issuance of 63,780 restricted share awards under long-term equity incentive plan	1	—	(1)	—	—
Repurchase of 73,455 shares pursuant to the settlement of the 2019 ASR Agreement	—	(7,500)	7,500	—	—
Repurchase of 188,100 shares	—	(14,127)	—	—	(14,127)
97,144 shares withheld to pay taxes on employees' equity awards	—	—	(10,399)	—	(10,399)
Balance at March 31, 2020	$389	$(351,645)	$850,665	$680,408	$1,179,817
Net income	—	—	—	55,496	55,496
Share-based compensation	—	—	5,130	—	5,130
Repurchase of 262,889 shares	—	(20,025)	—	—	(20,025)
38,379 shares withheld to pay taxes on employees' equity awards	—	—	(2,766)	—	(2,766)
Balance at June 30, 2020	$389	$(371,670)	$853,029	$735,904	$1,217,652
Net income	—	—	—	69,996	69,996
Share-based compensation	—	—	3,121	—	3,121
Repurchase of 57,810 shares	—	(8,997)	—	—	(8,997)
6,402 shares withheld to pay taxes on employees' equity awards	—	—	(1,616)	—	(1,616)
19,242 shares issued upon exercise of stock options	—	—	1,438	—	1,438
Balance at September 30, 2020	$389	$(380,667)	$855,972	$805,900	$1,281,594

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

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to state fairly our financial position as of September 30, 2020, our results of operations for the three and nine months ended September 30, 2020 and 2019 and cash flows for the nine months ended September 30, 2020 and 2019.  The condensed consolidated balance sheet at December 31, 2019, was derived from our audited financial statements, but does not include all disclosures required by GAAP.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes.”  This standard simplifies the accounting for income taxes by removing certain exceptions to the general principles included in current guidance, as well as improving consistent application of and simplifying GAAP for other areas by clarifying and amending existing guidance.  This update is effective for us beginning January 1, 2021, with early adoption permitted. We plan to adopt this standard on January 1, 2021 and we do not anticipate that the adoption will have a material impact on our financial position and results of operations.

3.  REVENUE RECOGNITION

Revenue is disaggregated between our Installation and Distribution segments and further based on market and product, as we believe this best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.  The following tables present our revenues disaggregated by market (in thousands):

	Three Months Ended September 30,
	2020				2019
	Installation	Distribution	Elims	Total	Installation	Distribution	Elims	Total
Residential	$390,101	$186,408	$(30,821)	$545,688	$386,887	$165,200	$(29,581)	$522,506
Commercial	102,105	57,705	(8,275)	151,535	111,503	55,747	(7,426)	159,824
Net sales	$492,206	$244,113	$(39,096)	$697,223	$498,390	$220,947	$(37,007)	$682,330

	Nine Months Ended September 30,
	2020				2019
	Installation	Distribution	Elims	Total	Installation	Distribution	Elims	Total
Residential	$1,134,350	$512,479	$(88,875)	$1,557,954	$1,110,704	$478,753	$(86,157)	$1,503,300
Commercial	300,298	162,193	(23,894)	438,597	320,096	160,146	(21,771)	458,471
Net sales	$1,434,648	$674,672	$(112,769)	$1,996,551	$1,430,800	$638,899	$(107,928)	$1,961,771

The following tables present our revenues disaggregated by product (in thousands):

	Three Months Ended September 30,
	2020				2019
	Installation	Distribution	Elims	Total	Installation	Distribution	Elims	Total
Insulation and accessories	$379,958	$200,210	$(31,816)	$548,352	$388,796	$182,111	$(27,872)	$543,035
Glass and windows	41,912	—	—	41,912	37,885	—	—	37,885
Gutters	21,336	28,616	(5,482)	44,470	23,177	24,056	(7,270)	39,963
All other	49,000	15,287	(1,798)	62,489	48,532	14,780	(1,865)	61,447
Net sales	$492,206	$244,113	$(39,096)	$697,223	$498,390	$220,947	$(37,007)	$682,330

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Nine Months Ended September 30,
	2020				2019
	Installation	Distribution	Elims	Total	Installation	Distribution	Elims	Total
Insulation and accessories	$1,110,952	$556,018	$(91,422)	$1,575,548	$1,116,292	$525,717	$(83,888)	$1,558,121
Glass and windows	122,603	—	—	122,603	114,839	—	—	114,839
Gutters	61,843	74,585	(16,557)	119,871	63,669	65,707	(19,151)	110,225
All other	139,250	44,069	(4,790)	178,529	136,000	47,475	(4,889)	178,586
Net sales	$1,434,648	$674,672	$(112,769)	$1,996,551	$1,430,800	$638,899	$(107,928)	$1,961,771

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

The following table represents our contract assets and contract liabilities with customers, in thousands:

	Included in Line Item on	As of
	Condensed Consolidated	September 30,	December 31,
	Balance Sheets	2020	2019
Contract Assets:
Receivables, unbilled	Receivables, net	$54,375	$57,153

Contract Liabilities:
Deferred revenue	Accrued liabilities	$16,817	$16,139

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

In the fourth quarter of 2019, we performed an annual assessment on our goodwill resulting in no impairment.

Changes in the carrying amount of goodwill for the nine months ended September 30, 2020 by segment, were as follows, in thousands:

	Gross Goodwill		Gross Goodwill	Accumulated	Net Goodwill
	at		at	Impairment	at
	December 31, 2019	Additions	September 30, 2020	Losses	September 30, 2020
Goodwill, by segment:
Installation	$1,683,589	$11,803	$1,695,392	$(762,021)	$933,371
Distribution	446,350	—	446,350	—	446,350
Total goodwill	$2,129,939	$11,803	$2,141,742	$(762,021)	$1,379,721

See Note 13 – Business Combinations for goodwill recognized on acquisitions that occurred in the first half of 2020.

Other intangible assets, net includes customer relationships, non-compete agreements, and trademarks / trade names.  The following table sets forth our other intangible assets, in thousands:

	As of
	September 30,	December 31,
	2020	2019
Gross definite-lived intangible assets	$228,662	$221,382
Accumulated amortization	(56,272)	(40,260)
Net definite-lived intangible assets	172,390	181,122
Indefinite-lived intangible assets not subject to amortization	—	—
Other intangible assets, net	$172,390	$181,122

The following table sets forth our amortization expense, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Amortization expense	$5,382	$5,197	$16,012	$15,543

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. LONG-TERM DEBT

The following table reconciles the principal balances of our outstanding debt to our condensed consolidated balance sheets, in thousands:

	As of
	September 30,	December 31,
	2020	2019
Senior Notes - 5.625% due May 2026	$400,000	$400,000
Term loan	292,500	305,625
Equipment notes	27,484	33,525
Unamortized debt issuance costs	(7,867)	(6,923)
Total debt, net of unamortized debt issuance costs	712,117	732,227
Less: current portion of long-term debt	23,247	34,272
Total long-term debt	$688,870	$697,955

The following table sets forth our remaining principal payments for our outstanding debt balances as of September 30, 2020, in thousands:

	Payments Due by Period
	2020	2021	2022	2023	2024	Thereafter	Total
Senior Notes	$—	$—	$—	$—	$—	$400,000	$400,000
Term loan	3,750	15,000	20,625	22,500	28,125	202,500	292,500
Equipment notes	2,040	8,326	8,651	6,337	2,130	—	27,484
Total	$5,790	$23,326	$29,276	$28,837	$30,255	$602,500	$719,984

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

The following table outlines the key terms of our Amended Credit Agreement (dollars in thousands):

Senior secured term loan facility	$300,000

Additional term loan and/or revolver capacity available under incremental facility (a)	$300,000

Revolving Facility	$450,000
Sublimit for issuance of letters of credit under Revolving Facility (b)	$100,000
Sublimit for swingline loans under Revolving Facility (b)	$35,000

Interest rate as of September 30, 2020	1.50%
Scheduled maturity date	3/20/2025
(a)	Additional borrowing capacity is available under the incremental facility, subject to certain terms and conditions (including existing or new lenders providing commitments in respect of such additional borrowing capacity).
(b)	Use of the sublimits for the issuance of letters of credit and swingline loans reduces the availability under the Revolving Facility.

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Interest payable on borrowings under the Amended Credit Agreement is based on an applicable margin rate plus, at our option, either:

●	A base rate determined by reference to the highest of either (i) the federal funds rate plus 0.50 percent, (ii) BofA’s “prime rate,” and (iii) the LIBOR rate for U.S. dollar deposits with a term of one month, plus 1.00 percent; or

●	A LIBOR rate (or a comparable successor rate) determined by reference to the costs of funds for deposits in U.S. dollars for the interest period relevant to such borrowings, subject to a floor of 0.5%.

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

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Equipment Notes

As of December 31, 2019, the company has issued $41.6 million of equipment notes for the purpose of financing the purchase of vehicles and equipment. No equipment notes were issued during the nine months ended September 30, 2020. The Company’s equipment notes each have a five year term maturing from 2023 to 2024 and bear interest at fixed rates between 2.8% and 4.4%.

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

As of September 30, 2020
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

Fair Value on Non-Recurring Basis

Fair value measurements were applied to our long-term debt portfolio.  We believe the carrying value of our term loan approximates the fair market value primarily due to the fact that the non-performance risk of servicing our debt obligations, as reflected in our business and credit risk profile, has not materially changed since we assumed our debt obligations under the Amended Credit Agreement.  In addition, due to the floating-rate nature of our term loan, the market value is not subject to variability solely due to changes in the general level of interest rates as is the case with a fixed-rate debt obligation.  Based on active market trades of our Senior Notes close to September 30, 2020 (Level 1 fair value measurement), we estimate that the fair value of the Senior Notes is approximately $417.0 million compared to a gross carrying value of $400.0 million at September 30, 2020.

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7.  SEGMENT INFORMATION

The following tables set forth our net sales and operating results by segment, in thousands:

	Three Months Ended September 30,
	2020	2019	2020	2019

	Net Sales		Operating Profit (b)
Our operations by segment were (a):
Installation	$492,206	$498,390	$83,142	$69,846
Distribution	244,113	220,947	32,787	23,406
Intercompany eliminations	(39,096)	(37,007)	(6,374)	(5,935)
Total	$697,223	$682,330	109,555	87,317
General corporate expense, net (c)			(8,032)	(6,872)
Operating profit, as reported			101,523	80,445
Other expense, net			(7,606)	(8,854)
Income before income taxes			$93,917	$71,591

	Nine Months Ended September 30,
	2020	2019	2020	2019

	Net Sales		Operating Profit (b)
Our operations by segment were (a):
Installation	$1,434,648	$1,430,800	$213,136	$189,568
Distribution	674,672	638,899	81,612	65,154
Intercompany eliminations	(112,769)	(107,928)	(18,169)	(18,013)
Total	$1,996,551	$1,961,771	276,579	236,709
General corporate expense, net (c)			(24,610)	(23,606)
Operating profit, as reported			251,969	213,103
Other expense, net			(24,296)	(27,228)
Income before income taxes			$227,673	$185,875
(a)	All of our operations are located in the U.S.
(b)	Segment operating profit includes an allocation of general corporate expenses attributable to the operating segments which is based on direct benefit or usage (such as salaries of corporate employees who directly support the segment).
(c)	General corporate expense, net includes expenses not specifically attributable to our segments for functions such as corporate human resources, finance, and legal, including salaries, benefits, and other related costs.

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

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The components of lease expense were as follows and are primarily included in cost of sales on the accompanying unaudited condensed consolidated statements of operations, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost (a)	$11,475	$12,393	$35,842	$38,597
Short-term lease cost	3,209	3,381	9,086	9,391
Sublease income	(42)	(153)	(153)	(461)
Net lease cost	$14,642	$15,621	$44,775	$47,527
(a)	Includes variable cost components of $1,316 and $1,434 in the three months ended September 30, 2020 and 2019, respectively, and $4,090 and $4,201 of variable cost components in the nine months ended September 30, 2020 and 2019, respectively.

Future minimum lease payments under non-cancellable operating leases as of September 30, 2020 were as follows, in thousands:

Payments due by Period
2020	$10,234
2021	32,978
2022	22,083
2023	12,429
2024	7,135
2025 & Thereafter	7,189
Total future minimum lease payments	92,048

Less: imputed interest	(6,629)

Lease liability at September 30, 2020	$85,419

As of September 30, 2020, the weighted average remaining lease term was 3.5 years and the related lease liability was calculated using a weighted average discount rate of 3.9%. The lease liability is initially measured as the present value of the unpaid lease payments as of the lease commencement date. The lease liability is discounted based on our IBR at the time of initial adoption of ASU 2016-02 for all existing leases or upon a modification to the lease term and at the time of lease commencement for all future leases.

The amount below is included in the cash flows provided by (used in) operating activities section on the accompanying unaudited condensed consolidated statements of cash flows, in thousands:

	Nine Months Ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities	$(31,862)	$(33,914)

9.  INCOME TAXES

Our effective tax rates were 25.5 percent and 22.6 percent for the three and nine months ended September 30, 2020, respectively. The effective tax rates for the three and nine months ended September 30, 2019, were 23.2 percent and 22.0 percent, respectively.  The higher 2020 tax rate for the three months ended September 30, 2020 was due to a smaller benefit related to share-based compensation, state filing position changes, and an unfavorable return to accrual adjustment.

A tax benefit of $0.8 million and $7.7 million related to share-based compensation was recognized in our condensed consolidated statements of operations as a discrete item in income tax expense for the three and nine months ended September 30, 2020, respectively.

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

At September 30, 2020, the net deferred tax liability of $169.2 million consisted of net long-term deferred tax assets of $4.4 million and net long-term deferred tax liabilities of $173.6 million.  The decrease in the net deferred tax liability was primarily related to the adoption of ASU 2016-13 and a return to accrual adjustment related to 2019 returns filed in 2020.

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

Basic and diluted net income per share were computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (in thousands) - basic and diluted	$69,996	$54,976	$176,266	$145,011

Weighted average number of common shares outstanding - basic	32,847,652	33,790,857	32,960,969	33,977,464

Dilutive effect of common stock equivalents:
RSAs with service-based conditions	42,317	82,087	53,719	86,373
RSAs with market-based conditions	159,985	195,740	145,835	183,537
RSAs with performance-based conditions	49,065	82,750	38,719	63,329
Stock options	111,526	216,468	138,017	230,932

Weighted average number of common shares outstanding - diluted	33,210,545	34,367,902	33,337,259	34,541,635

Basic net income per common share	$2.13	$1.63	$5.35	$4.27

Diluted net income per common share	$2.11	$1.60	$5.29	$4.20

The following table summarizes shares excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Anti-dilutive common stock equivalents:
RSAs with service-based conditions	—	—	4,184	5,264
RSAs with market-based conditions	—	—	2,780	6,567
RSAs with performance-based conditions	—	—	—	—
Stock options	26,556	12,642	39,998	72,580
Total anti-dilutive common stock equivalents	26,556	12,642	46,962	84,411

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

11. SHARE-BASED COMPENSATION

Effective July 1, 2015, our eligible employees commenced participation in the 2015 LTIP.  The 2015 LTIP authorizes the Board to grant stock options, stock appreciation rights, restricted shares, restricted share units, performance awards, and dividend equivalents.  All grants are made by issuing new shares and no more than 4.0 million shares of common stock may be issued under the 2015 LTIP.  As of September 30, 2020, we had 2.1 million shares remaining available for issuance under the 2015 LTIP.

Share-based compensation expense is included in selling, general, and administrative expense.  The income tax effect associated with share-based compensation awards is included in income tax expense.  The following table presents share-based compensation amounts recognized in our condensed consolidated statements of operations, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Share-based compensation expense	$3,121	$3,926	$12,159	$11,411
Income tax benefit realized	$838	$1,304	$7,734	$5,110

The following table presents a summary of our share-based compensation activity for the nine months ended September 30, 2020, in thousands, except per share amounts:

	RSAs		Stock Options
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance December 31, 2019	411.6	$57.51	373.5	$17.06	$45.90	$21,356.4
Granted	192.8	$129.11	71.0	$39.49	$118.58
Converted/Exercised	(251.1)	$43.44	(184.8)	$14.84	$39.54	$13,222.1
Forfeited/Expired	(26.1)	$90.81	(20.0)	$30.13	$87.67
Balance September 30, 2020	327.2	$87.20	239.7	$24.33	$68.86	$22,925.1

Exercisable September 30, 2020 (a)			63.8	$18.89	$51.04	$7,638.0
(a)	The weighted average remaining contractual term for vested stock options is approximately 6.5 years.

Unrecognized share-based compensation expense related to unvested awards is shown in the following table, dollars in thousands:

	As of September 30, 2020
	Unrecognized Compensation Expense on Unvested Awards	Weighted Average Remaining Vesting Period
RSAs	$11,536	1.2 years
Stock options	1,359	1.0 years
Total unrecognized compensation expense related to unvested awards	$12,895

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Our RSAs with performance-based conditions are evaluated on a quarterly basis with adjustments to compensation expense based on the likelihood of the performance target being achieved or exceeded.  The following table shows the range of payouts and the related expense for our outstanding RSAs with performance-based conditions, in thousands:

		Payout Ranges and Related Expense
RSAs with Performance-Based Conditions	Grant Date Fair Value	0%	25%	100%	200%
February 19, 2018	$1,865	$—	$466	$1,865	$3,730
February 18, 2019	$2,281	$—	$570	$2,281	$4,562
February 17, 2020	$2,716	$—	$679	$2,716	$5,432

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

12. SHARE REPURCHASE PROGRAM

On February 22, 2019, our Board authorized the 2019 Repurchase Program, pursuant to which the Company may purchase up to $200.0 million of our common stock.  Share repurchases may be executed through various means including open market purchases, privately negotiated transactions, accelerated share repurchase transactions, or other available means.  The 2019 Share Repurchase Program does not obligate the Company to purchase any shares and has no expiration date.  Authorization for the 2019 Share Repurchase Program may be terminated, increased, or decreased by the Board at its discretion at any time.  As of September 30, 2020, the Company has approximately $46.0 million remaining under the 2019 Repurchase Program.

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

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The following table sets forth our share repurchases under the 2019 and 2017 Repurchase Programs during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Number of shares repurchased	57,810	364,074	582,254 (a)	810,077 (b)
Share repurchase cost (in thousands)	$8,997	$32,677	$43,149	$52,177

(a) The nine months ended September 30, 2020 includes 73,455 shares we received as final settlement of our 2019 ASR Agreement.

(b) The nine months ended September 30, 2019 includes 176,327 shares we received as final settlement of our 2018 ASR Agreement.

13. BUSINESS COMBINATIONS

We continue to acquire businesses as part of our ongoing strategy to grow our company and expand our market share.  Each acquisition has been accounted for as a business combination under ASC 805, “Business Combinations.” Acquisition related costs for the three months ended September 30, 2020, was $0.2 million.  There were no acquisition related costs for the three months ended September 30, 2019. Acquisition related costs for the nine months ended September 30, 2020 and 2019, were $0.4 million and $0.1 million, respectively. Acquisition costs are included in selling, general, and administrative expense in our condensed consolidated statements of operations.

Acquisitions

On July 15, 2019, we acquired Viking, an insulation company located in Burbank, California. The purchase price of approximately $7.7 million was funded by cash on hand of $6.5 million and contingent consideration of $1.2 million.

On February 20, 2020, we acquired Cooper, a commercial glass company serving the Memphis market. The purchase price of approximately $11.5 million was funded by cash on hand of $10.5 million and contingent consideration of $1.0 million.  We recognized goodwill of $5.7 million in connection with this acquisition during the nine months ended September 30, 2020.

On February 24, 2020, we acquired Hunter, a residential insulation company located in Long Island, New York. The purchase price of approximately $9.1 million was funded by cash on hand. We recognized goodwill of $5.3 million in connection with this acquisition during the nine months ended September 30, 2020.

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

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The acquisition of Viking included a contingent consideration arrangement that requires additional consideration to be paid by TopBuild based on the achievement of annual gross revenue targets over a three-year period. The range of undiscounted amounts TopBuild may be required to pay under the contingent consideration agreement is between zero and $1.5 million. The fair value of the contingent consideration recognized on the acquisition date of $1.2 million was estimated by applying the income approach using discounted cash flows. That measure is based on significant Level 3 inputs not observable in the market. The significant assumption includes a discount rate of 10.0%. Changes in the fair value measurement each period reflect the passage of time as well as the impact of adjustments, if any, to the likelihood of achieving the specified targets.  We made a contingent payment of $0.5 million in the three months ended September 30, 2020.

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

The following table presents the fair value of contingent consideration, in thousands:

	EcoFoam	Viking	Cooper
Date of Acquisition	February 27, 2017	July 15, 2019	February 20, 2020
Fair value of contingent consideration recognized at acquisition date	$2,110	$1,243	$1,000

Contingent consideration at December 31, 2019	$822	$1,304	$—
Additions	—	—	1,000
Change in fair value of contingent consideration during the nine months ended September 30, 2020	19	85	—
Payment of contingent consideration during the nine months ended September 30, 2020	(841)	(500)	—
Liability balance for contingent consideration at September 30, 2020	$—	$889	$1,000

14.  ACCRUED LIABILITIES

The following table sets forth the components of accrued liabilities, in thousands:

	As of
	September 30,	December 31,
	2020	2019
Accrued liabilities:
Salaries, wages, and commissions	$39,908	$32,154
Insurance liabilities	23,440	22,506
Deferred revenue	16,817	16,139
Interest payable on long-term debt	9,563	3,966
Other	27,728	23,653
Total accrued liabilities	$117,456	$98,418

See Note 3 – Revenue Recognition for discussion of our deferred revenue balances and related revenue recognition policy.

TOPBUILD CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Other Matters.  We enter into contracts, which include customary indemnities that are standard for the industries in which we operate.  Such indemnities include, among other things, customer claims against builders for issues relating to our products and workmanship.  In conjunction with divestitures and other transactions, we occasionally provide customary indemnities relating to various items including, among others, the enforceability of trademarks, legal and environmental issues, and asset valuations.  We evaluate the probability that we may incur liabilities under these customary indemnities and appropriately record an estimated liability when deemed probable.

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

The following table summarizes our outstanding performance, licensing, insurance and other bonds, in thousands:

	As of
	September 30,	December 31,
	2020	2019
Outstanding bonds:
Performance bonds	$102,403	$87,286
Licensing, insurance, and other bonds	27,603	25,309
Total bonds	$130,006	$112,595

16.  SUBSEQUENT EVENTS

On October 1, 2020, we acquired Garland, an insulation installation company, based in Texas. The acquisition was accounted for as a business combination under ASC 805, “Business Combinations.” The purchase price of approximately $62 million was funded by cash on hand. During the measurement period, we expect to receive additional detailed information to complete the purchase price allocation.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

TopBuild, headquartered in Daytona Beach, Florida, is a leading installer and distributor of insulation and other building products to the U.S. construction industry.  We trade on the NYSE under the ticker symbol “BLD.”

We operate in two segments:  Installation (TruTeam) and Distribution (Service Partners).  Our Installation segment installs insulation and other building products nationwide through our TruTeam contractor services business which, as of September 30, 2020, had approximately 200 branches located across the United States.  We install various insulation applications, including fiberglass batts and rolls, blown-in loose fill fiberglass, blown-in loose fill cellulose, and polyurethane spray foam.  Additionally, we install other building products including gutters, glass and windows, afterpaint products, fireproofing, garage doors, fireplaces, shower enclosures, and closet shelving.  We handle every stage of the installation process, including material procurement supplied by leading manufacturers, project scheduling and logistics, multi-phase professional installation, and installation quality assurance.

Our Distribution segment sells and distributes insulation and other building products, including gutters, fireplaces, closet shelving, and roofing materials through our Service Partners business, which, as of September 30, 2020, had approximately 75 branches located across the United States.  Our Service Partners customer base consists of thousands of insulation contractors of all sizes, gutter contractors, weatherization contractors, other contractors, dealers, metal building erectors, and modular home builders.

We believe that having both TruTeam and Service Partners provides us with a number of distinct competitive advantages.  First, the combined buying power of our two business segments, along with our national scale, strengthens our ties to the major manufacturers of insulation and other building products.  This helps to ensure the availability of supply to our local branches and distribution centers at competitive prices with the overall effect of driving efficiencies through our supply chain.  Second, being a leader in both installation and distribution allows us to effectively reach a broader range of builder customers, regardless of their size or geographic location in the U.S., and leverage housing growth wherever it occurs.  Third, during industry downturns, many insulation contractors who buy directly from manufacturers during industry peaks return to purchasing through distributors.  As a result, this helps to reduce our exposure to cyclical swings in our business.

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

COVID-19 BUSINESS UPDATE

We continue to monitor the COVID-19 pandemic and its impact on macroeconomic and local economic conditions. While we are currently able to operate in all of our locations, there is no guarantee that the services we provide will continue to be allowed or that other events making the provision of our services challenging or impossible, will not occur.  For example, if there are surges in levels of COVID-19 infections in certain states, those states may respond by, among other things, deeming residential and commercial construction as nonessential in connection with a restriction of commercial activity.

We continue to implement procedures and processes as required or recommended by governmental and medical authorities to ensure the safety of our employees, including increasing our cleaning and sanitizing practices at all locations and for all company vehicles, mandating social distancing on job sites and within our branch operations and limiting all but essential travel.  However, we are not able to predict whether our customers will continue to operate at their current or typical volumes, and such decreases in their operations would have a negative impact on our business.  We are also unable to predict how long the COVID-19 pandemic will last and the impact of the pandemic on demand for our products and services.  For additional discussion of the potential impact of the COVID-19 pandemic on our business, see the sections entitled “Outlook” and “Risk Factors” included in this Quarterly Report.

The following discussion and analysis contains forward-looking statements and should be read in conjunction with the unaudited condensed consolidated financial statements, the notes thereto, and the section entitled “Forward-Looking Statements” included in this Quarterly Report.

THIRD QUARTER 2020 VERSUS THIRD QUARTER 2019

The following table sets forth our net sales, gross profit, operating profit, and margins, as reported in our condensed consolidated statements of operations, in thousands:

	Three Months Ended September 30,
	2020	2019
Net sales	$697,223	$682,330
Cost of sales	498,895	502,999
Cost of sales ratio	71.6%	73.7%

Gross profit	198,328	179,331
Gross profit margin	28.4%	26.3%

Selling, general, and administrative expense	96,805	98,886
Selling, general, and administrative expense to sales ratio	13.9%	14.5%

Operating profit	101,523	80,445
Operating profit margin	14.6%	11.8%

Other expense, net	(7,606)	(8,854)
Income tax expense	(23,921)	(16,615)
Net income	$69,996	$54,976
Net margin	10.0%	8.1%

Sales and Operations

Net sales increased 2.2 percent for the three months ended September 30, 2020, from the comparable period of 2019.  The increase was primarily driven by a 1.1 percent increase in sales volume, a 0.7 percent increase in sales from our acquisitions and 0.4 percent increase due to higher selling prices.

Gross profit margins were 28.4 percent and 26.3 percent for the nine months ended September 30, 2020 and 2019, respectively.  Gross profit margin improved primarily due to operational efficiencies, cost reduction initiatives, material deflation, and lower insurance costs.

Selling, general, and administrative expense, as a percent of sales, was 13.9 percent and 14.5 percent for the three months ended September 30, 2020 and 2019, respectively. The decrease in selling, general, and administrative expense as a percent of sales was primarily the result of reduced travel and entertainment activity, and savings from cost reduction activities.

Operating margins were 14.6 percent and 11.8 percent for the three months ended September 30, 2020 and 2019, respectively. The increase in operating margins was due to operational efficiencies, savings from cost reduction initiatives, material deflation, lower insurance costs, and reduced travel and entertainment activity.

Business Segment Results

The following table sets forth our net sales and operating profit margins by business segment, in thousands:

	Three Months Ended September 30,
	2020	2019	Percent Change
Net sales by business segment:
Installation	$492,206	$498,390	(1.2)%
Distribution	244,113	220,947	10.5%
Intercompany eliminations	(39,096)	(37,007)
Net sales	$697,223	$682,330	2.2%

Operating profit by business segment:
Installation	$83,142	$69,846	19.0%
Distribution	32,787	23,406	40.1%
Intercompany eliminations	(6,374)	(5,935)
Operating profit before general corporate expense	109,555	87,317	25.5%
General corporate expense, net	(8,032)	(6,872)
Operating profit	$101,523	$80,445	26.2%

Operating profit margins:
Installation	16.9%	14.0%
Distribution	13.4%	10.6%
Operating profit margin before general corporate expense	15.7%	12.8%
Operating profit margin	14.6%	11.8%

Installation

Sales

Sales in our Installation segment decreased $6.2 million, or 1.2 percent, for the three months ended September 30, 2020, as compared to the same period in 2019.  The decrease was due to a 3.4 percent decrease in volume driven by the negative impacts of the COVID-19 pandemic primarily on our Commercial sales, partially offset by a 1.2 percent impact from higher selling prices and a 0.9 percent increase in sales from our acquisitions.

Operating margins

Operating margins in our Installation segment were 16.9 percent and 14.0 percent for the three months ended September 30, 2020 and 2019, respectively.  The increase in operating margins was driven by operational efficiencies, savings from cost reduction initiatives, material deflation, lower insurance costs, and reduced travel and entertainment activity.

Distribution

Sales

Sales in our Distribution segment increased $23.2 million, or 10.5 percent, for the three months ended September 30, 2020, as compared to the same period in 2019.  This increase was due to a 12.2 percent increase in volume partially offset by a 1.7 percent impact from lower selling prices.

Operating margins

Operating margins in our Distribution segment were 13.4 percent and 10.6 percent for the three months ended September 30, 2020 and 2019, respectively.  The increase in operating margins was driven by higher sales, operational efficiencies, savings from cost reduction initiatives, material deflation, and reduced travel and entertainment activity.

OTHER ITEMS

Other expense, net

Other expense, net, which primarily consisted of interest expense, was $7.6 million and $8.9 million for the three months ended September 30, 2020 and 2019, respectively.  The decrease was primarily driven by lower LIBOR rates and a lower balance due on our term loan.

Income tax expense

Income tax expense was $23.9 million, an effective tax rate of 25.5 percent, for the three months ended September 30, 2020, compared to $16.6 million, an effective tax rate of 23.2 percent, for the comparable period in 2019.  The tax rate for the three months ended September 30, 2020 was higher due to a smaller benefit related to share-based compensation, state filing position changes, and an unfavorable return to accrual adjustment.

FIRST NINE MONTHS 2020 VERSUS FIRST NINE MONTHS 2019

The following table sets forth our net sales, gross profit, operating profit, and margins, as reported in our condensed consolidated statements of operations, in thousands:

	Nine Months Ended September 30,
	2020	2019
Net sales	$1,996,551	$1,961,771
Cost of sales	1,448,210	1,451,822
Cost of sales ratio	72.5%	74.0%

Gross profit	548,341	509,949
Gross profit margin	27.5%	26.0%

Selling, general, and administrative expense	296,372	296,846
Selling, general, and administrative expense to sales ratio	14.8%	15.1%

Operating profit	251,969	213,103
Operating profit margin	12.6%	10.9%

Other expense, net	(24,296)	(27,228)
Income tax expense	(51,407)	(40,864)
Net income	$176,266	$145,011
Net margin	8.8%	7.4%

Sales and Operations

Net sales increased 1.8 percent for the nine months ended September 30, 2020, from the comparable period of 2019. The increase was primarily driven by a 0.9 percent impact from higher selling prices and a 0.8 percent increase in sales from our acquisitions, with nearly flat volumes due to the negative impacts of COVID-19 on business activity.

Gross profit margins were 27.5 percent and 26.0 percent for the nine months ended September 30, 2020 and 2019, respectively.  Gross profit margin improved primarily due to higher selling prices, operational efficiencies and savings from cost reduction initiatives, partially offset by higher depreciation expense.

Selling, general, and administrative expense, as a percent of sales, was 14.8 percent and 15.1 percent for the nine months ended September 30, 2020 and 2019, respectively. Decreased selling, general, and administrative expense as a percent of sales was primarily the result of higher sales, savings from cost reduction initiatives, and reduced travel and entertainment activity.

Operating margins were 12.6 percent and 10.9 percent for the nine months ended September 30, 2020 and 2019, respectively.  The increase in operating margins was due to higher selling prices, operational efficiencies, savings from cost reduction initiatives and reduced travel and entertainment activity, partially offset by higher depreciation expense.

Business Segment Results

The following table sets forth our net sales and operating profit margins by business segment, in thousands:

	Nine Months Ended September 30,
	2020	2019	Percent Change
Net sales by business segment:
Installation	$1,434,648	$1,430,800	0.3%
Distribution	674,672	638,899	5.6%
Intercompany eliminations	(112,769)	(107,928)
Net sales	$1,996,551	$1,961,771	1.8%

Operating profit by business segment:
Installation	$213,136	$189,568	12.4%
Distribution	81,612	65,154	25.3%
Intercompany eliminations	(18,169)	(18,013)
Operating profit before general corporate expense	276,579	236,709	16.8%
General corporate expense, net	(24,610)	(23,606)
Operating profit	$251,969	$213,103	18.2%

Operating profit margins:
Installation	14.9%	13.2%
Distribution	12.1%	10.2%
Operating profit margin before general corporate expense	13.9%	12.1%
Operating profit margin	12.6%	10.9%

Installation

Sales

Sales in our Installation segment increased $3.8 million, or 0.3 percent, for the nine months ended September 30, 2020, as compared to the same period in 2019.  The increase in sales was driven by a 1.3 percent impact from higher selling prices and 1.1 percent due to sales from our acquisitions, partially offset by a 2.2 percent decrease in volume driven by the negative impact of COVID-19 on business activity.

Operating margins

Operating margins in our Installation segment were 14.9 percent and 13.2 percent for the nine months ended September 30, 2020 and 2019, respectively.  The increase in operating margins was driven by operational efficiencies, higher selling prices, cost reduction initiatives, and reduced travel and entertainment activity, partially offset by higher depreciation.

Distribution

Sales

Sales in our Distribution segment increased $35.8 million, or 5.6 percent, for the nine months ended September 30, 2020, as compared to the same period in 2019. The increase in sales was due to a 6.0 percent increase in volume despite a negative impact from COVID-19 on business activity, partially offset by a 0.4 percent negative impact from lower selling prices.

Operating margins

Operating margins in our Distribution segment were 12.1 percent and 10.2 percent for the nine months ended September 30, 2020 and 2019, respectively.  The increase in operating margins was driven by operational efficiencies, savings from cost reduction initiatives and reduced travel and entertainment activity, partially offset by higher depreciation.

OTHER ITEMS

Other expense, net

Other expense, net, which primarily consisted of interest expense, was $24.3 million and $27.2 million for the nine months ended September 30, 2020 and 2019, respectively. The decrease was primarily driven by lower LIBOR rates and a lower balance due on our term loan.

Income tax expense

Income tax expense was $51.4 million, an effective tax rate of 22.6 percent, for the nine months ended September 30, 2020, compared to $40.9 million, an effective tax rate of 22.0 percent, for the comparable period in 2019. The tax rate for the nine months ended September 30, 2020 was higher due to state filing position changes and an unfavorable return to accrual adjustment, partially offset by a larger benefit related to share-based compensation.

Cash Flows and Liquidity

Significant sources (uses) of cash and cash equivalents are summarized for the periods indicated, in thousands:

	Nine Months Ended September 30,
	2020	2019
Changes in cash and cash equivalents:
Net cash provided by operating activities	$255,723	$182,779
Net cash used in investing activities	(46,324)	(38,288)
Net cash used in financing activities	(78,868)	(73,829)
Increase for the period	$130,531	$70,662

Net cash flows provided by operating activities increased $72.9 million for the nine months ended September 30, 2020, as compared to the prior year period. The change was primarily due to the timing of accounts receivable collections and accrued liability payments, as well as an increase in net income.

Net cash used in investing activities was $46.3 million for the nine months ended September 30, 2020, primarily composed of $27.2 million for purchases of property and equipment, primarily vehicles, and $21.5 million for acquisitions, partially offset by $2.3 million in proceeds from the sale of property and equipment.  Net cash used in investing activities was $38.3 million for the nine months ended September 30, 2019, primarily composed of $34.1 million for purchases of property and equipment, primarily vehicles, and $6.5 million for the acquisition of Viking, partially offset by $2.2 million in proceeds from the sale of property and equipment.

Net cash used in financing activities was $78.9 million for the nine months ended September 30, 2020.  During the nine months ended September 30, 2020, we used $43.1 million for the repurchase of common stock pursuant to the 2019 Repurchase Program, $19.2 million for payments on our term loan under our Amended Credit Agreement and on our equipment notes, $14.8 million on purchases of common stock for tax withholding obligations related to the vesting and exercise of share-based incentive awards, and $2.3 million in debt issuance costs as a result of entering into a new term loan and revolving credit facility. Net cash used in financing activities was $73.8 million for the nine months ended September 30, 2019. During the nine months ended September 30, 2019, we used $52.2 million for the repurchase of common stock pursuant to the 2019 Repurchase Program, $19.4 million for payments on our term loan under our Amended Credit Agreement and on our equipment notes, and $11.1 million on purchases of common stock for tax withholding obligations related to the vesting and exercise of share-based incentive awards. We also made payments totaling $1.1 million for contingent consideration for EcoFoam and Santa Rosa. We received $10.0 million in proceeds from the issuance of equipment notes.

We are closely managing our balance sheet, including maximizing our cash flow, to maintain our strong foundation and provide stability as we continue to work through the impacts of the COVID-19 pandemic.  We had solid liquidity available to us at September 30, 2020, with $315.3 million of cash and $389.6 million available borrowing capacity under our Revolving Facility.  In the three months ended September 30, 2020, we resumed share repurchases under the 2019 Share Repurchase Program, as well as reengaged with companies previously in our acquisition pipeline. Both activities had been previously suspended due to the uncertainty caused by the COVID-19 pandemic.  We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to support our ongoing operations and working capital needs.

The following table summarizes our liquidity, in thousands:

	As of
	September 30,	December 31,
	2020	2019
Cash and cash equivalents (a)	$315,338	$184,807

Revolving Facility	450,000	250,000
Less: standby letters of credit	(60,382)	(61,382)
Availability under Revolving Facility	389,618	188,618

Total liquidity	$704,956	$373,425

(a) Our cash and cash equivalents consist of AAA-rated money market funds as well as cash held in our demand deposit accounts.

We occasionally use performance bonds to ensure completion of our work on certain larger customer contracts that can span multiple accounting periods.  Performance bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed.  We also have bonds outstanding for license and insurance.  Information regarding our outstanding bonds as of September 30, 2020 is incorporated by reference from Note 15 – Other Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

OUTLOOK

Throughout the COVID-19 pandemic, construction activities were generally deemed an essential service in all but a few states, resulting in our ability to continue operating in most locations until segments of the economy started to reopen during the second quarter.  Management continues to evaluate every aspect of our business and is monitoring ongoing developments which may trigger restrictions on operating activities, an economic downturn, or other adverse impact to our business resulting from the pandemic’s greater economic impact.

OFF-BALANCE SHEET ARRANGEMENTS

We had no material off-balance sheet arrangements during the quarter ended September 30, 2020, other than short-term leases, letters of credit, and performance and license bonds, which have been disclosed in Part 1, Item 1 of this Quarterly report.

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

FORWARD-LOOKING STATEMENTS

Statements contained in this report that reflect our views about future periods, including our future plans and performance, constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by words such as “will,” “would,” “anticipate,” “expect,” “believe,” “designed,” “plan,” or “intend,” the negative of these terms, and similar references to future periods.  These views involve risks and uncertainties that are difficult to predict and, accordingly, our actual results may differ materially from the results discussed in our forward-looking statements.  We caution you against unduly relying on any of these forward-looking statements.  Our future performance may be affected by the duration and impact of the COVID-19 pandemic on the United States economy, specifically with respect to residential and commercial construction, our ability to continue operations in markets affected by the COVID-19 pandemic and our ability to collect receivables from our customers, our reliance on residential new construction, residential repair/remodel, and commercial construction, our reliance on third-party suppliers and manufacturers, our ability to attract, develop, and retain talented personnel and our sales and labor force, our ability to maintain consistent practices across our locations, and our ability to maintain our competitive position.  We discuss the material risks we face under the caption entitled “Risk Factors” in our Annual Report for the year ended December 31, 2019, as filed with the SEC on February 25, 2020, as well as under the caption entitled “Risk Factors” in subsequent reports that we file with the SEC.  Our forward-looking statements in this filing speak only as of the date of this filing.  Factors or events that could cause our actual results to differ may emerge from time to time and it is not possible for us to predict all of them.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements as a result of new information, future events, or otherwise.

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

Interest payable on both the term loan facility and Revolving Facility under the Amended Credit Agreement is based on a variable interest rate.  As a result, we are exposed to market risks related to fluctuations in interest rates on this outstanding indebtedness.  As of September 30, 2020, we had $292.5 million outstanding under our term loan facility, and the applicable interest rate as of such date was 1.50%.  Based on our outstanding borrowings under the Amended Credit Agreement as of September 30, 2020, a 100 basis point increase in the interest rate would result in a $2.8 million increase in our annualized interest expense.  There was no outstanding balance under the Revolving Facility as of September 30, 2020.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the most recent fiscal quarter ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

The information set forth under the caption “Litigation” in Note 15 – Other Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report, is incorporated by reference herein.

Item 1A.  RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in our Annual Report for the year ended December 31, 2019, as filed with the SEC on February 25, 2020, and supplemented in our Quarterly Report for the three months ended March 31, 2020, as filed with the SEC on May 5, 2020, which are incorporated by reference herein.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding the repurchase of our common stock for the three months ended September 30, 2020, in thousands, except share and per share data:

Period	Total Number of Shares Purchased	Average Price Paid per Common Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2020 - July 31, 2020	-	$-	-	$54,962
August 1, 2020 - August 31, 2020	24,524	$152.87	24,524	$51,213
September 1, 2020 - September 30, 2020	33,286	$157.67	33,286	$45,965
Total	57,810	$155.63	57,810

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

November 3, 2020