Form 10-K
period 2020-12-31
TopBuild Corp
filed 2021-02-23
CIK 1633931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer   ⌧      Accelerated filer   ◻    Non-accelerated filer    ☐   Smaller reporting company  ◻    Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐Yes            ⌧ No

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based on the closing price of $113.77 per share as reported on the New York Stock Exchange on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3.7 billion.

Number of shares of common stock outstanding as of February 15, 2021:  33,018,535

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2021 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2020, are incorporated by reference into Part III of this Form 10-K.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this Annual Report that reflect our views about future periods, including our future plans and performance, constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by words such as “will,” “would,” “anticipate,” “expect,” “believe,” “designed,” “plan,” or “intend,” the negative of these terms, and similar references to future periods.  These views involve risks and uncertainties that are difficult to predict and, accordingly, our actual results may differ materially from the results discussed in our forward-looking statements.  We caution you against unduly relying on any of these forward-looking statements.  Our future performance may be affected by the duration and impact of the COVID-19 pandemic on the United States economy, specifically with respect to residential and commercial construction, our ability to continue operations in markets affected by the COVID-19 pandemic, and our ability to collect our receivables from our customers, our reliance on residential new construction, residential repair/remodel, and commercial construction; our reliance on third-party suppliers and manufacturers; our ability to attract, develop, and retain talented personnel and our sales and labor force; our ability to maintain consistent practices across our locations; our ability to maintain our competitive position; and our ability to realize the expected benefits of our acquisitions.  We discuss the material risks we face under the caption entitled “Risk Factors” in Item 1A of this Annual Report.  Our forward-looking statements in this Annual Report speak only as of the date of this Annual Report.  Factors or events that could cause our actual results to differ may emerge from time to time and it is not possible for us to predict all of them.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements as a result of new information, future events, or otherwise.

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

Segment Overview

We operate in two segments: our Installation segment, TruTeam, which accounts for 72% of our sales, and our Distribution segment, Service Partners, which accounts for 28% of our sales.

We believe that having both TruTeam and Service Partners provides us with a number of distinct competitive advantages.  First, the combined buying power of our two business segments, along with our national scale, strengthens our ties to the major manufacturers of insulation and other building products.  This helps to ensure we are buying competitively and ensures the availability of supply to our local branches and distribution centers.   The overall effect is driving efficiencies through our supply chain.  Second, being a leader in both installation and distribution allows us to reach a broader set of builders more effectively, regardless of their size or geographic location in the U.S., and leverage housing growth wherever it occurs.  Third, during industry downturns, many insulation contractors who buy directly from manufacturers during industry peaks return to purchasing through distributors.  As a result, this helps to reduce our exposure to cyclical swings in our business.

Installation (TruTeam)

We provide insulation installation services nationwide through our TruTeam contractor services business which has approximately 200 installation branches located across the United States.

Various insulation applications we install include:

●	Fiberglass batts and rolls
●	Blown-in loose fill fiberglass
●	Blown-in loose fill cellulose
●	Polyurethane spray foam

In addition to insulation products, which represented 73% of our Installation segment’s sales during the year ended December 31, 2020, we also install other building products including, glass and windows, rain gutters, afterpaint products, fireproofing, garage doors, and fireplaces.

We handle every stage of the installation process including material procurement supplied by leading manufacturers, project scheduling and logistics, multi-phase professional installation, and installation quality assurance.  The amount of insulation installed in a new home is regulated by various building and energy codes.

Our TruTeam customer base includes national and regional single-family homebuilders, single-family custom builders, multi-family builders, commercial general contractors, remodelers, and individual homeowners.

Through our Home Services subsidiary and our Environments for Living® program, we offer services and tools designed to assist builders with applying the principles of building science to new home construction.  We offer pre-construction plan reviews using industry-standard home-energy analysis software, various inspection services, and diagnostic testing.  Our Home Services subsidiary is one of the top ten Home Energy Rating System Index (HERS) raters in the U.S.

Distribution (Service Partners)

We distribute insulation, insulation accessories and other building products including rain gutters, fireplaces, closet shelving, and roofing materials through our Service Partners business, which has approximately 75 distribution centers across the United States.

Our Service Partners customer base consists of thousands of insulation contractors of all sizes, gutter contractors, weatherization contractors, other contractors, dealers, metal building erectors, and modular home builders.

For further information on our segments, see Item 8. Financial Statements and Supplementary Data – Note 8. Segment Information.

Demand for Our Products and Services

Demand for our insulation products and services is driven by new single-family residential and multi-family home construction, commercial construction, remodeling and repair activity, and the growing need for energy efficiency.  Being a leader in both installation and distribution allows us to reach a broader set of customers more effectively, regardless of their size or geographic location within the U.S.  We recognize that competition for the installation and sale of insulation and other building products occurs in localized geographic markets throughout the country, and, as such, our operating model is based on our geographically diverse branches building and maintaining local customer relationships.  At the same time, our local operations benefit from centralized functions such as purchasing, information technology, sales and marketing support, and credit and collections.

Activity in the construction industry is seasonal, typically peaking in the summer months.  Because installation of insulation historically lags housing starts by several months, we generally see a corresponding benefit in our operating results during the third and fourth quarters.

Competitive Advantages

The market for the distribution and installation of building products is highly fragmented and competitive.  Barriers to entry for local competitors are relatively low, increasing the risk that additional competitors will emerge.  Our ability to maintain our competitive position depends on a number of factors including our national scale, sales channels, diversified product lines, operation capabilities, strong local presence, the unique ability to offset decreases in demand for services with our distribution business, and strong cash flows.

National scale.  With our national footprint, we provide products and services to each major construction line of business in the U.S.  Our national scale, together with our centralized TopBuild executive management team, allows us to compete locally by:

•	Leveraging systems, management, and best practice processes across both our installation and distribution businesses;

•

Providing national and regional builders with broad geographic reach, while maintaining consistent policies and practices that enable reliable, high-quality products and services across many geographies and building sites;

•

Establishing strong ties to major manufacturers of insulation and other building products that help ensure we are buying competitively, maintaining our supply to our local branches and distribution centers, and driving efficiencies throughout our supply chain;

•	Providing consistent, customized support and geographic coverage to our customers; and

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

Unique ability to offset decreases in demand for services with our distribution business.  During industry downturns many insulation contractors, who buy directly from manufacturers during industry peaks, return to purchasing through distributors for small, “Less Than Full Truckload” shipments. This drives incremental customers to Service Partners during these points in the business cycle, offsetting decreases in demand for installation services at TruTeam because of a downturn.  We believe that our leadership position in both installation and distribution helps to reduce exposure to cyclical swings in our lines of business.

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

Major Customers

We have a diversified portfolio of customers and no single customer accounted for more than three percent of our total revenues for the year ended December 31, 2020.  Our top ten customers accounted for approximately 12 percent of our total sales in 2020.

Suppliers

Our businesses depend on our ability to obtain an adequate supply of high-quality products and components from manufacturers and other suppliers, upon whom we rely heavily.  We source the majority of our fiberglass building products from four primary U.S.-based residential fiberglass insulation manufacturers: Knauf, CertainTeed, Johns Manville, and Owens Corning.  Failure by our suppliers to provide us with an adequate supply of high-quality products on commercially reasonable terms, or to comply with applicable legal requirements, could have a material, adverse effect on our financial condition or operating results.  We believe we generally have positive relationships with our suppliers.

Human Capital

Demographics

As of December 31, 2020, we had 10,540 employees (excluding contingent workers), of which 7,153 were installers.   Approximately 852 of our employees are currently covered by collective bargaining or other similar labor agreements that expire on various dates through 2024.

Due to strong and growing demand in the new housing market, there is a shortage of labor in the construction industry. We have taken proactive steps to recruit construction labor including instituting a Friends and Family Referral Program in the second half of 2020. This program has been very successful, leading to the hiring of 747 installers.

Safety

We put the safety of our employees first in all that we do.  It is one of our core values and is engrained in our culture and an important measure in how we rate our success as a company. In addition, a portion of management’s annual bonus is tied to our safety performance. Our goal is to have zero incidents, which we strive to achieve by providing specialized safety trainings and programs to our employees. These trainings commence as soon as the employee is hired, with additional training provided on an ongoing basis at every branch operation and at the Branch Support Center throughout the year.

We closely monitor OSHA reportable injuries throughout the year and conduct extensive research to better understand and improve our working environments. We disclose our incident rates in the Sustainability section of our website and, as shown therein, our incident rate in 2020 was 2.79 per the OSHA guidelines, an improvement from 2019 of approximately 9%, when the rate was 3.06. Our incident rate does not include potential work-related COVID-19 exposures, for which we have implemented additional safety measures at all our branches and on worksites.

Diversity and Inclusion

We acknowledge and are committed to respecting and upholding the human rights and dignity of all individuals within our operations.  We have adopted a company-wide Human Rights policy, which sets forth our values and underscores the philosophy with which we conduct our business. We support our employees’ diversity and are fully committed to an inclusive workplace. As of December 31, 2020, TopBuild’s employees self-identified as 47% Hispanic, 42% White, 7% Black, and 4% Other. TopBuild employees represent a higher racial diversification in comparison to both the construction industry and the total U.S. workforce, as reported by the Bureau of Labor Statistics (June 2020). In addition, TopBuild’s gender representation at December 31, 2020 was comparable to the construction industry.

* sums to >100% due to multi-racial reporting

Executive Officers

Set forth below is information about our executive officers. There are no family relationships among any of the officers named below.

Robert Buck, age 51

●	Chief Executive Officer and President since January 1, 2021
●	President and Chief Operating Officer from June 2015 – December 2020
●	Group Vice President of Masco from 2014 – June 2015, responsible for the Installation and Other Services Segment consisting of both Masco Contractor Services and Service Partners
●	President of Masco Contractor Services from 2009 – 2014

John Peterson, age 62

●	Vice President and Chief Financial Officer since June 2015
●	Executive Vice President, Chief Financial Officer of Masco Contractor Services from November 2010 – June 2015
●	Chief Financial Officer of Masco Retail Cabinet Group, from 2006 – 2010

Luis F. Machado, age 58

●	Vice President, General Counsel and Corporate Secretary since August 2020
●	Vice President, General Counsel and Secretary of CTS Corporation from 2015 – August 2020
●	Senior Vice President, Legal, and Assistant Secretary of L Brands, Inc. in Columbus, Ohio from 2010 – 2015

Jennifer Shoffner, age 48

●	Chief Human Resources Officer since August 2020
●	Vice President, Talent Management from February 2020 – August 2020
●	Vice President, Human Resources of Liberty Hardware, a Masco Company, from 2006 – 2011 and 2013 – January 2020

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

Additional Information

We provide our Annual Reports, Quarterly Reports, Current Reports and amendments to those reports free of charge on our website, www.topbuild.com, as soon as reasonably practicable after these reports are filed with or furnished to the SEC.  We also provide Environmental, Social and Governance (“ESG”) information, including with respect to certain safety metrics, on our website.  Information contained on our website is not incorporated by reference into this Form 10-K, and you should not consider information contained on our website to be part of this Form 10-K or in deciding whether to purchase shares of our common stock.

Use of our Website to Distribute Material Company Information

We use our website, www.topbuild.com, as a channel of distribution and routinely post important Company information including press releases, investor presentations and financial information. We may also use our website to expedite public access to time-critical information regarding our Company in advance of or in lieu of distributing a press release or a filing with the SEC disclosing the same information. Visitors to our website can also register to receive automatic e-mail and other notifications alerting them when new information is made available.

Item 1A.  RISK FACTORS

A number of risks and uncertainties could affect our business and cause our actual results to differ from past performance or expected results.  We consider the following risks and uncertainties to be those material to our business.  If any of these risks occur, our business, financial condition and results of operations could suffer, and the trading price of our common stock could decline.  We urge investors to consider carefully the risk factors described below in evaluating the information contained in this Annual Report.

Risks Which May Be Material to Our Business

Risks Relating to Products and Supply Chain

We are dependent on third-party suppliers and manufacturers to provide us with an adequate supply of high-quality products, and the loss of a large supplier or manufacturer could negatively affect our operating results.

Failure by our suppliers to provide us with an adequate supply of high-quality products on commercially reasonable terms, or to comply with applicable legal requirements, could have a material adverse effect on our financial condition or operating results.  While we believe that we have positive relationships with our suppliers, the fiberglass insulation industry has encountered both shortages and periods of significant oversupply during past housing market cycles, leading to volatility in prices and allocations of supply, which affect our results.  While we do not believe we depend on any sole or limited source of supply, we source the majority of our building products, primarily insulation, from a limited number of large suppliers.  The loss of a large supplier, or a substantial decrease in the availability of products or components from our suppliers, could disrupt our business and adversely affect our operating results.

Our profit margins could decrease due to changes in the costs of the products we install and/or distribute.

The principal building products that we install and distribute have been subject to price changes in the past, some of which have been significant.  Our results of operations for individual quarters can be, and have been, hurt by a delay between the time building product cost increases are implemented and the time we are able to increase prices for our installation or distribution services, if at all.  Our supplier purchase prices may depend on our purchasing volume or other arrangements with any given supplier. While we have been able to achieve cost savings through volume purchasing or other arrangements with suppliers in the past, we may not be able to consistently continue to receive advantageous pricing for the products we distribute and install.  If we are unable to maintain purchase pricing consistent with prior periods or are unable to pass on price increases, our costs could increase and our margins may be adversely affected.

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

New product innovations or new product introductions could negatively impact demand for the products we install and distribute.

We may not be able to identify new products or new product lines and integrate them into our distribution network, which may impact our ability to compete.  Our expansion into new markets may present competitive, distribution, and regulatory challenges that differ from current ones.

Our business depends, in part, on our ability to identify future products and product lines that complement existing products and product lines and that respond to our customers’ needs. We may not be able to compete effectively unless our product selection keeps up with trends in the markets in which we compete, or trends in new products, which could cause us to lose market share. Our expansion into new markets, new products or new product lines may present competitive, distribution and regulatory challenges, as well as divert management’s attention away from our core business. In addition, our ability to integrate new products and product lines into our distribution network could affect our ability to compete.

Risks Relating to Potential Closures due to Events Beyond Our Control

Events beyond our control may negatively impact demand for our services or the products we distribute.

A variety of events uncontrollable by us may reduce demand for our services or the products that we distribute, impair our ability to deliver our services or products on schedule, or increase the cost of delivering our services or products. Demand for our services or products is dependent on a variety of macroeconomic factors, such as employment levels, interest rates, changes in stock market valuations, consumer confidence, housing demand, availability of financing for home buyers, availability and prices of new homes compared to existing inventory, and demographic trends. These factors, in particular consumer confidence, can be significantly adversely affected by a variety of factors beyond our control, including: catastrophic events or natural disasters (such as hurricanes, floods, wildfires, earthquakes, droughts, excessive heat or rain, epidemics, pandemics, and terrorist attacks); international, political or military developments; and significant volatility in debt and equity markets. Certain of these events can also have a serious impact on our customer’s ability to develop residential communities or commercial projects, or could cause delays in, prevent the completion of, or increase the cost of, developing one or more of them, which in turn could harm our sales and results of operations.

The ongoing COVID-19 Pandemic may cause further business and market disruptions, impacting demand for our services or the products we distribute, our ability to provide services, or our results of operations or financial condition.

There remains significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. economy and consumer confidence. The extent to which COVID-19 impacts our results will continue to depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19, new or additional strains of COVID-19, and the actions taken to contain it or treat its impact. While we have not seen a significant impact on our busines resulting from COVID-19 to date, if the virus causes significant negative impacts to economic conditions or consumer confidence, our results of operations and financial condition could be adversely impacted. While we are currently able to operate in all of our locations, there is no guarantee that the services we provide will continue to be allowed or that other events making the provision of our services challenging or impossible, will not occur. For example, if there are surges in levels of COVID-19 infections in certain states, those states may respond by, among other things, deeming residential and commercial construction as nonessential.

Risks Relating to Human Capital

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

Our business results also depend upon our branch managers and sales personnel, including those of businesses acquired.  Our ability to control labor costs and attract qualified labor is subject to numerous external factors including prevailing wage rates, the labor market, the demand environment, the impact of legislation or regulations governing wages and hours, labor relations, immigration, healthcare benefits, and insurance costs.  In addition, we compete with other companies to recruit and retain qualified installers and truck drivers in a tight labor market, and we invest significant resources in training and motivating them to maintain a high level of job satisfaction.  These positions generally have high turnover rates, which can lead to increased training and retention costs. If we fail to attract qualified labor on favorable terms, we may not be able to meet the demand of our customers, which could adversely impact our business, financial condition, and results of operations.

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

We have a significant exposure to changes in laws governing our relationships with our employees, including wage and hour laws and regulations, fair labor standards, minimum wage requirements, overtime pay, unemployment tax rates, workers’ compensation rates, citizenship requirements, and payroll taxes, which changes would have a direct impact on our operating costs.  Significant additional government-imposed increases in the preceding areas could have a material adverse effect on our business, financial condition, and results of operations.

In addition, various states in which we operate are considering or have already adopted new immigration laws or enforcement programs, and the U.S. Congress and Department of Homeland Security from time to time consider and implement changes to federal immigration laws, regulations, or enforcement programs.  These changes may increase our compliance and oversight obligations, which could subject us to additional costs and make our hiring process more cumbersome, or reduce the availability of potential employees. Although we verify the employment eligibility status of all our employees, including through participation in the “E-Verify” program where required, some of our employees may, without our knowledge, be unauthorized workers.  Use of the “E-Verify” program does not guarantee that we will properly identify all applicants who are ineligible for employment.  Unauthorized workers are subject to deportation and may subject us to fines or penalties and, if any of our workers are found to be unauthorized, we could experience adverse publicity that negatively impacts our brand and may make it more difficult to hire and retain qualified employees, which could disrupt our operations.  We could also become subject to fines, penalties, and other costs related to claims that we did not fully comply with all recordkeeping obligations of federal and state immigration laws. These factors could have a material adverse effect on our business, financial condition, and results of operations.

Union organizing activity and work stoppages could delay or reduce availability of products that we install and increase our costs.

Approximately ten percent of our employees are currently covered by collective bargaining or other similar labor agreements that expire on various dates through 2024.  Any inability by us to negotiate collective bargaining arrangements could cause strikes or other work stoppages, and new contracts could result in increased operating costs.  If any such strikes or other work stoppages occur, or if other employees become represented by a union, we could experience a disruption of our operations and higher labor costs.  Further, if a significant number of additional employees were to unionize, including in the wake of any future legislation that makes it easier for employees to unionize, these risks would increase.  In addition, certain of our suppliers have unionized work forces, and certain of the products we install and/or distribute are transported by unionized truckers.  Strikes, work stoppages, or slowdowns could result in slowdowns or closures of facilities where the products that we install and/or distribute are manufactured, or could affect the ability of our suppliers to deliver such products to us.  Any interruption in the production or delivery of these products could delay or reduce availability of these products and increase our costs.

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

Risks Relating to Mergers and Acquisitions

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

Our ability to successfully implement our business plan and achieve targeted financial results is dependent on our ability to successfully integrate acquired businesses.  The process of integrating acquired businesses, may expose us to operational challenges and risks, including, but not limited to:

•	the ability to profitably manage acquired businesses or successfully integrate the acquired business’ operations, financial reporting, and accounting control systems into our business;

•	the expense of integrating acquired businesses;

•	increased indebtedness;

•	the loss of installers, suppliers, customers or other significant business partners of acquired businesses;

•	the ability to fund cash flow shortages that may occur if anticipated revenue is not realized or is delayed, whether by general economic or market conditions, or unforeseen internal difficulties;

•	the availability of funding sufficient to meet increased capital needs;

•	potential impairment of goodwill and other intangible assets;

•	risks associated with the internal controls and accounting policies of acquired businesses;

•	diversion of management’s attention due to the increase in the size of our business;

•	difficulties in the assimilation of different corporate cultures and business practices;

•	the ability to retain vital employees or hire qualified personnel required for expanded operations;

•	failure to identify all known and contingent liabilities during due diligence investigations; and

•	the indemnification granted to us by sellers of acquired companies may not be sufficient.

Failure to successfully integrate any acquired business may result in reduced levels of revenue, earnings, or operating efficiency than might have been achieved if we had not acquired such business.  In addition, our past acquisitions results, and any future acquisitions could result in the incurrence of additional debt and related interest expense, contingent liabilities, and amortization expenses related to intangible assets, which could have a material adverse effect on our financial condition, operating results, and cash flow.

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

Risks Relating to Legal and Regulatory Matters

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

Claims and litigation could be costly.

We are, from time to time, involved in various claims, litigation matters, and regulatory proceedings that arise in the ordinary course of our business and which could have a material adverse effect on us.  These matters may include contract disputes, automobile liability and other personal injury claims, warranty disputes, environmental claims or proceedings, other tort claims, employment and tax claims, claims relating to the quality of products sourced from our suppliers, and other proceedings and litigation, including class actions.  In addition, we are exposed to potential claims by our employees or others based on job related hazards.

We may also be subject to claims or liabilities arising from our acquisitions for the periods prior to our acquisition of them, including environmental, employee-related, and other liabilities and claims not covered by insurance. Our ability to seek indemnification from the former owners of our acquired businesses for these claims or liabilities may be limited by the respective acquisition agreements and the financial ability of the former owners to satisfy our indemnification claims.

Our builder and contractor customers are subject to product liability, casualty, negligence, construction defect, breach of contract, warranty, and other claims in the ordinary course of their business. Our contractual arrangements with our builder and contractor customers may include our agreement to defend and indemnify them against various liabilities.

We rely on manufacturers and other suppliers to provide us with most of the products we install.  Because we do not have direct control over the quality of products manufactured or supplied by third-party suppliers, we are exposed to risks relating to the quality of those products.  In addition, we are exposed to potential claims arising from the conduct of our employees, homebuilders, and other subcontractors, for which we may be liable contractually or otherwise.

Product liability, workmanship warranty, casualty, negligence, construction defect, breach of contract, and other claims and legal proceedings can be expensive to defend and can divert the attention of management and other personnel for significant periods of time, regardless of fault or the ultimate outcome.  In addition, lawsuits relating to construction defects typically have statutes of limitations that can run as long as ten years.  Claims of this nature could also have a negative impact on customer confidence in us and our services.

Although we intend to defend all claims and litigation matters vigorously, given the inherently unpredictable nature of claims and litigation, we cannot predict with certainty the outcome or effect of any claim or litigation matter.

We expect to maintain insurance against some, but not all, of our risks of loss resulting from claims and litigation.  We may elect not to obtain insurance if we believe the cost of available insurance is excessive relative to the risks presented.  The levels of insurance we maintain may not be adequate to fully cover any and all losses or liabilities.  If any significant accident, judgment, claim, or other event is not fully insured or indemnified against, it could have a material adverse impact on our business, financial condition, and results of operations.

Compliance with government regulation and industry standards could impact our operating results.

We are subject to federal, state, and local government regulations, particularly those pertaining to health and safety, including protection of employees and consumers, employment laws, including immigration and wage and hour regulations, contractor licensing, data privacy, and environmental issues.  In addition to complying with current requirements, even more stringent requirements could be imposed in the future.  Compliance with these regulations and industry standards is costly and may require us to alter our installation and distribution processes, product sourcing, or business practices, and makes recruiting and retaining labor in a tight labor market more challenging.  Compliance with these regulations and industry standards could also divert our attention and resources to compliance activities and could cause us to incur higher costs.  Further, if we do not effectively and timely comply with such regulations and industry standards, our results of operations could be negatively affected, and we could become subject to substantial penalties or other legal liability.

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

Risks Relating to the Industry in Which We Operate

Our business relies on residential new construction activity, and to a lesser extent on residential repair/remodel and commercial construction activity, all of which are cyclical.

Demand for our services is cyclical and highly sensitive to general macroeconomic and local economic conditions over which we have no control.  Macroeconomic and local economic conditions, including consumer confidence levels, fluctuations in home prices, unemployment and underemployment levels, income and wage growth, student loan debt, household formation rates, mortgage tax deduction limits, the age and volume of the housing stock, the availability of home equity loans and mortgages and the interest rates for such loans, and other factors, affect consumers’ discretionary spending on both residential new construction projects and residential repair/remodel activity.  The commercial construction market is affected by macroeconomic and local economic factors such as interest rates, credit availability for commercial construction projects, material costs, employment rates, and vacancy and absorption rates.  Changes or uncertainty regarding these and similar factors could adversely affect our results of operations and our financial position.

We face significant competition, and increased competitive pressure may adversely affect our business, financial condition, results of operations and cash flows.

The market for the distribution and installation of building products is highly fragmented and competitive, and barriers to entry are relatively low.  Our installation competitors include national contractors, regional contractors, and local contractors, and we face many or all of these competitors for each project on which we bid.  Our insulation distribution competitors include numerous specialty insulation distributors.  In some instances, our insulation distribution business sells products to companies that may compete directly with our installation service business.  We also compete with broad line building products distributors, big box retailers, and insulation manufacturers.  In addition to price, we believe that competition in our industry is based largely on existing customer relationships, customer service and the quality and timeliness of installation services and distribution product deliveries in each local market.  In the event that increased demand leads to higher prices for the products we sell and install, we may have limited ability to pass on price increases in a timely manner, or at all, due to the fragmented and competitive nature of our industry.

Our business is seasonal and is susceptible to adverse weather conditions and natural disasters.  We also may be adversely affected by any natural or man-made disruptions to our facilities.

We normally experience stronger sales during the third and fourth calendar quarters, corresponding with the peak season for residential new construction and residential repair/remodel activity.  Sales during the winter weather months are seasonally slower due to the lower construction activity.  Historically, the installation of insulation lags housing starts by several months.  In addition, to the extent that hurricanes, severe storms, earthquakes, droughts, floods, fires, other natural disasters, or similar events occur in the geographic areas in which we operate, our business may be adversely affected.  Any widespread disruption to our facilities resulting from a natural disaster, an act of terrorism, or any other cause could materially impair our ability to provide installation and/or distribution services for our customers.

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

Risks Relating to Information Technology and Cybersecurity

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

In addition to the disruptions that may occur from interruptions in our information technology systems, cybersecurity threats and sophisticated and targeted cyberattacks pose a risk to our information technology systems.  We have established security policies, processes and defenses designed to help identify and protect against intentional and unintentional misappropriation or corruption of our information technology systems and disruption of our operations.  Despite these efforts, our information technology systems may be damaged, disrupted or shut down due to attacks by unauthorized persons, malicious software, computer viruses, undetected intrusion, hardware failures, or other events, and in these circumstances our disaster recovery plans may be ineffective or inadequate.  These breaches or intrusions could lead to business interruptions, exposure of proprietary or confidential information, data corruption, damage to our reputation, exposure to legal and regulatory proceedings, and other costs.  Such events could have a material adverse impact on our financial condition, results of operations and cash flows.  In addition, we could be adversely affected if any of our significant customers or suppliers experience any similar events that disrupt their business operations or damage their reputations.

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

Risks Relating to Liquidity and Our Ability to Finance Our Operations

If we are required to take significant non-cash charges, our financial resources could be reduced, and our financial flexibility may be negatively affected.

We have significant goodwill and other intangible assets related to business combinations on our balance sheet.  The valuation of these assets is largely dependent upon the expectations for future performance of our businesses.  Expectations about the growth of residential new construction, commercial construction, and residential repair/remodel activity may impact whether we are required to recognize noncash, pretax impairment charges for goodwill and other indefinite lived intangible assets, or other long-lived assets.  If the value of our goodwill, other intangible assets, or long-lived assets is further impaired, our earnings and stockholders’ equity would be adversely affected and may impact our ability to raise capital in the future.

We may have future capital needs and may not be able to obtain additional financing on acceptable terms.

Our future capital requirements will depend on many factors, including industry and market conditions, our ability to successfully complete future business combinations and the expansion of our existing operations.  We anticipate that we may need to raise additional funds in order to grow our business and implement our business strategy.  Economic and credit market conditions, the performance of the construction industry, and our financial performance, as well as other factors may constrain our financing abilities.  Our ability to secure additional financing and to satisfy our financial obligations will depend upon our future operating performance, the availability of credit, economic conditions, and financial, business, and other factors, many of which are beyond our control.  Any financing, if available, may be on terms that are not favorable to us and will be subject to changes in interest rates and the capital markets environment.  If we cannot obtain adequate capital, we may not be able to fully implement our business strategy and our business, operational results and financial condition could be adversely affected.

Our indebtedness and restrictions in our existing credit facility, Senior Notes or any other indebtedness we may incur in the future, could adversely affect our business, financial condition, results of operations, ability to make distributions to shareholders, and the value of our common stock.

Our indebtedness could have significant consequences on our future operations, including:

•	making it more difficult for us to meet our payments and other obligations;

•	reducing the availability of our cash flows to fund working capital, capital expenditures, acquisitions or strategic investments and other general corporate requirements, and limiting our ability to obtain additional financing for these purposes;

•	subjecting us to increased interest expense related to our indebtedness with variable interest rates, including borrowings under our credit facility;

•	limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to changes in our business, the industry in which we operate and the general economy; and

•	placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged.

Any of the above-listed factors could have an adverse effect on our business, financial condition, results of operations, or ability to meet our payment obligations. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell certain assets, reduce or delay capital investments, or seek to raise additional capital, and some of these activities may be on terms that are unfavorable or highly dilutive.  Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time.  If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations.

Certain of our variable rate indebtedness uses LIBOR as a benchmark for establishing the rate of interest. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform.  These reforms and other pressures will cause LIBOR to be replaced with a new benchmark or to perform differently than in the past. The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of our variable rate indebtedness.

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

Our revolving credit facility contains, and any future credit facility or other debt instrument we may enter into will also likely contain, covenants requiring us to maintain certain financial ratios and meet certain tests, such as an interest coverage ratio, a leverage ratio, and a minimum test.  Our ability to comply with those financial ratios and tests can be affected by events beyond our control, and we may not be able to comply with those ratios and tests when required to do so under the applicable debt instruments.  For additional information regarding our outstanding debt see Item 8. Financial Statements and Supplementary Data – Note 6. Long-Term Debt.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

We operate approximately 200 installation branch locations and approximately 75 distribution centers in the United States, most of which are leased.  Our 65,700 square foot Branch Support Center is located at 475 North Williamson Boulevard in Daytona Beach, FL 32114.  This lease expires in June 2029, assuming no exercise of any options set forth in the lease.  We believe that our facilities have sufficient capacity and are adequate for our installation and distribution requirements.

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

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders of our Common Stock.  Our common stock is traded on the NYSE under the symbol “BLD”.  As of February 15, 2021, there were approximately 1,981 holders of our issued and outstanding common stock.

Dividends.  No dividends were paid during the years ended December 31, 2020 and 2019.  Our Amended Credit Agreement, in certain circumstances, limits the amount of dividends we may distribute.  We do not anticipate declaring cash dividends to holders of our common stock in the foreseeable future.

Issuer Purchases of Equity Securities.  The following table provides information regarding the repurchase of our common stock for the three months ended December 31, 2020, in thousands, except share and per share data:

Period	Total Number of Shares Purchased	Average Price Paid per Common Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2020 - October 31, 2020	29,272	$179.34	29,272	$40,715
November 1, 2020 - November 30, 2020	4,701	$160.23	4,701	$39,962
December 1, 2020 - December 31, 2020	—	$—	—	$39,962
Total	33,973	$176.69	33,973

All repurchases were made using cash resources. Excluded from this disclosure are shares repurchased to settle statutory employee tax withholdings related to the vesting of stock awards.

Performance Graph and Table.  The following graph and table compare the cumulative total return of our common stock from July 1, 2015, the date on which our common stock began trading on the NYSE, through December 31, 2020, with the total cumulative return of the Russell 2000 Index and the Standard & Poor’s 500 Index.  The graph and table assume an initial investment of $100 in our common stock and each of the two indices at the close of business on July 1, 2015, and reinvestment of dividends.

	7/1/2015	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
TopBuild Corp.	$100	$114	$132	$281	$167	$381	$682
Standard & Poor's 500 Index	$100	$99	$111	$136	$121	$155	$181
Russel 2000 Index	$100	$91	$110	$127	$107	$132	$157

Item 6.  SELECTED FINANCIAL DATA

The following table sets forth selected historical financial data that should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and notes thereto, included in this Annual Report.  The Consolidated Statements of Operations data for the years ended December 31, 2020, 2019, and 2018, and the Consolidated Balance Sheet data as of December 31, 2020 and 2019, are derived from our audited financial statements included in this Annual Report.  The Consolidated Statements of Operations data for the years ended December 31, 2017 and 2016, and the Consolidated Balance Sheet data as of December 31, 2018, 2017, and 2016, were derived from our audited financial statements not included in this Annual Report. The selected historical financial data in this section is not intended to replace our historical financial statements and the related notes thereto.

	Year Ended December 31,
(in thousands, except per common share amounts)	2020	2019	2018	2017	2016
Net sales	$2,718,038	$2,624,121	$2,384,249	$1,906,266	$1,742,850
Operating profit	$355,046	$289,523	$208,953	$136,864	$121,604
Net income	$247,023	$190,995	$134,752	$158,133	$72,606

Net income per common share:
Basic	$7.50	$5.65	$3.86	$4.41	$1.93
Diluted	$7.42	$5.56	$3.78	$4.32	$1.92

At period end:
Total assets	$2,815,283	$2,603,963	$2,454,531	$1,749,549	$1,690,119
Total debt, net of unamortized debt issuance costs	$706,722	$732,227	$743,474	$241,887	$178,800
Equity	$1,348,794	$1,152,889	$1,072,098	$996,519	$972,547

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

In this section, we generally discuss the results of our operations for the year ended December 31, 2020 compared to the year ended December 31, 2019. For a discussion of the year ended December 31, 2019 to the year ended December 31, 2018, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 25, 2020, which discussion is hereby incorporated herein by reference.

Executive Summary

We are a leading installer and distributor of insulation and other building products to the U.S. construction industry.  Demand for our products and services is driven primarily by residential new construction, commercial construction, and residential repair/remodel activity throughout the U.S.  A number of local and national factors influence activity in each of our lines of business, including demographic trends, interest rates, employment levels, business investment, supply and demand for housing, availability of credit, foreclosure rates, consumer confidence, and general economic conditions.

Activity in the construction industry is seasonal, typically peaking in the summer months.  Because installation of insulation historically lags housing starts by several months, we generally see a corresponding benefit in our operating results during the third and fourth quarters.

Strategy

We are the nation’s leading installer and distributor of residential and commercial insulation and other building products. We are committed to creating long-term value for all stakeholders – employees, customers, suppliers, and investors. Our core values include:

●	Safety – We put the safety of our people first.
●	Integrity – We deliver results with integrity, respect, and accountability.
●	Focus – We are customer-focused, grounded in strong relationships.
●	Innovation – We are continuously improving and encourage idea sharing.
●	Unity – We are united as one team, valuing diversity.
●	Community – We make a difference in the communities we serve.
●	Empowerment – We are empowered to be our best, individually and as a team.

Our strategy is focused on growth and productivity including:

●	Growing organically in the U.S. housing market;
●	Expanding our business in commercial construction;
●	Acquiring strategically aligned businesses;
●	Driving operational efficiencies in the business.

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

We have implemented procedures and processes as required or recommended by governmental and medical authorities to ensure the safety of our employees, including increasing our cleaning and sanitizing practices at all locations and for all company vehicles, mandating social distancing on job sites and within our branch operations and limiting all but essential travel.  However, we are not able to predict whether our customers will continue to operate at their current or typical volumes, and such decreases in their operations would have a negative impact on our business.  We are also unable to predict how long the COVID-19 pandemic will last and the impact of the pandemic on demand for our products and services.  For additional discussion of the potential impact of the COVID-19 pandemic on our business, see the sections entitled “Outlook” and “Risk Factors” included in this Annual Report.

Material Trends in Our Business

We remain optimistic about the U.S. housing market. Following a brief slowdown in the market during the 2nd quarter of 2020 due to the impacts from COVID-19, housing starts increased through much of 2020 and ended the year at nearly 1.4 million (based on seasonally-adjusted figures from the U.S. Census Bureau), the highest level of annual starts in more than a decade, yet below the 50-year historical average of approximately 1.4 million to 1.5 million housing starts per year.  Additionally, housing starts in December 2020 were at a seasonally-adjusted rate of nearly 1.7 million. The current strong demand for housing, combined with the current low interest rate environment is driving optimism for the housing market for 2021 and beyond.

In 2020, we experienced a decline vs. prior year in our sales to commercial construction markets.  This was primarily due to the impact of COVID-19 which caused a temporary halt on certain projects and has slowed production on others due to social distancing requirements on jobsites.  We expect these markets, both light and heavy commercial, to improve going forward with revenue in heavy commercial uneven due to timing and the nature of these larger construction projects.

Seasonality

We normally experience stronger sales during the third and fourth calendar quarters, corresponding with the peak season for residential new construction and residential repair/remodel activity.  Sales during the winter weather months are typically slower due to lower construction activity.  Historically, the installation of insulation lags housing starts by several months. However, the normal lag on residential housing starts has extended recently as demand for residential housing has surged, causing building materials and labor to be constrained.  These material and labor constraints, as well as additional safety precautions related to COVID-19, have also extended the build cycle related to commercial construction.

Results of Operations

We report our financial results in conformity with GAAP.

The following table sets forth our net sales, gross profit, operating profit, and margins, as reported in our Consolidated Statements of Operations, in thousands:

	Year Ended December 31,
	2020	2019
Net sales	$2,718,038	$2,624,121
Cost of sales	1,971,677	1,942,854
Cost of sales ratio	72.5%	74.0%

Gross profit	746,361	681,267
Gross profit margin	27.5%	26.0%

Selling, general, and administrative expense	391,315	391,744
Selling, general, and administrative expense to sales ratio	14.4%	14.9%

Operating profit	355,046	289,523
Operating profit margin	13.1%	11.0%

Other expense, net	(31,956)	(35,745)
Income tax expense	(76,067)	(62,783)
Effective tax rate	23.5%	24.7%

Net income	$247,023	$190,995
Net margin	9.1%	7.3%

Comparison of the Years Ended December 31, 2020 and December 31, 2019

Sales and Operations

Net sales for 2020 increased 3.6 percent, or $93.9 million, to $2.7 billion.  The increase was driven by a 1.6 percent increase in sales volume, 1.4 percent increase in sales from acquisitions, and 0.6 percent impact from higher selling prices.

Our gross profit margins were 27.5 percent and 26.0 percent for 2020 and 2019, respectively.  Gross profit margin improved primarily due to operational efficiencies, lower material costs, higher selling prices, lower insurance costs, and savings from cost reduction activities, partially offset by higher depreciation expense.

Selling, general, and administrative expenses as a percentage of sales were 14.4 percent and 14.9 percent for 2020 and 2019, respectively.  Decreased selling, general, and administrative expense as a percent of sales was primarily the result of higher sales, savings from cost reduction activities and reduced travel and entertainment activity.

Operating margins were 13.1 percent and 11.0 percent for 2020 and 2019, respectively.  The increase in operating margins related to operational efficiencies, higher selling prices, lower insurance costs, savings from cost reduction activities and reduced travel and entertainment activity, partially offset by higher depreciation expense.

Other Expense, Net

Other expense, net, which primarily consists of interest expense, decreased $3.8 million to $32.0 million in 2020 compared with 2019.  The decrease is primarily related to lower LIBOR rates and a lower balance on our term loan.

Income Tax Expense

Our effective tax rate decreased from 24.7 percent in 2019 to 23.5 percent in 2020.  The higher 2019 rate was primarily related to a revaluation of deferred tax assets & liabilities as a result of state filing position changes.

2020 and 2019 Business Segment Results

The following table sets forth our net sales and operating profit information by business segment, in thousands:

	Year Ended December 31,
	2020	2019	Percent Change
Net sales by business segment:
Installation	$1,943,461	$1,906,730	1.9%
Distribution	926,207	862,143	7.4%
Intercompany eliminations	(151,630)	(144,752)
Net sales	$2,718,038	$2,624,121	3.6%

Operating profit by business segment (a):
Installation	$294,793	$253,230	16.4%
Distribution	115,343	90,388	27.6%
Intercompany eliminations	(24,305)	(23,921)
Operating profit before general corporate expense	385,831	319,697	20.7%
General corporate expense, net (b)	(30,785)	(30,174)
Operating profit	$355,046	$289,523	22.6%

Operating profit margins:
Installation	15.2%	13.3%
Distribution	12.5%	10.5%
Operating profit margin before general corporate expense	14.2%	12.2%
Operating profit margin	13.1%	11.0%
(a)	Segment operating profit for years ended December 31, 2020 and 2019 includes an allocation of general corporate expenses attributable to the operating segments which is based on direct benefit or usage (such as salaries of corporate employees who directly support the segment).
(b)	General corporate expense, net includes expenses not specifically attributable to our segments for functions such as corporate human resources, finance and legal, including salaries, benefits, and other related costs.

2020 and 2019 Business Segment Results Discussion

Changes in operating profit margins in the following business segment results discussion exclude general corporate expense, net in 2020 and 2019, as applicable.

Installation

Sales

Sales increased $36.7 million, or 1.9 percent, in 2020 compared to 2019.  Sales increased 2.0 percent from acquisitions and 0.9 percent due to higher selling prices, partially offset by a 1.0 percent decrease in sales volume, primarily in our commercial markets.

Operating Results

Operating margins in the Installation segment were 15.2 percent and 13.3 percent for 2020 and 2019, respectively.  The increase in operating margin was driven by operational efficiencies, lower material costs, higher selling prices, savings from cost reduction activities, lower insurance costs and reduced travel and entertainment activity, partially offset by higher depreciation expense.

Distribution

Sales

Sales increased $64.1 million, or 7.4 percent, in 2020 compared to 2019.  Sales increased 7.9 percent due to higher sales volume, partially offset by 0.5 percent due to lower selling prices.

Operating Results

Operating margins in the Distribution segment were 12.5 percent and 10.5 percent for 2020 and 2019, respectively.  The increase in operating margin was driven by higher sales, operational efficiencies, lower material costs, savings from cost reduction activities and reduced travel and entertainment activity, partially offset by higher depreciation expense.

Commitments and Contingencies

We are subject to certain claims, charges, litigation, and other proceedings in the ordinary course of our business. We believe we have adequate defenses in these matters, and we do not believe that the ultimate outcome of these matters will have a material adverse effect on us.  For additional information see Item 8. Financial Statements and Supplementary Data – Note 11. Other Commitments and Contingencies.

Liquidity and Capital Resources

We have access to liquidity through our cash from operations and available borrowing capacity under our Amended Credit Agreement, which provides for borrowing and/or standby letter of credit issuances of up to $450 million under the Revolving Facility.  For additional information regarding our outstanding debt and borrowing capacity see Item 8. Financial Statements and Supplementary Data – Note 6. Long-Term Debt.

We are closely managing our balance sheet, including maximizing our cash flow, to maintain our strong foundation and provide stability for the future.  We had solid liquidity available to us at December 31, 2020, with $330.0 million of cash and $389.6 million available borrowing capacity under our Revolving Facility.  We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to support our ongoing operations and to fund our debt service requirements, capital expenditures and working capital needs for at least the next twelve months.

The following table summarizes our total liquidity, in thousands:

	As of December 31,
	2020	2019
Cash and cash equivalents (a)	$330,007	$184,807

Revolving Facility	450,000	250,000
Less: standby letters of credit	(60,382)	(61,382)
Availability under Revolving Facility	389,618	188,618

Total liquidity	$719,625	$373,425
(a)	Our cash and cash equivalents consist of AAA-rated money market funds as well as cash held in our demand deposit accounts.

Cash Flows

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the periods indicated, in thousands:

	Year Ended December 31,
	2020	2019
Changes in cash and cash equivalents:
Net cash provided by operating activities	$357,884	$271,777
Net cash used in investing activities	(121,883)	(50,142)
Net cash used in financing activities	(90,801)	(137,757)
Increase for the period	$145,200	$83,878

Net cash flows provided by operating activities increased $86.1 million for the year ended December 31, 2020, as compared to December 31, 2019.  The increase was primarily due to an increase in net income and the timing of working capital collections and expenditures.

Net cash used in investing activities was $121.9 million for the year ended December 31, 2020, primarily comprised of $83.4 million for acquisitions and $40.9 million for purchases of property and equipment, primarily vehicles, partially offset by $2.5 million of proceeds from the sale of property and equipment.  Net cash used in investing activities was $50.1 million for the year ended December 31, 2019, primarily comprised of $45.5 million for purchases of property and equipment, primarily vehicles, and $7.0 million for acquisitions, and partially offset by $2.3 million of proceeds from the sale of property and equipment.

Net cash used in financing activities was $90.8 million for the year ended December 31, 2020. We used $49.2 million for the repurchase of common stock pursuant to the 2019 Repurchase Program, $24.9 million for payments on our term loan under our Amended Credit Agreement and on our equipment notes, $14.9 million for purchases of common stock for tax withholding obligations related to the vesting and exercise of share-based incentive awards, and $2.3 million in debt issuance costs as a result of entering into a new term loan and revolving credit facility.  Net cash used in financing activities was $137.8 million for the year ended December 31, 2019.  We used $110.9 million for common stock repurchases related to our share repurchase programs, including $50.0 million under the 2019 ASR Agreement, $21.9 million for payments on our term loan, $13.0 million for purchases of common stock for tax withholding obligations related to the vesting and exercise of share-based incentive awards, $5.9 million for payments on our equipment financing notes, and $1.1 million for payments of contingent consideration for EcoFoam and Santa Rosa. We received $15.0 million of proceeds from equipment financing notes.

Critical Accounting Policies and Estimates

We prepare our Consolidated Financial Statements in conformity with GAAP.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts and disclosure of assets and liabilities, and any related contingencies, at the date of the financial statements, as well as the reported amounts of sales and expenses during the reporting period.  Actual results could differ from those estimates.

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

Revenue Recognition and Receivables

We recognize revenue for our Installation segment over time as the related performance obligation is satisfied with respect to each particular order within a given customer’s contract. Progress toward complete satisfaction of the performance obligation is measured using a cost-to-cost measure of progress method. The cost input is based on the amount of material installed at that customer’s location and the associated labor costs, as compared to the total expected cost for the particular order. The total expected cost is a significant estimate in the revenue recognition process, requires judgment, and is subject to variability throughout the duration of the contract as a result of contract modifications and other circumstances impacting job completion. Generally, this results in revenue being recognized as the customer is able to receive and utilize the benefits provided by our services. Each contract contains one or more individual orders, which are based on services delivered. When material and installation services are bundled in a contract, we combine these items into one performance obligation as the overall promise is to transfer the combined item.

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

We maintain allowances for estimated losses resulting from the inability of customers to make required payments.  In addition, we monitor our customer receivable balances and the credit worthiness of our customers on an on-going basis.  During downturns in our markets, declines in the financial condition and creditworthiness of customers impact the credit risk of the receivables involved and we have incurred additional bad debt expense related to customer defaults.

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

Goodwill and Other Intangible Assets

We have two reporting units, which are also our operating and reporting segments: Installation and Distribution, and both contain goodwill.  Our operating segments engage in business activities for which discrete financial information including long range forecasts is available, and we complete the impairment testing of goodwill at this level, as defined by accounting guidance. Assets acquired and liabilities assumed are assigned to the applicable reporting unit based on whether the acquired assets and liabilities relate to the operations of such unit and determination of its fair value.  Goodwill assigned to the reporting unit is the excess of the fair value of the acquired business over the fair value of the individual assets acquired and liabilities assumed for the reporting unit.

We perform our annual impairment testing of goodwill in the fourth quarter of each year, or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. When assessing goodwill for impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. If we conclude otherwise, then no further action is taken. We also have the option to bypass the qualitative assessment and only perform a quantitative assessment.

Fair value for our reporting units is determined using a discounted cash flow method which includes significant unobservable inputs (Level 3 inputs). We believe this methodology is comparable to what would be used by other market participants.  Using the discounted cash flow method requires us to make significant estimates and assumptions, including long term projections of cash flows, market conditions, and appropriate discount rates.  Our judgments are based on historical experience, current market trends, consultations with external valuation specialists and other information.  While we believe that the estimates and assumptions underlying the valuation methodology are reasonable, changes to estimates and assumptions could result in different outcomes.  In estimating future cash flows, we rely on internally generated long-range forecasts for sales and operating profits, and generally a one to three percent long term assumed annual growth rate of cash flows for periods after the long-range forecast.  We generally develop these forecasts based upon, among other things, recent sales data for existing products, and estimated U.S. housing starts.

When necessary, an impairment loss is recognized to the extent that a reporting unit’s recorded goodwill exceeds its fair value. In the fourth quarters of 2020 and 2019, we performed an assessment on our goodwill and determined that the estimated fair value of each reporting unit substantially exceeded its carrying value at December 31, 2020, and therefore the goodwill was not impaired.

We did not recognize any impairment charges for goodwill for the years ended December 31, 2020, 2019, and 2018. As of December 31, 2020, net goodwill reflected $762.0 million of accumulated impairment losses, relating primarily to impairment charges taken in 2008-2010 following the substantial decrease in U.S. housing starts after the financial crisis of 2007-2008.

Intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful lives. We evaluate the remaining useful lives of amortizable identifiable intangible assets at each reporting period to determine whether events and circumstances warrant a revision to the remaining periods of amortization.

Income Taxes

If, based upon all available evidence, both positive and negative, it is more likely than not (more than 50 percent likely) such deferred tax assets will not be realized, a valuation allowance is recorded.  Significant weight is given to positive and negative evidence that is objectively verifiable.  A company’s three-year cumulative loss position is significant negative evidence in considering whether deferred tax assets are realizable and the accounting guidance restricts the amount of reliance we can place on projected taxable income to support the recovery of deferred tax assets.

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

Off-Balance Sheet Arrangements

As of December 31, 2020 and 2019, other than short-term leases, letters of credit, and performance and license bonds, we had no material off-balance sheet arrangements. See Item 8. Financial Statements and Supplementary Data of this Annual Report for related disclosures.

Contractual Obligations

The following table provides payment obligations related to current contracts at December 31, 2020, in thousands:

	Payments Due by Period
	2021	2022	2023	2024	2025	Thereafter	Total
Operating leases	$36,801	$25,046	$14,575	$8,757	$4,560	$4,054	$93,793
Principal repayments of long-term debt	23,333	29,276	28,837	30,255	202,500	400,000	714,201
Interest payments and fees on long-term debt (a)	28,873	28,324	27,680	27,178	22,500	11,250	145,805
Purchase obligations (b)	61,528	—	—	—	—	—	61,528
Total	$150,535	$82,646	$71,092	$66,190	$229,560	$415,304	$1,015,327
(a)	Interest and fees have been calculated using the interest rate on our long-term debt as of December 31, 2020 and assumes our standby letters of credit remain constant during the term of our Amended Credit Agreement.
(b)	We have minimum purchase commitments on certain products through 2021. Amounts have been calculated using pricing in effect at December 31, 2020 on non-cancelable minimum contractual obligations by period.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

On March 20, 2020, the Company entered into the Amended Credit Agreement, which renewed, amended and restated the Original Credit Agreement. The Amended Credit Agreement consists of a senior secured term loan facility in the amount of $300.0 million and the Revolving Facility in the amount of $450.0 million.  We also have outstanding Senior Notes with an aggregate principal balance of $400.0 million.  The Senior Notes bear a fixed rate of interest and therefore are excluded from the calculation below as they are not subject to fluctuations in interest rates.

Interest payable on both the term loan facility and Revolving Facility under the Amended Credit Agreement is based on a variable interest rate.  As a result, we are exposed to market risks related to fluctuations in interest rates on this outstanding indebtedness.  As of December 31, 2020, we had $288.8 million outstanding under our term loan facility, and the applicable interest rate as of such date was 1.50%.  Based on our outstanding borrowings under the Amended Credit Agreement as of December 31, 2020, a 100 basis point increase in the interest rate would result in a $2.8 million increase in our annualized interest expense.  There was no outstanding balance under the Revolving Facility as of December 31, 2020.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of TopBuild Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of TopBuild Corp. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition – Total Expected Costs for Performance Obligations Satisfied Over Time

As described in Notes 1 and 3 to the consolidated financial statements, $1,943 million of the Company’s total revenues for the year ended December 31, 2020 was generated from the Installation segment. Revenue is recognized for the Installation segment over time as the related performance obligation is satisfied with respect to each particular order within a given customer’s contract. Progress toward complete satisfaction of the performance obligation is measured using a cost-to-cost measure of progress method. The cost input is based on the amount of material installed at that customer’s location and the associated labor costs, as compared to the total expected cost for the particular order. The total expected cost is a significant estimate in the revenue recognition process, requires judgment, and is subject to variability throughout the duration of the contract as a result of contract modifications and other circumstances impacting job completion. Revenue is recognized over time as the customer is able to receive and utilize the benefits provided.

The principal considerations for our determination that performing procedures relating to revenue recognition – total expected costs for performance obligations satisfied over time is a critical audit matter are the significant judgment by management when determining the total expected costs for a customer contract, which in turn led to significant auditor judgment and effort in performing procedures and evaluating audit evidence obtained related to the estimated amount of material installed and the associated labor costs.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over estimating the total expected costs for performance obligations satisfied over time. The procedures also included, among others, evaluating and testing management’s process for determining the total expected costs for a sample of customer contracts, which included evaluating the reasonableness of significant assumptions, related to the estimated amount of material to be installed and the associated labor costs used by management and considering the factors that can affect the accuracy of those estimates. Evaluating the reasonableness of significant assumptions used involved assessing management’s ability to reasonably estimate total expected costs for customer contracts by (i) performing a comparison of the originally estimated and actual costs incurred on completed contracts and (ii) evaluating the timely identification of circumstances that may warrant a modification to total expected cost, including actual costs in excess of estimates.

/s/ PricewaterhouseCoopers LLP

Tampa, Florida

February 23, 2021

We have served as the Company’s auditor since 2015.

TOPBUILD CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands except share amounts)

	As of
	December 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$330,007	$184,807
Receivables, net of an allowance for credit losses of $6,926 at December 31, 2020, and allowance for doubtful accounts of $4,854 at December 31, 2019	427,340	428,844
Inventories, net	161,369	149,078
Prepaid expenses and other current assets	17,689	17,098
Total current assets	936,405	779,827

Right of use assets	83,490	87,134
Property and equipment, net	180,053	178,080
Goodwill	1,410,685	1,367,918
Other intangible assets, net	190,605	181,122
Deferred tax assets, net	2,728	4,259
Other assets	11,317	5,623
Total assets	$2,815,283	$2,603,963

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$331,710	$307,970
Current portion of long-term debt	23,326	34,272
Accrued liabilities	107,949	98,418
Short-term lease liabilities	33,492	36,094
Total current liabilities	496,477	476,754

Long-term debt	683,396	697,955
Deferred tax liabilities, net	168,568	175,263
Long-term portion of insurance reserves	50,657	45,605
Long-term lease liabilities	53,749	54,010
Other liabilities	13,642	1,487
Total liabilities	1,466,489	1,451,074

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value: 10,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value: 250,000,000 shares authorized; 39,029,913 shares issued and 33,018,925 outstanding at December 31, 2020, and 38,884,530 shares issued and 33,489,769 outstanding at December 31, 2019	389	388
Treasury stock, 6,010,988 shares at December 31, 2020, and 5,394,761 shares at December 31, 2019, at cost	(386,669)	(330,018)
Additional paid-in capital	858,414	849,657
Retained earnings	876,660	632,862
Total equity	1,348,794	1,152,889
Total liabilities and equity	$2,815,283	$2,603,963

See notes to our consolidated financial statements.

TOPBUILD CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except share and per common share amounts)

	Year Ended December 31,
	2020	2019	2018
Net sales	$2,718,038	$2,624,121	$2,384,249
Cost of sales	1,971,677	1,942,854	1,808,097
Gross profit	746,361	681,267	576,152

Selling, general, and administrative expense	391,315	391,744	367,199
Operating profit	355,046	289,523	208,953

Other income (expense), net:
Interest expense	(32,456)	(37,823)	(28,687)
Loss on extinguishment of debt	(233)	—	—
Other, net	733	2,078	558
Other expense, net	(31,956)	(35,745)	(28,129)
Income before income taxes	323,090	253,778	180,824

Income tax expense	(76,067)	(62,783)	(46,072)
Net income	$247,023	$190,995	$134,752

Net income per common share:
Basic	$7.50	$5.65	$3.86
Diluted	$7.42	$5.56	$3.78

Weighted average shares outstanding:
Basic	32,917,971	33,806,104	34,921,318
Diluted	33,299,986	34,376,555	35,613,319

See notes to our consolidated financial statements.

TOPBUILD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash Flows Provided by (Used in) Operating Activities:
Net income	$247,023	$190,995	$134,752
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,410	52,700	39,419
Share-based compensation	14,752	13,658	11,317
Loss on extinguishment of debt	233	—	—
(Gain) loss on sale or abandonment of property and equipment	(88)	1,399	1,204
Amortization of debt issuance costs	1,491	1,558	1,201
Provision for bad debt expense	6,270	7,065	3,240
Loss from inventory obsolescence	2,512	2,622	2,187
Deferred income taxes, net	(4,070)	8,888	12,936
Change in certain assets and liabilities
Receivables, net	2,612	(27,146)	(35,522)
Inventories, net	(11,843)	17,433	(23,297)
Prepaid expenses and other current assets	(460)	9,361	(8,360)
Accounts payable	16,844	(5,124)	29,687
Accrued liabilities	20,545	(2,690)	(660)
Payment of contingent consideration	(413)	—	—
Other, net	66	1,058	(932)
Net cash provided by operating activities	357,884	271,777	167,172

Cash Flows Provided by (Used in) Investing Activities:
Purchases of property and equipment	(40,938)	(45,536)	(52,504)
Acquisition of businesses	(83,408)	(6,952)	(500,202)
Proceeds from sale of property and equipment	2,463	2,321	849
Other, net	—	25	38
Net cash used in investing activities	(121,883)	(50,142)	(551,819)

Cash Flows Provided by (Used in) Financing Activities:
Proceeds from issuance of long-term debt	300,000	14,989	526,604
Repayment of long-term debt	(324,948)	(27,793)	(18,399)
Payment of debt issuance costs	(2,280)	—	(7,819)
Proceeds from revolving credit facility	—	—	90,000
Repayment of revolving credit facility	—	—	(90,000)
Taxes withheld and paid on employees' equity awards	(14,932)	(12,951)	(5,465)
Exercise of stock options	1,438	—	—
Repurchase of shares of common stock	(49,151)	(110,911)	(65,025)
Payment of contingent consideration	(928)	(1,091)	(841)
Net cash (used in) provided by financing activities	(90,801)	(137,757)	429,055

Cash and Cash Equivalents
Increase for the period	145,200	83,878	44,408
Beginning of period	184,807	100,929	56,521
End of period	$330,007	$184,807	$100,929

Supplemental disclosure of cash paid for:
Interest on long-term debt	$30,896	$36,244	$23,733
Income taxes	77,689	43,310	39,010

Supplemental disclosure of noncash activities:
Leased assets obtained in exchange for new operating lease liabilities	$38,646	$128,838	$—
Accruals for property and equipment	645	542	860

See notes to our consolidated financial statements.

TOPBUILD CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share amounts)

	Common	Treasury	Additional
	Stock	Stock	Paid-in	Retained
	($0.01 par value)	at cost	Capital	Earnings	Equity
Balance at December 31, 2017	$386	$(141,582)	$830,600	$307,115	$996,519
Net income	—	—	—	134,752	134,752
Share-based compensation	—	—	11,317	—	11,317
Issuance of 90,760 restricted share awards under long-term equity incentive plan	1	—	(1)	—	—
Repurchase of 252,946 shares pursuant to 2017 Repurchase Program	—	(15,000)	—	—	(15,000)
Repurchase of 13,657 shares pursuant to the settlement of the 2017 ASR Agreement	—	(20,000)	20,000	—	—
Repurchase of 796,925 shares pursuant to the 2018 ASR Agreement	—	(40,025)	(10,000)	—	(50,025)
98,056 shares withheld to pay taxes on employees' equity awards	—	—	(5,465)	—	(5,465)
Balance at December 31, 2018	$387	$(216,607)	$846,451	$441,867	$1,072,098
Net income	—	—	—	190,995	190,995
Share-based compensation	—	—	13,658	—	13,658
Issuance of 129,870 restricted share awards under long-term equity incentive plan	1	—	(1)	—	—
Repurchase of 176,327 shares pursuant to the settlement of the 2018 ASR Agreement	—	(10,000)	10,000	—	—
Repurchase of 722,943 shares pursuant to the 2019 Repurchase Program	—	(60,886)	—	—	(60,886)
Repurchase of 392,501 shares pursuant to the 2019 ASR Agreement	—	(42,525)	(7,500)	—	(50,025)
228,916 shares withheld to pay taxes on employees' equity awards	—	—	(12,951)	—	(12,951)
Balance at December 31, 2019	$388	$(330,018)	$849,657	$632,862	$1,152,889
Cumulative effect of accounting change	—	—	—	(3,225)	(3,225)
Net income	—	—	—	247,023	247,023
Share-based compensation	—	—	14,752	—	14,752
Issuance of 76,041 restricted share awards under long-term equity incentive plan	1	—	(1)	—	—
Repurchase of 542,772 shares pursuant to the 2019 Repurchase Program	—	(49,151)	—	—	(49,151)
Repurchase of 73,455 shares pursuant to the settlement of the 2019 ASR Agreement	—	(7,500)	7,500	—	—
142,822 shares withheld to pay taxes on employees' equity awards	—	—	(14,932)	—	(14,932)
19,242 shares issued upon exercise of stock options	—	—	1,438	—	1,438
Balance at December 31, 2020	$389	$(386,669)	$858,414	$876,660	$1,348,794

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

We recognize revenue for our Installation segment over time as the related performance obligation is satisfied with respect to each particular order within a given customer’s contract. Progress toward complete satisfaction of the performance obligation is measured using a cost-to-cost measure of progress method. The cost input is based on the amount of material installed at that customer’s location and the associated labor costs, as compared to the total expected cost for the particular order.  The total expected cost is a significant estimate in the revenue recognition process, requires judgment, and is subject to variability throughout the duration of the contract as a result of contract modifications and other circumstances impacting job completion. Generally, this results in revenue being recognized as the customer is able to receive and utilize the benefits provided by our services. Each contract contains one or more individual orders, which are based on services delivered. When material and installation services are bundled in a contract, we combine these items into one performance obligation as the overall promise is to transfer the combined item.

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

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Receivables, net.  We do business with a significant number of customers, principally homebuilders and contractors.  We monitor our exposure for credit losses on our customer receivable balances and the credit worthiness of our customers on an on-going basis.  Expected credit losses are measured by segment using historical loss rate information adjusted for current conditions, with changes in the allowance recorded as a provision for (or reversal of) credit loss expense. Expected losses are charged against the allowance when management believes a receivable is uncollectible. During downturns in our markets, declines in the financial condition and creditworthiness of customers impact the credit risk of the receivables involved and we have incurred additional expense related to customer defaults. Receivables, net are presented net of certain allowances, including allowance for credit losses.

Inventories, net.  Inventories, net consist primarily of insulation and insulation accessories, rain gutters, fireplaces, glass and windows, garage doors, fireproofing and firestopping products, and other products.  We value inventory at the lower of cost or net realizable value, where cost is determined by the first in-first out cost method.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation.  Inventory value is evaluated at each balance sheet date to ensure that it is carried at the lower of cost or net realizable value.  Inventory provisions are recorded to reduce inventory to the lower of cost or net realizable value for obsolete or slow moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions, inventory levels and turns, product spoilage, and specific identification of items such as product discontinuance, engineering/material changes, or regulatory-related changes.  As of December 31, 2020, and 2019, all inventory consisted of finished goods.

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

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation.  Depreciation expense is computed principally using the straight-line method over the estimated useful lives of the assets.  Estimated useful lives are generally as follows:

Asset Class	Estimated Useful Life
Buildings and land improvements	20 – 40 years
Software	3 – 6 years
Company vehicles	3 – 8 years
Equipment	6 – 10 years

Leases.  In February 2016, the FASB issued ASU 2016-02, “Leases.”  This standard requires a lessee to recognize certain leases on its balance sheet.  Effective January 1, 2019, we adopted ASU 2016-02 using the modified retrospective transition method with the optional transition relief provided in targeted improvements ASU 2018-11, which allows the new standard to be applied in financial year 2019.  Adoption of the new standard resulted in the recognition of ROU assets and lease liabilities of $99.1 million and $101.6 million, respectively, as of January 1, 2019 on our Consolidated Balance Sheet.  There was no cumulative adjustment required to be recorded to our beginning retained earnings balance.

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

The lease liability is initially measured as the present value of the unpaid lease payments as of the lease commencement date. The lease liability is discounted based on our IBR at the time of modification for an existing lease or at the time of lease commencement for new leases. Our IBR includes significant assumptions regarding our secured borrowing rates obtained on equipment note issuances and adjustments for differences in the remaining lease term, underlying assets and market conditions for companies with similar credit qualities as well as interest rate index fluctuations. The ROU asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received.  The ROU asset is subsequently measured throughout the lease term as the carrying amount of the lease liability, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received.  Lease expense for lease payments is recognized on a straight-line basis over the lease term.  Certain vehicle lease agreements have residual value guarantees at the end of the lease which require us to return the asset with a specified percentage of the original or other calculated value.

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

Goodwill and Other Intangible Assets.  We perform our annual impairment testing of goodwill in the fourth quarter of each year, or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  We have defined our reporting units and completed the impairment testing of goodwill at the operating segment level.  Our operating segments are reporting units that engage in business activities for which discrete financial information, including long-range forecasts, are available.  When assessing goodwill for impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.  If we conclude otherwise, then no further action is taken.  We also have the option to bypass the qualitative assessment and only perform a quantitative assessment.

Fair value for our reporting units is determined using a discounted cash flow method, which includes significant unobservable inputs (Level 3 inputs).  Using the discounted cash flow method requires us to make significant estimates and assumptions, including long term projections of cash flows, market conditions, and appropriate discount rates.  Our judgments are based upon historical experience, current market trends, consultations with external valuation specialists and other information.  In estimating future cash flows, we rely on internally generated long-range forecasts for sales and operating profits, including capital expenditures, and generally utilize a one to three percent long term assumed annual growth rate of cash flows for periods after the long-range forecast.

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

Insurance Reserves.  We use a combination of high deductible and matching deductible insurance programs for a number of risks including, but not limited to, workers’ compensation, general liability, vehicle, and property liabilities. Our workers’ compensation insurance is primarily a high-deductible insurance program and our primary general liability insurance is a matching deductible program. We are insured for covered claims above the deductibles and retentions on an excess basis. The liabilities represent our best estimate of our costs, using generally accepted actuarial reserving methods, of the ultimate obligations for reported claims plus those incurred but not reported claims through December 31, 2020 and 2019. The accruals are adjusted as new information develops or circumstances change that would affect the estimated liability. We also record an insurance receivable for claims that exceeded the stop loss limit included in other assets on our Consolidated Balance Sheets which offsets an equal liability included within the reserve amount recorded in other liabilities on our Consolidated Balance Sheets. At December 31, 2020 and 2019, the amount of this receivable and liability was $11.2 million and $5.3 million, respectively.

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising.  Advertising costs are expensed as incurred.  Advertising expense, net of manufacturers support, was approximately $1.4 million, $1.7 million, and $1.7 million for the years ended December 31, 2020, 2019, and 2018, respectively, and is included in selling, general, and administrative expense.

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

Valuation allowances are established against deferred tax assets when it is more likely than not that the realization of those deferred tax assets will not occur. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence. If, based upon all available evidence, both positive and negative, it is more likely than not (more than 50 percent likely) such deferred tax assets will not be realized, a valuation allowance is recorded. Significant weight is given to positive and negative evidence that is objectively verifiable. A company’s three-year cumulative loss position is significant negative evidence in considering whether deferred tax assets are realizable and the accounting guidance restricts the amount of reliance we can place on projected taxable income to support the recovery of the deferred tax assets.

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recently Adopted Accounting Pronouncements

Credit Losses. In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the current incurred loss methodology with an expected loss methodology, referred to as the current expected credit loss (CECL) methodology. We adopted Topic 326 on January 1, 2020, using the modified retrospective method, which resulted in a $3.2 million cumulative-effect adjustment recorded through retained earnings at the beginning of 2020.

The following table summarizes additional ASUs which were adopted in fiscal 2020, but did not have a material impact on our accounting policies or our consolidated financial statements and related disclosures:

ASU	Description
ASU 2017-04	Simplifying the Test for Goodwill Impairment
ASU 2018-13	Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes”.  This standard simplifies the accounting for income taxes by removing certain exceptions to the general principles included in current guidance, as well as improving consistent application of and simplifying GAAP for other areas by clarifying and amending existing guidance. We adopted this standard on January 1, 2021, using the modified retrospective method related to franchise taxes. There was no cumulative-effect adjustment required to be recorded as of the beginning of 2021.

2.  LEASES

We have operating leases for our installation branch locations, distribution centers, our Branch Support Center in Daytona Beach, Florida, vehicles and certain equipment. In addition, we lease certain operating facilities from related parties, primarily former owners (and in certain cases, current management personnel) of companies acquired.  These related party leases are immaterial to our consolidated statements of operations. As of December 31, 2020, we did not have any finance leases.

The components of lease expense were as follows and are primarily included in cost of sales on the accompanying consolidated statement of operations, in thousands:

	Year Ended December 31,
	2020	2019
Operating lease cost (a)	$47,731	$52,194
Short-term lease cost	12,397	12,552
Sublease income	(727)	(574)
Net lease cost	$59,401	$64,172
(a)	Includes variable cost components of $6,177 and $6,985 in the years ended December 31, 2020 and 2019, respectively.

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease payments under non-cancellable operating leases as of December 31, 2020 were as follows, in thousands:

Payments due by Period
2021	$36,801
2022	25,046
2023	14,575
2024	8,757
2025	4,560
2026 & Thereafter	4,054
Total future minimum lease payments	93,793

Less: imputed interest	(6,552)

Lease liability at December 31, 2020	$87,241

As of December 31, 2020, the weighted average remaining lease term was 3.4 years and the related lease liability was calculated using a weighted average discount rate of 3.8%.

The amount below is included in the cash flows provided by (used in) operating activities section on the accompanying consolidated statement of cash flows, in thousands:

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities	$(41,773)	$(44,801)

3. REVENUE RECOGNTION

Revenue is disaggregated between our Installation and Distribution segments and further based on market and product, as we believe this best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.  The following tables present our revenues disaggregated by market (in thousands):

	Year Ended December 31, 2020
	Installation	Distribution	Elims	Total
Residential	$1,542,515	$705,554	$(120,186)	$2,127,883
Commercial	400,946	220,653	(31,444)	590,155
Net sales	$1,943,461	$926,207	$(151,630)	$2,718,038

	Year Ended December 31, 2019
	Installation	Distribution	Elims	Total
Residential	$1,483,218	$648,230	$(115,432)	$2,016,016
Commercial	423,512	213,913	(29,320)	608,105
Net sales	$1,906,730	$862,143	$(144,752)	$2,624,121

	Year Ended December 31, 2018
	Installation	Distribution	Elims	Total
Residential	$1,352,022	$637,399	$(89,056)	$1,900,365
Commercial	328,945	182,910	(27,971)	483,884
Net sales	$1,680,967	$820,309	$(117,027)	$2,384,249

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present our revenues disaggregated by product (in thousands):

	Year Ended December 31, 2020
	Installation	Distribution	Elims	Total
Insulation and accessories	$1,505,839	$766,139	$(123,234)	$2,148,744
Glass and windows	164,229	—	—	164,229
Gutters	82,846	102,094	(22,088)	162,852
All other	190,547	57,974	(6,308)	242,213
Net sales	$1,943,461	$926,207	$(151,630)	$2,718,038

	Year Ended December 31, 2019
	Installation	Distribution	Elims	Total
Insulation and accessories	$1,485,356	$712,959	$(114,679)	$2,083,636
Glass and windows	152,071	—	—	152,071
Gutters	85,056	88,003	(24,261)	148,798
All other	184,247	61,181	(5,812)	239,616
Net sales	$1,906,730	$862,143	$(144,752)	$2,624,121

	Year Ended December 31, 2018
	Installation	Distribution	Elims	Total
Insulation and accessories	$1,297,931	$665,387	$(90,323)	$1,872,995
Glass and windows	124,115	—	—	124,115
Gutters	85,950	82,080	(25,062)	142,968
All other	172,971	72,842	(1,642)	244,171
Net sales	$1,680,967	$820,309	$(117,027)	$2,384,249

The following table represents our contract assets and contract liabilities with customers, in thousands:

	Included in Line Item on	As of
	Consolidated	December 31,	December 31,
	Balance Sheets	2020	2019
Contract Assets:
Receivables, unbilled	Receivables, net	$48,839	$57,153

Contract Liabilities:
Deferred revenue	Accrued liabilities	$6,542	$16,139

The aggregate amount remaining on uncompleted performance obligations was $262.3 million as of December 31, 2020. We expect to satisfy the performance obligations and recognize revenue on substantially all of these uncompleted contracts over the next 18 months.

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  PROPERTY & EQUIPMENT

The following table sets forth our property and equipment by class as of December 31, 2020 and 2019, in thousands:

	As of December 31,
	2020	2019
Land and improvements	$7,436	$7,597
Buildings	39,562	39,715
Equipment	120,643	121,738
Computer hardware and software	142,427	135,938
Company vehicles	137,593	116,069
	447,661	421,057
Less: Accumulated depreciation	(267,608)	(242,977)
Total property and equipment, net	$180,053	$178,080

For additions to property and equipment as a result of 2020 acquisitions, see Note 16 – Business Combinations.

Depreciation expense was $40.5 million, $31.9 million, and $23.7 million for the years ended December 31, 2020, 2019, and 2018, respectively.

5.  GOODWILL AND OTHER INTANGIBLES

We have two reporting units which are also our operating and reporting segments: Installation and Distribution.  Both reporting units contain goodwill.  Assets acquired and liabilities assumed are assigned to the applicable reporting unit based on whether the acquired assets and liabilities relate to the operations of such unit and determination of its fair value.  Goodwill assigned to the reporting unit is the excess of the fair value of the acquired business over the fair value of the individual assets acquired and liabilities assumed for the reporting unit.

In the fourth quarters of 2020 and 2019, we performed annual assessments on our goodwill resulting in no impairment.

Changes in the carrying amount of goodwill for the years ended December 31, 2020 and 2019, by segment, were as follows, in thousands:

				Accumulated
	Gross Goodwill		Gross Goodwill	Impairment	Net Goodwill
	December 31, 2019	Additions	December 31, 2020	Losses	December 31, 2020
Goodwill, by segment:
Installation	$1,683,589	$42,767	$1,726,356	$(762,021)	$964,335
Distribution	446,350	—	446,350	—	446,350
Total goodwill	$2,129,939	$42,767	$2,172,706	$(762,021)	$1,410,685

				Accumulated
	Gross Goodwill		Gross Goodwill	Impairment	Net Goodwill
	December 31, 2018	Additions	December 31, 2019	Losses	December 31, 2019
Goodwill, by segment:
Installation	$1,679,654	$3,935	$1,683,589	$(762,021)	$921,568
Distribution	446,383	(33)	446,350	—	446,350
Total goodwill	$2,126,037	$3,902	$2,129,939	$(762,021)	$1,367,918

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other intangible assets, net includes customer relationships, non-compete agreements, and trademarks / trade names. The following table sets forth our other intangible assets, in thousands:

	As of December 31,
	2020	2019	2018
Gross definite-lived intangible assets	$252,751	$221,382	$218,882
Accumulated amortization	(62,146)	(40,260)	(19,495)
Net definite-lived intangible assets	190,605	181,122	199,387
Indefinite-lived intangible assets not subject to amortization	—	—	—
Other intangible assets, net	$190,605	$181,122	$199,387

Amortization expense	$21,886	$20,765	$15,752

The following table sets forth the amortization expense related to the definite-lived intangible assets during each of the next five years, in thousands:

Amortization Expense
2021	$23,445
2022	22,629
2023	21,800
2024	21,692
2025	21,692

See Note 16 – Business Combinations for breakout by major intangible asset class and their weighted average estimated useful lives.

6.  LONG-TERM DEBT

The following table reconciles the principal balances of our outstanding debt to our Consolidated Balance Sheets, in thousands:

	As of December 31,
	2020	2019
Senior Notes - 5.625% due May 2026	$400,000	$400,000
Term loan	288,750	305,625
Equipment notes	25,451	33,525
Unamortized debt issuance costs	(7,479)	(6,923)
Total debt, net of unamortized debt issuance costs	706,722	732,227
Less: current portion of long-term debt	23,326	34,272
Total long-term debt	$683,396	$697,955

The following table sets forth our remaining principal payments for our outstanding debt balances as of December 31, 2020, in thousands:

	Payments Due by Period
	2021	2022	2023	2024	2025	Thereafter	Total
Senior Notes	$—	$—	$—	$—	$—	$400,000	$400,000
Term loan	15,000	20,625	22,500	28,125	202,500	—	288,750
Equipment notes	8,333	8,651	6,337	2,130	—	—	25,451
Total	$23,333	$29,276	$28,837	$30,255	$202,500	$400,000	$714,201

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table outlines the key terms of our Amended Credit Agreement (dollars in thousands):

Senior secured term loan facility	$300,000

Additional term loan and/or revolver capacity available under incremental facility (a)	$300,000

Revolving Facility	$450,000
Sublimit for issuance of letters of credit under Revolving Facility (b)	$100,000
Sublimit for swingline loans under Revolving Facility (b)	$35,000

Interest rate as of December 31, 2020	1.50%
Scheduled maturity date	3/20/2025
(a)	Additional borrowing capacity is available under the incremental facility, subject to certain terms and conditions (including existing or new lenders providing commitments in respect of such additional borrowing capacity).
(b)	Use of the sublimits for the issuance of letters of credit and swingline loans reduces the availability under the Revolving Facility.

Interest payable on borrowings under the Amended Credit Agreement is based on an applicable margin rate plus, at our option, either:

●	A base rate determined by reference to the highest of either (i) the federal funds rate plus 0.50 percent, (ii) BofA’s “prime rate,” and (iii) the LIBOR rate for U.S. dollar deposits with a term of one month, plus 1.00 percent; or

●	A LIBOR rate (or a comparable successor rate) determined by reference to the costs of funds for deposits in U.S. dollars for the interest period relevant to such borrowings, subject to a floor of 0.5%.

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

Equipment Notes

As of December 31, 2019, the company has issued $41.6 million of equipment notes for the purpose of financing the purchase of vehicles and equipment. No equipment notes were issued during the year ended December 31, 2020. The Company’s equipment notes each have a five year term maturing from 2023 to 2024 and bear interest at fixed rates between 2.8% and 4.4%.

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

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Amended Credit Agreement requires that we maintain a Net Leverage Ratio and minimum Interest Coverage Ratio throughout the term of the agreement.  The following table outlines the key financial covenants effective for the period covered by this Annual Report:

As of December 31, 2020
Maximum Net Leverage Ratio	3.50:1.00
Minimum Interest Coverage Ratio	3.00:1.00
Compliance as of period end	In Compliance

7.  FAIR VALUE MEASUREMENTS

Fair Value on Recurring Basis

The carrying values of cash and cash equivalents, receivables, net, and accounts payable are considered to be representative of their respective fair values due to the short-term nature of these instruments.  We measure our contingent consideration liabilities related to business combinations at fair value.  For more information see Note 16 – Business Combinations.

Fair Value on Non-Recurring Basis

Fair value measurements were applied to our long-term debt portfolio.  We believe the carrying value of our term loan approximates the fair market value primarily due to the fact that the non-performance risk of servicing our debt obligations, as reflected in our business and credit risk profile, has not materially changed since we assumed our debt obligations under the Amended Credit Agreement.  In addition, due to the floating-rate nature of our term loan, the market value is not subject to variability solely due to changes in the general level of interest rates as is the case with a fixed-rate debt obligation. Based on active market trades of our Senior Notes close to December 31, 2020 (Level 1 fair value measurement), we estimate that the fair value of the Senior Notes is approximately $418.0 million compared to a gross carrying value of $400.0 million at December 31, 2020.

During all periods presented, there were no transfers between fair value hierarchical levels.

8. SEGMENT INFORMATION

Our reportable segments are Installation (TruTeam) and Distribution (Service Partners).

Our Installation segment installs insulation and other building products.  We sell primarily to the residential new construction market, with increasing activity in both the commercial construction industry and repair/remodel of residential housing.  In addition to insulation, we install other building products including glass and windows, rain gutters, afterpaint products, fireproofing, garage doors, and fireplaces.

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

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Key information by segment is as follows, for the years ended December 31, in thousands:

	Net Sales			Operating Profit (b)
	2020	2019	2018	2020	2019	2018
Our operations by segment were (a):
Installation	$1,943,461	$1,906,730	$1,680,967	$294,793	$253,230	$196,986
Distribution	926,207	862,143	820,309	115,343	90,388	78,739
Intercompany eliminations and other adjustments	(151,630)	(144,752)	(117,027)	(24,305)	(23,921)	(20,899)
Total	$2,718,038	$2,624,121	$2,384,249	385,831	319,697	254,826
General corporate expense, net (c)				(30,785)	(30,174)	(45,873)
Operating profit, as reported				355,046	289,523	208,953
Other expense, net				(31,956)	(35,745)	(28,129)
Income before income taxes				$323,090	$253,778	$180,824

	Property Additions			Depreciation and Amortization			Total Assets
	2020	2019	2018	2020	2019	2018	2020	2019
Our operations by segment were (a):
Installation	$32,084	$34,101	$69,497	$50,265	$42,682	$31,661	$1,722,192	$1,669,396
Distribution	8,530	8,404	11,121	9,912	8,245	6,616	730,531	715,526
Corporate	4,259	2,993	6,796	2,233	1,773	1,142	362,560	219,041
Total, as reported	$44,873	$45,498	$87,414	$62,410	$52,700	$39,419	$2,815,283	$2,603,963

(a)	All of our operations are located in the U.S.
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

9.  ACCRUED LIABILITIES

The following table sets forth the components of accrued liabilities, in thousands:

	As of December 31,
	2020	2019
Accrued liabilities:
Salaries, wages, and commissions	$34,584	$32,154
Insurance liabilities	22,007	22,506
Employee tax-related liabilities	12,603	1,546
Sales & property taxes	6,939	4,941
Deferred revenue	6,542	16,139
Customer rebates	6,191	5,816
Interest payable on long-term debt	3,924	3,966
Other	15,159	11,350
Total accrued liabilities	$107,949	$98,418

Certain prior year amounts have been reclassified to conform to the current year presentation. As of December 31, 2020, employee tax-related liabilities includes $12.0 million employer portion of social security taxes which were deferred under the CARES Act and are due by December 31, 2021.

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  EMPLOYEE RETIREMENT PLANS

We provide a defined-contribution retirement plan for substantially all employees.  In addition, we participate in 44 regional multi-employer pension plans, principally related to building trades; none of the plans are considered material.

The expense related to our participation in the retirement plans was as follows, in thousands:

	Years Ended December 31,
	2020	2019	2018
Defined contribution plans	$10,251	$10,015	$7,595
Multi-employer plans	11,754	13,241	11,224
	$22,005	$23,256	$18,819

The Pension Protection Act (“PPA”) defines a zone status for multi-employer pension plans.  Plans in the green zone are at least 80 percent funded, plans in the yellow zone are at least 65 percent funded and plans in the red zone are generally less than 65 percent funded.

We participate in the Carpenters Pension Trust Fund for Northern California (“NCT”), which is our largest multi-employer plan expense and is in the red zone.  The NCT has implemented a funding rehabilitation plan in accordance with government requirements.  Our contributions to NCT have not exceeded 1 percent of the total contributions to the plan.

	Employer
	Identification	PPA Zone Status		Funding Plan	Contributions (in thousands)			Surcharge
Pension Fund	Number/Plan Number	2020	2019	Pending / Implemented	2020	2019	2018	Imposed
NCT	94-6050970/001	Red	Red	Yes	$2,710	$3,810	$3,319	No

11.  OTHER COMMITMENTS AND CONTINGENCIES

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

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes our outstanding performance, licensing, insurance and other bonds, in thousands:

	As of December 31,
	2020	2019
Outstanding bonds:
Performance bonds	$102,534	$87,286
Licensing, insurance, and other bonds	27,633	25,309
Total bonds	$130,167	$112,595

12.  INCOME TAXES

(In thousands)	2020	2019	2018
Income before income taxes:
U.S.	$323,090	$253,778	$180,824
Income tax expense (benefit):
Currently payable:
U.S. Federal	$66,792	$46,320	$25,980
State and local	13,345	7,575	7,156
Deferred:
U.S. Federal	(8,087)	(543)	9,939
State and local	4,017	9,431	2,997
	$76,067	$62,783	$46,072
Deferred tax assets at December 31:
Receivables, net	$2,819	$1,720
Inventories, net	2,347	1,388
Other assets, principally share-based compensation	3,396	2,894
Accrued liabilities	12,119	5,278
Lease liability	8,474	9,167
Long-term liabilities	9,712	9,971
Long-term lease liability	13,533	13,645
Net operating loss carryforward	7,577	12,803
	59,977	56,866
Deferred tax liabilities at December 31:
Right of use assets	21,064	22,062
Property and equipment, net	33,111	32,103
Intangibles, net	169,710	172,265
Other	1,932	1,440
	225,817	227,870
Net deferred tax liability at December 31	$165,840	$171,004

A valuation allowance must be established for deferred tax assets when it is more-likely-than-not that they will not be realized.  After review of all available positive and negative evidence, the Company has determined that no valuation allowance was required for the deferred tax assets as of December 31, 2020 or December 31, 2019. As of December 31, 2020, there are no valuation allowances in place.

At December 31, 2020, the net deferred tax liability of $165.8 million consisted of net long-term deferred tax assets of $2.7 million and net long-term deferred tax liabilities of $168.6 million.  At December 31, 2019, the net deferred tax liability of $171.0 million consisted of net long-term deferred tax assets of $4.3 million and net long-term deferred tax liabilities of $175.3 million.  The deferred assets and deferred liabilities show the State deferreds net of Federal benefit.

Of the deferred tax asset related to the net operating loss at December 31, 2020, $7.5 million will expire between 2021 and 2039.  Of the deferred tax asset related to the net operating loss at December 31, 2019, $12.7 million will expire between 2021 and 2038.

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the U.S. Federal statutory tax rate to the income tax expense (benefit) on income was as follows:

	2020	2019	2018
U.S. Federal statutory tax rate	21.0%	21.0%	21.0%
State and local taxes, net of U.S. Federal tax benefit	4.2	5.3	4.5
Share based compensation	(2.1)	(2.2)	(1.4)
Non-deductible meals & entertainment	0.2	0.3	0.4
Non-deductible transaction costs	—	—	0.3
Other, net	0.2	0.3	0.7
Effective tax rate	23.5%	24.7%	25.5%

A tax benefit of $7.8 million, $6.3 million and $3.2 million related to share based compensation was recognized in income tax expense for the years ended December 31, 2020, 2019, and 2018, respectively.

We file income tax returns in the U.S. Federal jurisdiction and various state and local jurisdictions. With few exceptions, we are no longer subject to income tax examinations on filed returns for years before 2017.

As of December 31, 2020, there are no liabilities related to uncertain tax positions.

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

Basic and diluted net income per share were computed as follows:

	Years Ended December 31,
	2020	2019	2018
Net income (in thousands) - basic and diluted	$247,023	$190,995	$134,752

Weighted average number of common shares outstanding - basic	32,917,971	33,806,104	34,921,318

Dilutive effect of common stock equivalents:
RSAs with service-based conditions	51,324	87,159	151,324
RSAs with market-based conditions	150,530	189,044	238,313
RSAs with performance-based conditions	41,807	69,199	20,432
Stock options	138,354	225,049	281,932

Weighted average number of common shares outstanding - diluted	33,299,986	34,376,555	35,613,319

Basic net income per common share	$7.50	$5.65	$3.86

Diluted net income per common share	$7.42	$5.56	$3.78

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes shares excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive:

	Years Ended December 31,
	2020	2019	2018
Anti-dilutive common stock equivalents:
RSAs with service-based conditions	3,138	3,948	5,192
RSAs with market-based conditions	2,085	4,925	7,498
RSAs with performance-based conditions	—	—	—
Stock options	29,998	54,435	72,515
Total anti-dilutive common stock equivalents	35,221	63,308	85,205

14.  SHARE-BASED COMPENSATION

Effective July 1, 2015, our eligible employees commenced participation in the 2015 LTIP.  The 2015 LTIP authorizes the Board to grant stock options, stock appreciation rights, restricted shares, restricted share units, performance awards, and dividend equivalents.  All grants are made by issuing new shares and no more than 4.0 million shares of common stock may be issued under the 2015 LTIP.  As of December 31, 2020, we had 2.1 million shares remaining available for issuance under the 2015 LTIP.

Share-based compensation expense is included in selling, general, and administrative expense.  The income tax effect associated with share-based compensation awards is included in income tax expense.

The following table presents share-based compensation amounts recognized in our consolidated statements of operations, in thousands:

	Years Ended December 31,
	2020	2019	2018
Share-based compensation expense	$14,752	$13,658	$11,317
Income tax benefit realized	$7,772	$6,285	$3,154

The following table presents a summary of our share-based compensation activity for the year ended December 31, 2020, in thousands, except per share amounts:

	RSAs		Stock Options
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance December 31, 2019	411.6	$57.51	373.5	$17.06	$45.90	$21,356.4
Granted	192.8	$129.11	71.0	$39.49	$118.58
Converted/Exercised	(253.5)	$43.30	(184.8)	$14.84	$39.54	$13,222.1
Forfeited/Expired	(26.1)	$90.81	(20.0)	$30.13	$87.67
Balance December 31, 2020	324.8	$87.79	239.7	$24.33	$68.86	$27,612.1

Exercisable December 31, 2020 (a)			63.8	$18.89	$51.04	$8,492.8
(a)	The weighted average remaining contractual term for vested stock options is 6.3 years.

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We had unrecognized share-based compensation expense relating to unvested awards as shown in the following table, dollars in thousands:

	As of December 31, 2020
	Unrecognized Compensation Expense on Unvested Awards	Weighted Average Remaining Vesting Period
RSAs	$9,182	1.0 years
Stock options	1,120	0.9 years
Total unrecognized compensation expense related to unvested awards	$10,302

Our RSAs with performance-based conditions are evaluated on a quarterly basis with adjustments to compensation expense based on the likelihood of the performance target being achieved or exceeded.  The following table shows the range of payouts and the related expense for our outstanding RSAs with performance-based conditions, in thousands:

		Payout Ranges and Related Expense
RSAs with Performance-Based Conditions	Grant Date Fair Value	0%	25%	100%	200%
February 19, 2018	$1,865	$—	$466	$1,865	$3,730
February 18, 2019	$2,281	$—	$570	$2,281	$4,562
February 17, 2020	$2,694	$—	$674	$2,694	$5,388

During the first quarter of 2021, RSAs with performance-based conditions that were granted on February 19, 2018 vested based on cumulative three-year achievement of 200%. Total compensation expense recognized over the three-year performance period, net of forfeitures, was $3.7 million.

The fair value of our RSAs with a market-based condition granted under the 2015 LTIP was determined using a Monte Carlo simulation.  The following are key inputs in the Monte Carlo analysis for awards granted in 2020 and 2019:

	2020	2019
Measurement period (years)	2.88	2.87
Risk free interest rate	1.40%	2.50%
Dividend yield	0.00%	0.00%
Estimated fair value of market-based RSAs at grant date	$158.24	$80.74

The fair value of stock options granted under the 2015 LTIP was calculated using the Black-Scholes Options Pricing Model. The following table presents the assumptions used to estimate the fair values of the stock options granted in 2020 and 2019:

	2020	2019
Risk free interest rate	1.53%	2.59%
Expected volatility, using historical return volatility and implied volatility	31.50%	32.50%
Expected life (in years)	6.0	6.0
Dividend yield	0.00%	0.00%
Estimated fair value of stock options at grant date	$39.49	$21.16

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth our quarterly results for each quarter of the years ending December 31, 2020 and 2019, in thousands, except per share amounts:

	2020
	Q1	Q2	Q3	Q4	Total Year (a)
Net sales	$653,228	$646,099	$697,223	$721,487	$2,718,038
Gross profit	171,956	178,054	198,328	198,020	746,361
Operating profit	69,989	80,454	101,523	103,077	355,046
Net income	50,771	55,496	69,996	70,757	247,023

Basic net income per common share	$1.53	$1.69	$2.13	$2.16	$7.50

Diluted net income per common share	$1.51	$1.67	$2.11	$2.13	$7.42

	2019
	Q1	Q2	Q3	Q4	Total Year (a)
Net sales	$619,330	$660,112	$682,330	$662,349	$2,624,121
Gross profit	155,695	174,922	179,331	171,319	681,267
Operating profit	56,618	76,039	80,445	76,421	289,523
Net income	37,983	52,051	54,976	45,985	190,995

Basic net income per common share	$1.11	$1.53	$1.63	$1.38	$5.65

Diluted net income per common share	$1.09	$1.51	$1.60	$1.36	$5.56
(a)	Due to rounding, the sum of quarterly results may not equal the total for the year. Additionally, quarterly and year-to-date computations of per share amounts are made independently.

16.  BUSINESS COMBINATIONS

We continue to acquire businesses as part of our ongoing strategy to grow our company and expand our market share. Each acquisition has been accounted for as a business combination under ASC 805, “Business Combinations.” Acquisition related costs for the years ended December 31, 2020 and 2019, were $0.9 million and $0.1 million, respectively.  Acquisition costs are included in selling, general, and administrative expense in our condensed consolidated statements of operations.

Acquisitions

On July 15, 2019, we acquired Viking, an insulation company located in Burbank, California. The purchase price of approximately $7.7 million was funded by cash on hand of $6.5 million and contingent consideration of $1.2 million.

On February 20, 2020, we acquired Cooper, a commercial glass company serving the Memphis market. The purchase price of approximately $11.5 million was funded by cash on hand of $10.5 million and contingent consideration of $1.0 million. We recognized goodwill of $5.7 million in connection with this acquisition during the year ended December 31, 2020.

On February 24, 2020, we acquired Hunter, a residential insulation company located in Long Island, New York. The purchase price of approximately $9.1 million was funded by cash on hand. We recognized goodwill of $5.3 million in connection with this acquisition during the year ended December 31, 2020.

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 1, 2020, we acquired Garland, one of the largest locally owned and operated insulation companies in Texas and Colorado.  The purchase price of approximately $62.1 million was funded by cash on hand. We recognized goodwill of $31.0 million in connection with this acquisition during the year ended December 31, 2020.

Revenue and operating profit since the respective 2020 acquisition dates included in our Consolidated Statements of Operations were as follows, in thousands:

	Year Ended December 31, 2020
	Net Sales	Operating Profit
2020 Acquisitions
Garland	16,929	1,737
All Others	14,720	1,455
Total	$31,649	$3,192

Purchase Price Allocations

The estimated fair values of the assets acquired and liabilities assumed for the 2020 acquisitions, as well as the fair value of consideration transferred, approximated the following as of December 31, 2020, in thousands:

	2020 Acquisitions
	Garland	All Others	Total
Estimated fair values:
Cash	$—	$7	$7
Accounts receivable	7,646	3,870	11,516
Inventories	2,853	108	2,961
Prepaid and other assets	117	14	131
Property and equipment	2,766	1,066	3,832
Intangible assets	24,090	7,279	31,369
Goodwill	30,964	11,803	42,767
Accounts payable	(4,953)	(1,839)	(6,792)
Accrued liabilities	(1,376)	—	(1,376)
Deferred tax liability	—	—	—
Net assets acquired	$62,107	$22,308	$84,415

	2020 Acquisitions
	Garland	All Others	Total
Fair value of consideration transferred:
Cash	$62,107	$21,308	$83,415
Deferred consideration	—	—	—
Contingent consideration	—	1,000	1,000
Total consideration transferred	$62,107	$22,308	$84,415

Estimates of acquired intangible assets related to the 2020 acquisitions are as follows, as of December 31, 2020, dollars in thousands:

	Estimated Fair Value	Weighted Average Estimated Useful Life (Years)
2020 Acquisitions
Customer relationships	$29,439	12
Trademarks and trade names	1,630	10
Non-competition agreements	300	3
Total intangible assets for 2020 acquisitions	$31,369	12

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As third-party or internal valuations are finalized, certain tax aspects of the foregoing transactions are completed, and customer post-closing reviews are concluded, adjustments may be made to the fair value of assets acquired, and in some cases total purchase price, through the end of each measurement period, generally one year following the applicable acquisition date.

Goodwill to be recognized in connection with these acquisitions is attributable to the synergies expected to be realized and improvements in the businesses after the acquisitions.  Primarily all of the $42.8 million of goodwill recorded from the 2020 acquisitions is expected to be deductible for income tax purposes.

Contingent Consideration

On February 27, 2017, we acquired substantially all of the assets of EcoFoam, a residential and light commercial insulation installation company with locations in Colorado Springs and Denver, Colorado. The purchase price of approximately $22.3 million was funded by cash on hand of $20.2 million and contingent consideration of $2.1 million. We made the final contingent payment of $0.8 million during the year ended December 31, 2020 and have no remaining obligation under the arrangement.

The acquisition of Viking included a contingent consideration arrangement that requires additional consideration to be paid by TopBuild based on the achievement of annual gross revenue targets over a three-year period. The range of undiscounted amounts TopBuild may be required to pay under the contingent consideration agreement is between zero and $1.5 million. The fair value of the contingent consideration recognized on the acquisition date of $1.2 million was estimated by applying the income approach using discounted cash flows. That measure is based on significant Level 3 inputs not observable in the market. The significant assumption includes a discount rate of 10.0%. Changes in the fair value measurement each period reflect the passage of time as well as the impact of adjustments, if any, to the likelihood of achieving the specified targets. We made a contingent payment of $0.5 million in the year ended December 31, 2020.

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

The following table presents the fair value of contingent consideration, in thousands:

	EcoFoam	Viking	Cooper
Date of Acquisition	February 27, 2017	July 15, 2019	February 20, 2020
Fair value of contingent consideration recognized at acquisition date	$2,110	$1,243	$1,000

Contingent consideration at December 31, 2019	$822	$1,304	$—
Additions	—	—	1,000
Change in fair value of contingent consideration during the year ended December 31, 2020	19	106	—
Payment of contingent consideration during the year ended December 31, 2020	(841)	(500)	—
Liability balance for contingent consideration at December 31, 2020	$—	$910	$1,000

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.  SHARE REPURCHASE PROGRAM

On February 22, 2019, our Board authorized the 2019 Repurchase Program, pursuant to which the Company may purchase up to $200.0 million of our common stock.  Share repurchases may be executed through various means including open market purchases, privately negotiated transactions, accelerated share repurchase transactions, or other available means.  The 2019 Share Repurchase Program does not obligate the Company to purchase any shares and has no expiration date.  Authorization for the 2019 Share Repurchase Program may be terminated, increased, or decreased by the Board at its discretion at any time.  As of December 31, 2020, the Company has approximately $40.0 million remaining under the 2019 Repurchase Program.

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

The following table sets forth our share repurchases under the 2019 and 2017 Repurchase Programs during the periods presented:

	Years Ended December 31,
	2020	2019
Number of shares repurchased	616,227 (a)	1,291,771 (b)
Share repurchase cost (in thousands)	$49,151	$110,911

(a) The year ended December 31, 2020 includes 73,455 shares we received as final settlement of our 2019 ASR Agreement.

(b) The year ended December 31, 2019 includes 176,327 shares we received as final settlement of our 2018 ASR Agreement.

18.  SUBSEQUENT EVENTS

On January 20, 2021, we acquired LCR Contractors, a fireproofing and insulation company serving the Texas markets of Dallas, Austin, and Amarillo, as well as the Tennessee markets of Knoxville and Nashville. The acquisition was accounted for as a business combination under ASC 805, “Business Combinations.” The purchase price of approximately $53.8 million was funded by cash on hand. During the measurement period, we expect to receive additional detailed information to complete the purchase price allocation.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013).  Based on our assessment and those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing under Item 8. Financial Statements and Supplementary Data – Report of Independent Registered Public Accounting Firm.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the fiscal quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

For information regarding our executive officers see Item 1. Business – Executive Officers, which we incorporate herein by reference. Further information required by this item will be set forth in our definitive proxy statement for the 2021 Annual Meeting of Shareholders (“2021 Proxy Statement”) to be filed with the SEC within 120 days of the year ended December 31, 2020, and is incorporated herein by reference.

Our Board of Directors adopted a Code of Business Ethics (the “Code”) that applies to all of our employees, officers, and directors, including our Chief Executive Officer, Chief Financial Officer, and other senior officers, in accordance with applicable rules and regulations of the SEC and the NYSE.  Our Code is available on our website at http://www.topbuild.com/ESG/corporate-governance.  We will disclose any amendments to or waivers of this Code for directors, executive officers, or senior officers on our website.  The reference to our website address does not constitute incorporation by reference of the information contained on the website, and such information is not a part of this Annual Report.

Item 11.  EXECUTIVE COMPENSATION

Information required by this item will be set forth in our 2021 Proxy Statement, and is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

Information required by this item will be set forth in our 2021 Proxy Statement, and is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item will be set forth in our 2021 Proxy Statement, and is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item will be set forth in our 2021 Proxy Statement, and is incorporated herein by reference.

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	Listing of Documents:

i.	Financial Statements. Our Consolidated Financial Statements included in Item 8 hereof, as required at December 31, 2020 and 2019, and for the years ended December 31, 2020, 2019, and 2018, consist of the following:

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Consolidated Statements of Changes in Equity

Notes to Consolidated Financial Statements

ii.	Exhibits. See separate Index to Exhibits hereafter.

Item 16.  FORM 10-K SUMMARY

None.

INDEX TO EXHIBITS

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Title	Form	Exhibit	Filing Date	Herewith

2.1***	Separation and Distribution Agreement, dated as of June 29, 2015, by and between Masco Corporation and TopBuild Corp.	8-K	2.1	7/6/2015

2.2***	Agreement and Plan of Merger, dated as of March 1, 2018, by and among Legend Holdings LLC, USI Legend Parent, Inc., TopBuild Corp. and Racecar Acquisition Corp.	8-K	2.1	3/2/2018

3.1	Composite Certificate of Incorporation of TopBuild Corp.	10-Q	3.2	7/8/2018

3.2	Amended and Restated Bylaws of TopBuild Corp., as Amended July 29, 2019	10-K	3.2	2/25/2020

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	3.1	4/30/2019

4.1	Indenture, dated April 25, 2018, by and between TopBuild Escrow Corp, and U.S. Bank National Association, as Trustee	8-K	4.1	4/26/2018

4.2	Supplemental Indenture, dated May 1, 2018, by and among the Company, the Guarantors and U.S. Bank National Association, as Trustee	8-K	4.1	5/2/2018

4.3	Description of TopBuild Securities Registered Under Section 12 of the Exchange Act	10-K	4.3	2/25/2020

10.1	Tax Matters Agreement, dated as of June 29, 2015, between Masco Corporation and TopBuild Corp.	8-K	10.1	7/6/2015

10.2	Transition Services Agreement, dated as of June 29, 2015, between Masco Corporation and TopBuild Corp.	8-K	10.2	7/6/2015

10.3	Employee Matters Agreement, dated as of June 29, 2015, by and between Masco Corporation and TopBuild Corp.	8-K	10.3	7/6/2015

10.4†	Change in Control and Severance Agreement between Gerald Volas and TopBuild Corp.	10-K	10.11	3/3/2016

10.5†	Amended and Restated TopBuild Corp. 2015 Long Term Stock Incentive Plan (“A&R LTIP”)	10-Q	10.2	5/11/2016

10.6†	Form of Restricted Stock Award (“RSA”) Agreement under A&R LTIP	10-K	10.7	2/25/2020

10.7†	Form of Performance RSA Agreement (EPS) under A&R LTIP	10-K	10.8	2/25/2020

10.8†	Form of Performance RSA Agreement (RTSR) under A&R LTIP	10-K	10.9	2/25/2020

10.9†	Form of Option Award Agreement under A&R LTIP	10-K	10.10	2/25/2020

10.10†	Form of RSA Agreement for Non-Employee Director under A&R LTIP	10-K	10.11	2/25/2020
10.11*	Accelerated Share Repurchase agreement, dated May 5, 2017, among TopBuild Corp. and Bank of America, N.A.*	10-Q	10.5	8/8/2017

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Title	Form	Exhibit	Filing Date	Herewith

10.12	Escrow Agreement, dated April 25, 2018, by and among TopBuild Corp., TopBuild Escrow Corp. and U.S. Bank National Association	8-K	10.1	4/26/2018

10.13*	Accelerated Share Repurchase agreement, dated November 7, 2018, among TopBuild Corp. and JPMorgan Chase Bank, National Association*	10-K	10.20	2/26/2019

10.14†	Amendment to the TopBuild Corp. 2015 Long Term Stock Incentive Plan	8-K	10.1	2/22/2019

10.15†	Amendment to Change in Control and Severance Agreement dated as March 1, 2016 between TopBuild Corp. and Gerald Volas	8-K	10.3	2/22/2019

10.16**	Accelerated Share Repurchase Agreement, dated November 4, 2019, among TopBuild Corp. and Bank of America, N.A.**	10-K	10.23	2/25/2020

10.17†	Employment and Retirement Transition Agreement, dated as of January 9, 2020, between TopBuild Corp. and Gerald Volas.	8-K	10.1	1/10/2020

10.18	Amended and Restated Credit Agreement, dated March 20, 2020, among TopBuild Corp., Bank of America, N.A. as administrative agent, and the other lenders and agents party thereto.	8-K	10.1	3/23/2020

10.19	Amended and Restated Security and Pledge Agreement, dated March 20, 2020, among TopBuild Corp., Bank of America, N.A., as administrative agent, and the grantors party thereto.	8-K	10.2	3/23/2020

10.20†	TopBuild Corp. Executive Severance Plan, as Amended and Restated effective December 31, 2020	8-K	10.1	12/14/2020

21.1	List of Subsidiaries of TopBuild Corp.	10-K	21.1	2/25/2020

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1‡	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002

32.2‡	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Title	Form	Exhibit	Filing Date	Herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

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

February 23, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Buck	Director, Chief Executive Officer	February 23, 2021
Robert Buck	(Principal Executive Officer)

/s/ John S. Peterson	Vice President, Chief Financial Officer	February 23, 2021
John S. Peterson	(Principal Financial Officer)

/s/ Robert Kuhns	Vice President, Controller	February 23, 2021
Robert Kuhns	(Principal Accounting Officer)

/s/ Alec C. Covington	Chairman of the Board	February 23, 2021
Alec C. Covington

/s/ Carl T. Camden	Director	February 23, 2021
Carl T. Camden

/s/ Joseph S. Cantie	Director	February 23, 2021
Joseph S. Cantie

/s/ Tina M. Donikowski	Director	February 23, 2021
Tina M. Donikowski

/s/ Mark A. Petrarca	Director	February 23, 2021
Mark A. Petrarca

/s/ Nancy M. Taylor	Director	February 23, 2021
Nancy M. Taylor