Form 10-Q
period 2021-03-31
TopBuild Corp
filed 2021-05-06
CIK 1633931

UNITED STATES

SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The registrant had outstanding 33,061,398 shares of Common Stock, par value $0.01 per share as of April 27, 2021.

TOPBUILD CORP.

GLOSSARY

We use acronyms, abbreviations, and other defined terms throughout this quarterly report on Form 10-Q, which are defined in the glossary below:

Term	Definition
2015 LTIP	2015 Long-Term Incentive Program authorizes the Board to grant stock options, stock appreciation rights, restricted shares, restricted share units, performance awards, and dividend equivalents
2019 ASR Agreement	$50 million accelerated share repurchase agreement with Bank of America, N.A.
2019 Repurchase Program	$200 million share repurchase program authorized by the Board on February 22, 2019
ABS	American Building Systems, Inc.
Amended Credit Agreement	Senior secured credit agreement and related security and pledge agreement dated March 8, 2021
Annual Report	Annual report filed with the SEC on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Board	Board of Directors of TopBuild
BofA	Bank of America, N.A.
Cooper	Cooper Glass Company, LLC
Creative	Creative Conservation Co.
Current Report	Current report filed with the SEC on Form 8-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
EBITDA	Earnings before interest, taxes, depreciation, and amortization
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Generally accepted accounting principles in the United States of America
Garland	Garland Insulating, Ltd.
Hunter	J.P. Hunter Enterprises, Inc.
IBR	Incremental borrowing rate, as defined in ASC 842
Lenders	Bank of America, N.A., together with the other lenders party to the "Amended Credit Agreement"
LCR	L.C.R. Contractors, LLC
LIBOR	London interbank offered rate
Net Leverage Ratio	As defined in the “Amended Credit Agreement,” the ratio of outstanding indebtedness, less up to $100 million of unrestricted cash, to EBITDA
New Senior Notes	TopBuild's 3.625% senior unsecured notes due on March 15, 2029
NYSE	New York Stock Exchange
Old Senior Notes	TopBuild's 5.625% senior unsecured notes which were due on May 1, 2026 and redeemed in full on March 15, 2021
Original Credit Agreement	Senior secured credit agreement and related security and pledge agreement dated May 5, 2017, as amended and restated on March 20, 2020
Ozark	Ozark Foam Insealators, Inc.
Quarterly Report	Quarterly report filed with the SEC on Form 10-Q pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Revolving Facility	Senior secured revolving credit facilities available under the Amended Credit Agreement, of $450 million with applicable sublimits for letters of credit and swingline loans.
ROU	Right of use (asset), as defined in ASC 842
RSA	Restricted stock award
Santa Rosa	Santa Rosa Insulation and Fireproofing, LLC
SEC	United States Securities and Exchange Commission
Secured Leverage Ratio	As defined in the “Amended Credit Agreement,” the ratio of outstanding indebtedness, including letters of credit, to EBITDA
TopBuild	TopBuild Corp. and its wholly-owned consolidated domestic subsidiaries. Also, the "Company," "we," "us," and "our"
Viking	Viking Insulation Co.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TOPBUILD CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands except share data)

	As of
	March 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$319,619	$330,007
Receivables, net of an allowance for credit losses of $7,171 at March 31, 2021, and $6,926 at December 31, 2020	462,848	427,340
Inventories, net	163,988	161,369
Prepaid expenses and other current assets	14,255	17,689
Total current assets	960,710	936,405

Right of use assets	94,094	83,490
Property and equipment, net	187,033	180,053
Goodwill	1,430,913	1,410,685
Other intangible assets, net	205,513	190,605
Deferred tax assets, net	2,767	2,728
Other assets	11,072	11,317
Total assets	$2,892,102	$2,815,283

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$330,813	$331,710
Current portion of long-term debt	23,406	23,326
Accrued liabilities	124,946	107,949
Short-term lease liabilities	35,119	33,492
Total current liabilities	514,284	496,477

Long-term debt	686,493	683,396
Deferred tax liabilities, net	168,424	168,568
Long-term portion of insurance reserves	50,197	50,657
Long-term lease liabilities	62,688	53,749
Other liabilities	13,653	13,642
Total liabilities	1,495,739	1,466,489

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value: 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value: 250,000,000 shares authorized; 39,121,670 shares issued and 33,061,398 outstanding at March 31, 2021, and 39,029,913 shares issued and 33,018,925 outstanding at December 31, 2020	390	389
Treasury stock, 6,060,272 shares at March 31, 2021, and 6,010,988 shares at December 31, 2020, at cost	(396,525)	(386,669)
Additional paid-in capital	855,996	858,414
Retained earnings	936,502	876,660
Total equity	1,396,363	1,348,794
Total liabilities and equity	$2,892,102	$2,815,283

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands except share and per common share data)

	Three Months Ended March 31,
	2021	2020
Net sales	$742,798	$653,228
Cost of sales	545,039	481,272
Gross profit	197,759	171,956

Selling, general, and administrative expense	101,872	101,967
Operating profit	95,887	69,989

Other income (expense), net:
Interest expense	(6,603)	(8,742)
Loss on extinguishment of debt	(13,862)	(233)
Other, net	77	472
Other expense, net	(20,388)	(8,503)
Income before income taxes	75,499	61,486

Income tax expense	(15,657)	(10,715)
Net income	$59,842	$50,771

Net income per common share:
Basic	$1.82	$1.53
Diluted	$1.80	$1.51

Weighted average shares outstanding:
Basic	32,826,515	33,168,453
Diluted	33,202,563	33,599,847

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2021	2020
Cash Flows Provided by (Used in) Operating Activities:
Net income	$59,842	$50,771
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,519	14,190
Share-based compensation	3,111	3,908
Loss on extinguishment of debt	13,862	233
Loss on sale or abandonment of property and equipment	56	383
Amortization of debt issuance costs	422	328
Provision for bad debt expense	1,765	1,670
Loss from inventory obsolescence	653	529
Deferred income taxes, net	(183)	(39)
Change in certain assets and liabilities
Receivables, net	(20,831)	(5,048)
Inventories, net	(2,088)	(3,964)
Prepaid expenses and other current assets	3,517	6,193
Accounts payable	(2,244)	(4,173)
Accrued liabilities	16,591	9,981
Other, net	(570)	(2,032)
Net cash provided by operating activities	89,422	72,930

Cash Flows Provided by (Used in) Investing Activities:
Purchases of property and equipment	(12,284)	(15,892)
Acquisition of businesses	(61,092)	(20,526)
Proceeds from sale of property and equipment	56	194
Net cash used in investing activities	(73,320)	(36,224)

Cash Flows Provided by (Used in) Financing Activities:
Proceeds from issuance of long-term debt	411,250	300,000
Repayment of long-term debt	(415,856)	(307,668)
Payment of debt issuance costs	(6,500)	(2,280)
Taxes withheld and paid on employees' equity awards	(11,480)	(10,399)
Exercise of stock options	5,952	—
Repurchase of shares of common stock	(9,856)	(14,127)
Net cash used in financing activities	(26,490)	(34,474)

Cash and Cash Equivalents
(Decrease) increase for the period	(10,388)	2,232
Beginning of period	330,007	184,807
End of period	$319,619	$187,039

Supplemental disclosure of noncash activities:
Leased assets obtained in exchange for new operating lease liabilities	$20,322	$9,167
Accruals for property and equipment	524	496

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

(In thousands except share data)

	Common	Treasury	Additional
	Stock	Stock	Paid-in	Retained
	($0.01 par value)	at cost	Capital	Earnings	Equity
Balance at December 31, 2019	$388	$(330,018)	$849,657	$632,862	$1,152,889
Cumulative-effect of accounting change	—	—	—	(3,225)	(3,225)
Net income	—	—	—	50,771	50,771
Share-based compensation	—	—	3,908	—	3,908
Issuance of 63,780 restricted share awards under long-term equity incentive plan	1	—	(1)	—	—
Repurchase of 73,455 shares pursuant to the settlement of the 2019 ASR Agreement	—	(7,500)	7,500	—	—
Repurchase of 188,100 shares pursuant to the 2019 Repurchase Program	—	(14,127)	—	—	(14,127)
97,144 shares withheld to pay taxes on employees' equity awards	—	—	(10,399)	—	(10,399)
Balance at March 31, 2020	$389	$(351,645)	$850,665	$680,408	$1,179,817

	Common	Treasury	Additional
	Stock	Stock	Paid-in	Retained
	($0.01 par value)	at cost	Capital	Earnings	Equity
Balance at December 31, 2020	$389	$(386,669)	$858,414	$876,660	$1,348,794
Net income	—	—	—	59,842	59,842
Share-based compensation	—	—	3,111	—	3,111
Issuance of 30,284 restricted share awards under long-term equity incentive plan	1	—	(1)	—	—
Repurchase of 49,284 shares pursuant to the 2019 Repurchase Program	—	(9,856)	—	—	(9,856)
43,290 shares withheld to pay taxes on employees' equity awards	—	—	(11,480)	—	(11,480)
51,915 shares issued upon exercise of stock options	—	—	5,952	—	5,952
Balance at March 31, 2021	$390	$(396,525)	$855,996	$936,502	$1,396,363

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

We believe the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to state fairly our financial position as of March 31, 2021, and our results of operations and cash flows for the three months ended March 31, 2021 and 2020.  The condensed consolidated balance sheet at December 31, 2020, was derived from our audited financial statements, but does not include all disclosures required by GAAP.

These condensed consolidated financial statements and related notes should be read in conjunction with the audited Consolidated Financial Statements included in the Company’s Annual Report for the year ended December 31, 2020, as filed with the SEC on February 23, 2021.

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

Recently Adopted Accounting Pronouncements

Income Taxes

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes.”  This standard simplifies the accounting for income taxes by removing certain exceptions to the general principles included in current guidance, as well as improving consistent application of and simplifying GAAP for other areas by clarifying and amending existing guidance.  We adopted this standard on January 1, 2021, using the modified retrospective method related to franchise taxes. There was no cumulative-effect adjustment recorded as of the beginning of 2021.

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

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes additional ASUs which were adopted, but did not have a material impact on our accounting policies or our consolidated financial statements and related disclosures:

ASU	Description	Period Adopted	Method
ASU 2021-01	Reference Rate Reform	01/01/21	Prospective
ASU 2017-04	Simplifying the Test for Goodwill Impairment	01/01/20	Prospective
ASU 2018-13	Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement	01/01/20	Prospective

3.  REVENUE RECOGNITION

Revenue is disaggregated between our Installation and Distribution segments and further based on market and product, as we believe this best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.  The following tables present our revenues disaggregated by market (in thousands):

	Three Months Ended March 31, 2021
	Installation	Distribution	Elims	Total
Residential	$418,077	$192,045	$(33,338)	$576,784
Commercial	114,676	59,556	(8,218)	166,014
Net sales	$532,753	$251,601	$(41,556)	$742,798

	Three Months Ended March 31, 2020
	Installation	Distribution	Elims	Total
Residential	$373,281	$162,456	$(29,006)	$506,731
Commercial	102,592	51,767	(7,862)	146,497
Net sales	$475,873	$214,223	$(36,868)	$653,228

The following tables present our revenues disaggregated by product (in thousands):

	Three Months Ended March 31, 2021
	Installation	Distribution	Elims	Total
Insulation and accessories	$417,597	$211,494	$(34,527)	$594,564
Glass and windows	43,047	—	—	43,047
Gutters	19,358	25,839	(5,305)	39,892
All other	52,751	14,268	(1,724)	65,295
Net sales	$532,753	$251,601	$(41,556)	$742,798

	Three Months Ended March 31, 2020
	Installation	Distribution	Elims	Total
Insulation and accessories	$369,996	$180,249	$(30,059)	$520,186
Glass and windows	41,319	—	—	41,319
Gutters	18,930	19,991	(5,387)	33,534
All other	45,628	13,983	(1,422)	58,189
Net sales	$475,873	$214,223	$(36,868)	$653,228

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table represents our contract assets and contract liabilities with customers, in thousands:

	Included in Line Item on	As of
	Condensed	March 31,	December 31,
	Balance Sheets	2021	2020
Contract Assets:
Receivables, unbilled	Receivables, net	$64,519	$48,839

Contract Liabilities:
Deferred revenue	Accrued liabilities	$8,091	$6,542

The increase in contract assets as of March 31, 2021 is primarily driven by an increase in organic sales as well as sales from our acquisitions during the quarter.

The aggregate amount remaining on uncompleted performance obligations was $283.3 million as of March 31, 2021. We expect to satisfy the performance obligations and recognize revenue on substantially all of these uncompleted contracts over the next 18 months.

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

In the fourth quarter of 2020, we performed an annual assessment on our goodwill resulting in no impairment.

Changes in the carrying amount of goodwill for the three months ended March 31, 2021 by segment, were as follows, in thousands:

				Accumulated
	Gross Goodwill		Gross Goodwill	Impairment	Net Goodwill
	December 31, 2020	Additions	March 31, 2021	Losses	March 31, 2021
Goodwill, by segment:
Installation	$1,726,356	$20,228	$1,746,584	$(762,021)	$984,563
Distribution	446,350	—	446,350	—	446,350
Total goodwill	$2,172,706	$20,228	$2,192,934	$(762,021)	$1,430,913

See Note 13 – Business Combinations for goodwill recognized on acquisitions that occurred during the quarter.

Other intangible assets, net includes customer relationships, non-compete agreements, and trademarks / trade names.  The following table sets forth our other intangible assets, in thousands:

	As of
	March 31,	December 31,
	2021	2020
Gross definite-lived intangible assets	$273,801	$252,751
Accumulated amortization	(68,288)	(62,146)
Net definite-lived intangible assets	205,513	190,605

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth our amortization expense, in thousands:

	Three Months Ended March 31,
	2021	2020
Amortization expense	$6,143	$5,272

5. LONG-TERM DEBT

The following table reconciles the principal balances of our outstanding debt to our condensed consolidated balance sheets, in thousands:

	As of
	March 31,	December 31,
	2021	2020
Senior Notes - 3.625% as of March 31, 2021	$400,000	$400,000
Term loan	300,000	288,750
Equipment notes	23,399	25,451
Unamortized debt issuance costs	(13,500)	(7,479)
Total debt, net of unamortized debt issuance costs	709,899	706,722
Less: current portion of long-term debt	23,406	23,326
Total long-term debt	$686,493	$683,396

The following table sets forth our remaining principal payments for our outstanding debt balances as of March 31, 2021, in thousands:

	Payments Due by Period
	2021	2022	2023	2024	2025	Thereafter	Total
Senior Notes	$—	$—	$—	$—	$—	$400,000	$400,000
Term loan	11,250	15,000	20,625	22,500	28,125	202,500	300,000
Equipment notes	6,281	8,651	6,337	2,130	—		23,399
Total	$17,531	$23,651	$26,962	$24,630	$28,125	$602,500	$723,399

Amendment to Original Credit Agreement and Senior Secured Term Loan Facility

On March 8, 2021, the Company entered into an Amendment to our Original Credit Agreement (as so amended, the Amended Credit Agreement).  The Amended Credit Agreement provides for a term loan facility in an aggregate principal amount of $300.0 million, all of which was drawn on March 8, 2021 and a Revolving Facility with an aggregate borrowing capacity of $450.0 million, including a $100.0 million letter of credit sublimit and up to a $35.0 million swingline sublimit.  The maturity date for the loans under the Amended Credit Agreement was extended from March 2025 to March 2026, the floor for base rate loans has been reduced from 1.5% to 1.0%, and the floor for Eurodollar rate loans has been reduced from 0.5% to 0.0%. Additional provisions have also been made for the eventual replacement of LIBOR with another alternate benchmark rate.

The following table outlines the key terms of our Amended Credit Agreement (dollars in thousands):

Senior secured term loan facility	$300,000

Additional term loan and/or revolver capacity available under incremental facility (a)	$300,000

Revolving Facility	$450,000
Sublimit for issuance of letters of credit under Revolving Facility (b)	$100,000
Sublimit for swingline loans under Revolving Facility (b)	$35,000

Interest rate as of March 31, 2021	1.11%
Scheduled maturity date	3/20/2026

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(a)	Additional borrowing capacity is available under the incremental facility, subject to certain terms and conditions (including existing or new lenders providing commitments in respect of such additional borrowing capacity).
(b)	Use of the sublimits for the issuance of letters of credit and swingline loans reduces the availability under the Revolving Facility.

Interest payable on borrowings under the Amended Credit Agreement is based on an applicable margin rate plus, at our option, either:

●	A base rate determined by reference to the highest of either (i) the federal funds rate plus 0.50 percent, (ii) BofA’s “prime rate,” and (iii) the LIBOR rate for U.S. dollar deposits with a term of one month, plus 1.00 percent; or

●	A LIBOR rate (or a comparable successor rate) determined by reference to the costs of funds for deposits in U.S. dollars for the interest period relevant to such borrowings, subject to a floor of 0%.

The Amended Credit Agreement contemplates future amendment by the Company and the agent to provide for the replacement of LIBOR with another alternate benchmark rate, giving due consideration to any evolving or then existing convention for similar U.S. dollar denominated syndicated credit facilities for such alternative benchmarks, including any related mathematical or other applicable adjustments.

The applicable margin rate is determined based on our Secured Leverage Ratio.  In the case of base rate borrowings, the applicable margin rate ranges from 0.00 percent to 1.00 percent and in the case of LIBOR rate borrowings, the applicable margin ranges from 1.00 percent to 2.50 percent.  Borrowings under the Amended Credit Agreement are prepayable at the Company’s option without premium or penalty.  The Company is required to make prepayments with the net cash proceeds of certain asset sales and certain extraordinary receipts.

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

	As of
	March 31,	December 31,
	2021	2020
Revolving Facility	$450,000	$450,000
Less: standby letters of credit	(60,382)	(60,382)
Availability under Revolving Facility	$389,618	$389,618

We are required to pay commitment fees to the Lenders in respect of any unutilized commitments.  The commitment fees range from 0.15 percent to 0.275 percent per annum, depending on our Secured Leverage Ratio.  We must also pay customary fees on outstanding letters of credit.

Senior Notes

On March 15, 2021, the Company completed a private offering of $400.0 million aggregate principal amount of 3.625% New Senior Notes due 2029. The Company used the proceeds from the issuance of the New Senior Notes, together with cash on hand, to redeem 100% of its $400.0 million aggregate principal amount of 5.625% Old Senior Notes due 2026.   The New Senior Notes are our senior unsecured obligations and bear interest at 3.625% per year, payable semiannually in arrears on March 15 and September 15 of each year, which begins on September 15, 2021. The New Senior Notes mature on March 15, 2029, unless redeemed early or repurchased. If we undergo a change in control, we must make an offer to repurchase all of the Senior Notes then outstanding at a repurchase price equal to 101% of their aggregate principal amount, plus accrued and unpaid interest (if any) to, but not including, the repurchase date.

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company may redeem the Notes, in whole or in part, at any time on or after March 15, 2024 at the redemption prices specified in the Notes.  The Company may also redeem all or part of the Notes at any time prior to March 15, 2024 at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus the Applicable Premium (as defined in the Indenture), as of, and accrued and unpaid interest to, the redemption date. Additionally, the Company may redeem up to 40% of the aggregate principal amount of the Notes prior to March 15, 2024 with the net cash proceeds of certain sales of its capital stock at 103.625% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to the date of redemption only if, after the redemption, at least 60% of the aggregate principal amount of the Notes originally issued remains outstanding.

Equipment Notes

As of December 31, 2020, the company has issued $41.6 million of equipment notes for the purpose of financing the purchase of vehicles and equipment. No equipment notes were issued during the three months ended March 31, 2021. The Company’s equipment notes each have a five year term maturing from 2023 to 2024 and bear interest at fixed rates between 2.8% and 4.4%.

  Covenant Compliance

The indenture governing our New Senior Notes contains restrictive covenants that, among other things, generally limit the ability of the Company and certain of its subsidiaries (subject to certain exceptions) to (i) create liens, (ii) pay dividends, acquire shares of capital stock and make payments on subordinated debt, (iii) place limitations on distributions from certain subsidiaries, (iv) issue or sell the capital stock of certain subsidiaries, (v) sell assets, (vi) enter into transactions with affiliates and (vii) effect mergers.  The indenture provides for customary events of default which include (subject in certain cases to customary grace and cure periods), among others: nonpayment of principal or interest; breach of covenants or other agreements in the indenture; defaults in failure to pay certain other indebtedness; and certain events of bankruptcy or insolvency. Generally, if an event of default occurs and is continuing under the indenture, the trustee or the holders of at least 30% in aggregate principal amount of the New Senior Notes then outstanding may declare the principal of, premium, if any, and accrued interest on all the New Senior Notes immediately due and payable. The New Senior Notes and related guarantees have not been registered under the Securities Act of 1933, and we are not required to register either the New Senior Notes or the guarantees in the future.

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

As of March 31, 2021
Maximum Net Leverage Ratio	3.50:1.00
Minimum Interest Coverage Ratio	3.00:1.00
Compliance as of period end	In Compliance

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Fair Value on Non-Recurring Basis

Fair value measurements were applied to our long-term debt portfolio.  We believe the carrying value of our term loan approximates the fair market value primarily due to the fact that the non-performance risk of servicing our debt obligations, as reflected in our business and credit risk profile, has not materially changed since we assumed our debt obligations under the Amended Credit Agreement.  In addition, due to the floating-rate nature of our term loan, the market value is not subject to variability solely due to changes in the general level of interest rates as is the case with a fixed-rate debt obligation.  Based on market trades of our New Senior Notes close to March 31, 2021 (Level 1 fair value measurement), we estimate that the fair value of the New Senior Notes is approximately $415.6 million compared to a gross carrying value of $400.0 million at March 31, 2021.

7.  SEGMENT INFORMATION

The following tables set forth our net sales and operating results by segment, in thousands:

	Three Months Ended March 31,
	2021	2020	2021	2020

	Net Sales		Operating Profit (b)
Our operations by segment were (a):
Installation	$532,753	$475,873	$73,636	$60,351
Distribution	251,601	214,223	35,385	24,669
Intercompany eliminations	(41,556)	(36,868)	(6,528)	(5,833)
Total	$742,798	$653,228	102,493	79,187
General corporate expense, net (c)			(6,606)	(9,198)
Operating profit, as reported			95,887	69,989
Other expense, net			(20,388)	(8,503)
Income before income taxes			$75,499	$61,486
(a)	All of our operations are located in the U.S.
(b)	Segment operating profit includes an allocation of general corporate expenses attributable to the operating segments which is based on direct benefit or usage (such as salaries of corporate employees who directly support the segment).
(c)	General corporate expense, net includes expenses not specifically attributable to our segments for functions such as corporate human resources, finance, and legal, including salaries, benefits, and other related costs.

8. LEASES

We have operating leases for our installation branch locations, distribution centers, our Branch Support Center in Daytona Beach, Florida, vehicles and certain equipment. In addition, we lease certain operating facilities from related parties, primarily former owners (and in certain cases, current management personnel) of companies acquired. These related party leases are immaterial to our consolidated statements of operations. As of March 31, 2021, we did not have any finance leases.

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of lease expense were as follows and are primarily included in cost of sales on the accompanying unaudited condensed consolidated statements of operations, in thousands:

	Three Months Ended March 31,
	2021	2020
Operating lease cost (a)	$11,810	$12,271
Short-term lease cost	3,354	3,064
Sublease income	(206)	(62)
Net lease cost	$14,958	$15,273
(a)	Includes variable cost components of $1,697 and $1,444 in the three months ended March 31, 2021 and 2020, respectively.

Future minimum lease payments under non-cancellable operating leases as of March 31, 2021 were as follows, in thousands:

Payments due by Period
2021	$29,428
2022	30,287
2023	19,595
2024	12,704
2025	8,229
2026 & Thereafter	5,218
Total future minimum lease payments	105,461

Less: imputed interest	(7,654)

Lease liability at March 31, 2021	$97,807

As of March 31, 2021, the weighted average remaining lease term was 3.6 years and the related lease liability was calculated using a weighted average discount rate of 3.6%.

The amount below is included in the cash flows provided by (used in) operating activities section on the accompanying unaudited condensed consolidated statements of cash flows, in thousands:

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities	$(10,150)	$(10,801)

9.  INCOME TAXES

Our effective tax rates were 20.7 percent and 17.4 percent for the three months ended March 31, 2021 and 2020, respectively. The higher 2021 tax rate was due to permanent items including share-based compensation, partially offset by state tax adjustments.

A tax benefit of $3.1 million and $5.5 million related to share-based compensation was recognized in our condensed consolidated statements of operations as a discrete item in income tax expense for the three months ended March 31, 2021 and 2020, respectively.

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Basic and diluted net income per share were computed as follows:

	Three Months Ended March 31,
	2021	2020
Net income (in thousands) - basic and diluted	$59,842	$50,771

Weighted average number of common shares outstanding - basic	32,826,515	33,168,453

Dilutive effect of common stock equivalents:
RSAs with service-based conditions	35,619	71,221
RSAs with market-based conditions	147,098	131,024
RSAs with performance-based conditions	49,020	49,778
Stock options	144,311	179,371

Weighted average number of common shares outstanding - diluted	33,202,563	33,599,847

Basic net income per common share	$1.82	$1.53

Diluted net income per common share	$1.80	$1.51

The following table summarizes shares excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2021	2020
Anti-dilutive common stock equivalents:
RSAs with service-based conditions	2,831	5,271
RSAs with market-based conditions	5,512	8,341
RSAs with performance-based conditions	—	—
Stock options	11,766	32,067
Total anti-dilutive common stock equivalents	20,109	45,679

11. SHARE-BASED COMPENSATION

Effective July 1, 2015, our eligible employees commenced participation in the 2015 LTIP.  The 2015 LTIP authorizes the Board to grant stock options, stock appreciation rights, restricted shares, restricted share units, performance awards, and dividend equivalents.  All grants are made by issuing new shares and no more than 4.0 million shares of common stock may be issued under the 2015 LTIP.  As of March 31, 2021, we had 2.0 million shares remaining available for issuance under the 2015 LTIP.

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Share-based compensation expense is included in selling, general, and administrative expense.  The income tax effect associated with share-based compensation awards is included in income tax expense.  The following table presents share-based compensation amounts recognized in our condensed consolidated statements of operations, in thousands:

	Three Months Ended March 31,
	2021	2020
Share-based compensation expense	$3,111	$3,908
Income tax benefit realized	$3,093	$5,500

The following table presents a summary of our share-based compensation activity for the three months ended March 31, 2021, in thousands, except per share amounts:

	RSAs		Stock Options
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance December 31, 2020	324.8	$87.79	239.7	$24.33	$68.86	$27,612.1
Granted	56.8	$248.17	24.1	$89.59	$214.58
Converted/Exercised	(134.1)	$81.03	(51.9)	$21.97	$61.30	$7,039.9
Forfeited/Expired	—	$—	—	$—	$—
Balance March 31, 2021	247.5	$109.33	211.9	$32.33	$87.28	$25,997.0

Exercisable March 31, 2021 (a)			115.7	$20.97	$57.86	$17,535.3
(a)	The weighted average remaining contractual term for vested stock options is approximately 6.5 years.

Unrecognized share-based compensation expense related to unvested awards is shown in the following table, dollars in thousands:

	As of March 31, 2021
	Unrecognized Compensation Expense on Unvested Awards	Weighted Average Remaining Vesting Period
RSAs	$14,062	1.4
Stock options	2,801	1.3
Total unrecognized compensation expense related to unvested awards	$16,863

Our RSAs with performance-based conditions are evaluated on a quarterly basis with adjustments to compensation expense based on the likelihood of the performance target being achieved or exceeded.  The following table shows the range of payouts and the related expense for our outstanding RSAs with performance-based conditions, in thousands:

		Payout Ranges and Related Expense
RSAs with Performance-Based Conditions	Grant Date Fair Value	0%	25%	100%	200%
February 18, 2019	$2,281	$—	$570	$2,281	$4,562
February 17, 2020	$2,694	$—	$674	$2,694	$5,388
February 16, 2021	$2,596	$—	$649	$2,596	$5,192

During the first quarter of 2021, RSAs with performance-based conditions that were granted on February 19, 2018 vested based on cumulative three-year achievement of 200%. Total compensation expense recognized over the three-year performance period, net of forfeitures, was $3.7 million.

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of our RSAs with a market-based condition granted under the 2015 LTIP was determined using a Monte Carlo simulation.  The following are key inputs in the Monte Carlo analysis for awards granted in 2021 and 2020:

	2021	2020
Measurement period (years)	2.87	2.88
Risk free interest rate	0.22%	1.40%
Dividend yield	0.00%	0.00%
Estimated fair value of market-based RSAs at grant date	$298.66	$158.24

The fair values of stock options granted under the 2015 LTIP were calculated using the Black-Scholes Options Pricing Model.  The following table presents the assumptions used to estimate the fair values of stock options granted in 2021 and 2020:

	2021	2020
Risk free interest rate	0.76%	1.53%
Expected volatility, using historical return volatility and implied volatility	43.29%	31.50%
Expected life (in years)	6.0	6.0
Dividend yield	0.00%	0.00%
Estimated fair value of stock options at grant date	$89.59	$39.49

12. SHARE REPURCHASE PROGRAM

On February 22, 2019, our Board authorized the 2019 Repurchase Program, pursuant to which the Company may purchase up to $200.0 million of our common stock.  Share repurchases may be executed through various means including open market purchases, privately negotiated transactions, accelerated share repurchase transactions, or other available means.  The 2019 Share Repurchase Program does not obligate the Company to purchase any shares and has no expiration date.  Authorization for the 2019 Share Repurchase Program may be terminated, increased, or decreased by the Board at its discretion at any time.  As of March 31, 2021, the Company has approximately $30.1 million remaining under the 2019 Repurchase Program.

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

The following table sets forth our share repurchases under the 2019 Repurchase Program during the periods presented:

	Three Months Ended March 31,
	2021	2020
Number of shares repurchased	49,284	261,555 (a)
Share repurchase cost (in thousands)	$9,856	$14,127

(a) The three months ended March 31, 2020 includes 73,455 shares we received as final settlement of our 2019 ASR Agreement.

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. BUSINESS COMBINATIONS

We continue to acquire businesses as part of our ongoing strategy to grow our company and expand our market share.  Each acquisition has been accounted for as a business combination under ASC 805, “Business Combinations.” Acquisition related costs for the three months ended March 31, 2021 and 2020, were $0.7 million and $0.2 million, respectively. Acquisition costs are included in selling, general, and administrative expense in our condensed consolidated statements of operations.

The tables below provide a summary of businesses acquired in 2021 including, for significant acquisitions, the net sales and operating (loss) income incurred during the three months ended March 31, 2021:

						Three Months Ended
						March 31, 2021
2021 Acquisitions	Date	Cash Paid	Contingent Consideration	Total Purchase Price	Goodwill Acquired	Net Sales	Operating (Loss) Income
LCR	1/20/2021	$53,833	$—	$53,833	$17,863	$8,306	$(705)
Ozark	3/3/2021	7,404	—	7,404	3,447	567	34
Total		$61,237	$—	$61,237	$21,310	$8,873	$(671)

Purchase Price Allocations

The estimated fair values of the assets acquired and liabilities assumed for the 2021 acquisitions approximated the following as of March 31, 2021, in thousands:

	2021 Acquisitions
	LCR	Ozark	Total
Estimated fair values:
Accounts receivable	$16,041	$376	$16,417
Inventories	806	378	1,184
Prepaid and other assets	83	—	83
Property and equipment	3,792	309	4,101
Intangible assets	17,750	2,900	20,650
Goodwill	17,863	3,447	21,310
Accounts payable	(1,464)	(4)	(1,468)
Accrued liabilities	(1,038)	(2)	(1,040)
Net assets acquired	$53,833	$7,404	$61,237

Estimates of acquired intangible assets related to the 2021 acquisitions are as follows, as of March 31, 2021, dollars in thousands:

	Estimated Fair Value	Weighted Average Estimated Useful Life (Years)
2021 Acquisitions
Customer relationships	$19,220	12
Trademarks and trade names	1,430	10
Total intangible assets acquired	$20,650	12

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below provides a summary as of March 31, 2021 for businesses acquired during the three months ended March 31, 2020:

2020 Acquisitions	Date	Cash Paid	Contingent Consideration	Total Purchase Price	Goodwill Acquired
Cooper	2/20/2020	$10,500	$1,000	$11,500	$5,700
Hunter	2/24/2020	9,100	—	9,100	5,300
Total		$19,600	$1,000	$20,600	$11,000

As third-party or internal valuations are finalized, certain tax aspects of the foregoing transactions are completed, and customer post-closing reviews are concluded, adjustments may be made to the fair value of assets acquired, and in some cases total purchase price, through the end of each measurement period, generally one year following the applicable acquisition date. Primarily all of the $21.3 million and $11.0 million of goodwill recorded from acquisitions for the three months ended March 31, 2021 and 2020, respectively, is expected to be deductible for income tax purposes.

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

The following table presents the fair value of contingent consideration, in thousands:

	Viking	Cooper
Date of Acquisition	July 15, 2019	February 20, 2020
Fair value of contingent consideration recognized at acquisition date	$1,243	$1,000

Contingent consideration at December 31, 2020	$910	$1,000
Change in fair value of contingent consideration during the three months ended March 31, 2021	22	(350)
Payment of contingent consideration during the three months ended March 31, 2021	—	—
Liability balance for contingent consideration at March 31, 2021	$932	$650

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.  ACCRUED LIABILITIES

The following table sets forth the components of accrued liabilities, in thousands:

	As of
	March 31,	December 31,
	2021	2020
Accrued liabilities:
Salaries, wages, and commissions	$39,131	$34,584
Insurance liabilities	22,414	22,007
Income & franchise taxes payable	13,124	129
Employee tax-related liabilities	12,666	12,603
Deferred revenue	8,091	6,542
Sales & property taxes	7,451	6,939
Customer rebates	4,720	6,191
Interest payable on long-term debt	155	3,924
Other	17,194	15,030
Total accrued liabilities	124,946	107,949

The increase in income and franchise taxes payable as of March 31, 2021 is primarily driven by the timing of tax payments, which typically occurs later in the year.

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

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes our outstanding performance, licensing, insurance and other bonds, in thousands:

	As of
	March 31,	December 31,
	2021	2020
Outstanding bonds:
Performance bonds	$108,964	$102,534
Licensing, insurance, and other bonds	27,716	27,633
Total bonds	$136,680	$130,167

16.  SUBSEQUENT EVENTS

On April 5, 2021, we acquired ABS, a residential insulation and distribution business that primarily services the eastern United States. The acquisition was accounted for as a business combination under ASC 805, “Business Combinations.” The purchase price of approximately $126.2 million was funded by cash on hand. During the measurement period, we expect to receive additional detailed information to complete the purchase price allocation.

On April 7, 2021, we acquired Creative, a residential and light commercial insulation company serving customers in Richmond, Charlottesville, Roanoke and Northern Virginia. The acquisition was accounted for as a business combination under ASC 805, “Business Combinations.” The purchase price of approximately $6.8 million was funded by cash on hand. During the measurement period, we expect to receive additional detailed information to complete the purchase price allocation.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

TopBuild, headquartered in Daytona Beach, Florida, is a leading installer and distributor of insulation and other building products to the U.S. construction industry.  We trade on the NYSE under the ticker symbol “BLD.”

We operate in two segments:  Installation (TruTeam) and Distribution (Service Partners).  Our Installation segment installs insulation and other building products nationwide through our TruTeam contractor services business which, as of March 31, 2021, had approximately 200 branches located across the United States.  We install various insulation applications, including fiberglass batts and rolls, blown-in loose fill fiberglass, blown-in loose fill cellulose, and polyurethane spray foam.  Additionally, we install other building products including glass and windows, rain gutters, afterpaint products, fireproofing, garage doors, and fireplaces.  We handle every stage of the installation process, including material procurement supplied by leading manufacturers, project scheduling and logistics, multi-phase professional installation, and installation quality assurance.

Our Distribution segment sells and distributes insulation and other building products, including gutters, fireplaces, closet shelving, and roofing materials through our Service Partners business, which, as of March 31, 2021, had approximately 75 branches located across the United States.  Our Service Partners customer base consists of thousands of insulation contractors of all sizes, gutter contractors, weatherization contractors, other contractors, dealers, metal building erectors, and modular home builders.

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

For additional details pertaining to our operating results by segment, see Note 7 – Segment Information to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference. For additional details regarding our strategy, material trends in our business and seasonality, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the year ended December 31, 2020, as filed with the SEC on February 23, 2021, which discussion is hereby incorporated herein by reference.

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

FIRST QUARTER 2021 VERSUS FIRST QUARTER 2020

The following table sets forth our net sales, gross profit, operating profit, and margins, as reported in our condensed consolidated statements of operations, in thousands:

	Three Months Ended March 31,
	2021	2020
Net sales	$742,798	$653,228
Cost of sales	545,039	481,272
Cost of sales ratio	73.4%	73.7%

Gross profit	197,759	171,956
Gross profit margin	26.6%	26.3%

Selling, general, and administrative expense	101,872	101,967
Selling, general, and administrative expense to sales ratio	13.7%	15.6%

Operating profit	95,887	69,989
Operating profit margin	12.9%	10.7%

Other expense, net	(20,388)	(8,503)
Income tax expense	(15,657)	(10,715)
Net income	$59,842	$50,771
Net margin	8.1%	7.8%

Sales and Operations

Net sales increased 13.7 percent for the three months ended March 31, 2021, from the comparable period of 2020.  The increase was primarily driven by a 7.7 percent increase in sales volume, a 4.2 percent impact from our acquisitions and a 1.8 percent increase due to higher selling prices.

Gross profit margins were 26.6 percent and 26.3 percent for the three months ended March 31, 2021 and 2020, respectively.  Gross profit margin improved primarily due to higher selling prices, savings from cost reduction initiatives, lower insurance costs, and operational efficiencies, partially offset by material inflation.

Selling, general, and administrative expense, as a percent of sales, was 13.7 and 15.6 percent for the three months ended March 31, 2021 and 2020, respectively.  The decrease in selling, general, and administrative expense as a percent of sales was primarily the result of higher sales, lower travel and entertainment costs, lower legal fees, lower stock-based compensation expense, and overall cost reduction initiatives.

Operating margins were 12.9 percent and 10.7 percent for the three months ended March 31, 2021 and 2020, respectively. The increase in operating margins was due to higher sales volume, higher selling prices, savings from cost reduction initiatives, lower insurance costs, lower stock-based compensation expense, reduced travel and entertainment activity, lower legal fees, and operational efficiencies, partially offset by material inflation.

Business Segment Results

The following table sets forth our net sales and operating profit margins by business segment, in thousands:

	Three Months Ended March 31,
	2021	2020	Percent Change
Net sales by business segment:
Installation	$532,753	$475,873	12.0%
Distribution	251,601	214,223	17.4%
Intercompany eliminations	(41,556)	(36,868)
Net sales	$742,798	$653,228	13.7%

Operating profit by business segment:
Installation	$73,636	$60,351	22.0%
Distribution	35,385	24,669	43.4%
Intercompany eliminations	(6,528)	(5,833)
Operating profit before general corporate expense	102,493	79,187	29.4%
General corporate expense, net	(6,606)	(9,198)
Operating profit	$95,887	$69,989	37.0%

Operating profit margins:
Installation	13.8%	12.7%
Distribution	14.1%	11.5%
Operating profit margin before general corporate expense	13.8%	12.1%
Operating profit margin	12.9%	10.7%

Installation

Sales

Sales in our Installation segment increased $56.9 million, or 12.0 percent, for the three months ended March 31, 2021, as compared to the same period in 2020.  The increase was due to a 5.8 percent impact from our acquisitions, a 5.1 percent increase in sales volume and a 1.1 percent increase from higher selling prices.

Operating margins

Operating margins in our Installation segment were 13.8 percent and 12.7 percent for the three months ended March 31, 2021 and 2020, respectively.  The increase in operating margins was driven by higher sales volume, higher selling prices, savings from cost reduction initiatives, lower insurance costs, reduced travel and entertainment activity, and operational efficiencies, partially offset by material inflation.

Distribution

Sales

Sales in our Distribution segment increased $37.4 million, or 17.4 percent, for the three months ended March 31, 2021, as compared to the same period in 2020.  This increase was due to a 13.8 percent increase in sales volume and a 3.7 percent increase due to higher selling prices.

Operating margins

Operating margins in our Distribution segment were 14.1 percent and 11.5 percent for the three months ended March 31, 2021 and 2020, respectively.  The increase in operating margins was driven by higher sales volume, higher selling prices, savings from cost reduction initiatives, reduced travel and entertainment activity, and operational efficiencies, partially offset by material inflation.

OTHER ITEMS

Other expense, net

Other expense, net, which primarily consisted of interest expense, was $20.4 million and $8.5 million for the three months ended March 31, 2021 and 2020, respectively.  The increase was driven by costs incurred to redeem our Old Senior Notes during the quarter.

Income tax expense

Income tax expense was $15.7 million, an effective tax rate of 20.7 percent, for the three months ended March 31, 2021, compared to $10.7 million, an effective tax rate of 17.4 percent, for the comparable period in 2020. The tax rate for the three months ended March 31, 2021, was higher due to permanent items including share-based compensation, partially offset by state tax adjustments.

Cash Flows and Liquidity

Significant sources (uses) of cash and cash equivalents are summarized for the periods indicated, in thousands:

	Three Months Ended March 31,
	2021	2020
Changes in cash and cash equivalents:
Net cash provided by operating activities	$89,422	$72,930
Net cash used in investing activities	(73,320)	(36,224)
Net cash used in financing activities	(26,490)	(34,474)
(Decrease) increase for the period	$(10,388)	$2,232

Net cash flows provided by operating activities increased $16.5 million for the three months ended March 31, 2021, as compared to the prior year period. The change was primarily due to an increase in net income, timing of accounts receivable collections and accrued liability payments.

Net cash used in investing activities was $73.3 million for the three months ended March 31, 2021, primarily composed of $61.1 million for acquisitions and $12.2 million for purchases of property and equipment, primarily vehicles.  Net cash used in investing activities was $36.2 million for the three months ended March 31, 2020, primarily composed of $15.9 million for purchases of property and equipment, primarily vehicles, and $20.5 million for the acquisition of Cooper and Hunter.

Net cash used in financing activities was $26.5 million for the three months ended March 31, 2021.  During the three months ended March 31, 2021, we used $9.9 million for the repurchase of common stock pursuant to the 2019 Repurchase Program, $6.5 million in debt issuance costs as a result of entering into our Amended Credit Agreement and New Senior Notes, $5.5 million net activity related to exercise of share-based incentive awards and stock options, and $4.6 million net payments for redemption of our Old Senior Notes, issuance of our New Senior Notes, proceeds from the increase in our term loan from our Amended Credit Agreement, and payments on equipment notes.  Net cash used in financing activities was $34.5 million for the three months ended March 31, 2020. During the three months ended March 31, 2020, we used $14.1 million for the repurchase of common stock pursuant to the 2019 Repurchase Program, $10.3 million on purchases of common stock for tax withholding obligations related to the vesting and exercise of share-based incentive awards, $7.7 million for payments on our term loan under our Original Credit Agreement and on our equipment notes, and $2.3 million in debt issuance costs as a result of entering into a new term loan revolving credit facility.

We are closely managing our balance sheet, including maximizing our cash flow, to maintain our strong foundation and provide stability as we continue to navigate operations through the ongoing COVID-19 pandemic.  We had solid liquidity available to us at March 31, 2021, with $319.6 million of cash and $389.6 million available borrowing capacity under our Revolving Facility.  We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to support our ongoing operations and working capital needs.

The following table summarizes our liquidity, in thousands:

	As of
	March 31,	December 31,
	2021	2020
Cash and cash equivalents (a)	$319,619	$330,007

Revolving Facility	450,000	450,000
Less: standby letters of credit	(60,382)	(60,382)
Availability under Revolving Facility	389,618	389,618

Total liquidity	$709,237	$719,625

(a) Our cash and cash equivalents consist of AAA-rated money market funds as well as cash held in our demand deposit accounts.

We occasionally use performance bonds to ensure completion of our work on certain larger customer contracts that can span multiple accounting periods.  Performance bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed.  We also have bonds outstanding for license and insurance.  Information regarding our outstanding bonds as of March 31, 2021 is incorporated by reference from Note 15 – Other Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

OUTLOOK

The demand for housing is outpacing supply, however labor and material shortages are limiting the speed at which new homes can be built to meet this increased demand. All trades in our industry continue to experience constrained capacity, specifically in fiberglass and spray foam, resulting in manufacturers increasing costs on products. We expect both TruTeam and Service Partners to drive higher selling prices throughout the year in response to these cost increases. The increased demand for housing, combined with low interest rates and home affordability balance, should result in a continued strong outlook for the residential construction industry.

Similarly, the commercial business is poised to see continued improvement throughout 2021 as delayed projects get back on track, however management will continue to evaluate every aspect of our business, including monitoring ongoing developments related to the COVID-19 pandemic, which may trigger restrictions on operating activities, an economic downturn, or other adverse impact to our business.

OFF-BALANCE SHEET ARRANGEMENTS

We had no material off-balance sheet arrangements during the quarter ended March 31, 2021, other than short-term leases, letters of credit, and performance and license bonds, which have been disclosed in Part 1, Item 1 of this Quarterly report.

CONTRACTUAL OBLIGATIONS

There have been no material changes to our contractual obligations from those previously disclosed in our Annual Report for the year ended December 31, 2020, as filed with the SEC on February 23, 2021, except for the amendment to our Original Credit Agreement on March 8, 2021 and completion of a private offering of our New Senior Notes on March 15, 2021 for which the proceeds were used to redeem 100% of our Old Senior Notes. See further information as disclosed in Note 5 – Long Term Debt in our unaudited condensed consolidated financial statements contained in Part 1, Item 1 of this Quarterly Report.

CRITICAL ACCOUNTING POLICIES

We prepare our condensed consolidated financial statements in conformity with GAAP.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of sales and expenses during the reporting period.  Actual results could differ from those estimates.  Our critical accounting policies have not changed from those previously reported in our Annual Report for year ended December 31, 2020, as filed with the SEC on February 23, 2021.

APPLICATION OF NEW ACCOUNTING STANDARDS

Information regarding application of new accounting standards is incorporated by reference from Note 2 – Accounting Policies to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

FORWARD-LOOKING STATEMENTS

Statements contained in this report that reflect our views about future periods, including our future plans and performance, constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by words such as “will,” “would,” “anticipate,” “expect,” “believe,” “designed,” “plan,” or “intend,” the negative of these terms, and similar references to future periods.  These views involve risks and uncertainties that are difficult to predict and, accordingly, our actual results may differ materially from the results discussed in our forward-looking statements.  We caution you against unduly relying on any of these forward-looking statements.  Our future performance may be affected by the duration and impact of the COVID-19 pandemic on the United States economy, specifically with respect to residential and commercial construction, our ability to continue operations in markets affected by the COVID-19 pandemic and our ability to collect receivables from our customers, our reliance on residential new construction, residential repair/remodel, and commercial construction, our reliance on third-party suppliers and manufacturers, our ability to attract, develop, and retain talented personnel and our sales and labor force, our ability to maintain consistent practices across our locations, and our ability to maintain our competitive position.  We discuss the material risks we face under the caption entitled “Risk Factors” in our Annual Report for the year ended December 31, 2020, as filed with the SEC on February 23, 2021, as well as under the caption entitled “Risk Factors” in subsequent reports that we file with the SEC.  Our forward-looking statements in this filing speak only as of the date of this filing.  Factors or events that could cause our actual results to differ may emerge from time to time and it is not possible for us to predict all of them.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements as a result of new information, future events, or otherwise.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

On March 8, 2021, the Company entered into the Amended Credit Agreement, which renewed, amended and restated the Original Credit Agreement. The Amended Credit Agreement consists of a senior secured term loan facility in the amount of $300.0 million and a Revolving Facility in the amount of $450.0 million.  We also have outstanding New Senior Notes with an aggregate principal balance of $400.0 million.  The New Senior Notes bear a fixed rate of interest and therefore are excluded from the calculation below as they are not subject to fluctuations in interest rates.

Interest payable on both the term loan facility and Revolving Facility under the Amended Credit Agreement is based on a variable interest rate.  As a result, we are exposed to market risks related to fluctuations in interest rates on this outstanding indebtedness.  As of March 31, 2021, we had $300.0 million outstanding under our term loan facility, and the applicable interest rate as of such date was 1.11%.  Based on our outstanding borrowings under the Amended Credit Agreement as of March 31, 2021, a 100 basis point increase in the interest rate would result in a $2.9 million increase in our annualized interest expense.  There was no outstanding balance under the Revolving Facility as of March 31, 2021.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the most recent fiscal quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

The information set forth under the caption “Litigation” in Note 15 – Other Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report, is incorporated by reference herein.

Item 1A.  RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in our Annual Report for the year ended December 31, 2020, as filed with the SEC on February 23, 2021 which are incorporated by reference herein.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding the repurchase of our common stock for the three months ended March 31, 2021, in thousands, except share and per share data:

Period	Total Number of Shares Purchased	Average Price Paid per Common Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2021 - January 31, 2021	—	$—	—	$39,962
February 1, 2021 - February 28, 2021	—	$—	—	$39,962
March 1, 2021 - March 31, 2021	49,284	$199.98	49,284	$30,106
Total	49,284	$199.98	49,284

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

INDEX TO EXHIBITS

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Title	Form	Exhibit	Filing Date	Herewith
1.01	Purchase Agreement, dated February 24, 2021	8-K	1.01	3/1/2021

10.01	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of March 8, 2021	8-K	10.01	3/11/2021

4.01	Indenture, dated March 15, 2021, by and among TopBuild Corp., the Guarantors party thereto and U.S. Bank National Association, as Trustee	8-K	4.01	3/16/2021

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1‡	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2‡	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

‡Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOPBUILD CORP.

By:	/s/ John S. Peterson
Name:	John S. Peterson
Title:	Vice President and Chief Financial Officer
(Principal Financial Officer)

May 6, 2021