Form 10-Q
period 2021-06-30
TopBuild Corp
filed 2021-08-03
CIK 1633931

UNITED STATES

SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The registrant had outstanding 32,934,879 shares of Common Stock, par value $0.01 per share as of July 27, 2021.

TOPBUILD CORP.

GLOSSARY

We use acronyms, abbreviations, and other defined terms throughout this quarterly report on Form 10-Q, which are defined in the glossary below:

Term	Definition
2015 LTIP	2015 Long-Term Incentive Program authorizes the Board to grant stock options, stock appreciation rights, restricted shares, restricted share units, performance awards, and dividend equivalents
2019 ASR Agreement	$50 million accelerated share repurchase agreement with Bank of America, N.A.
2019 Repurchase Program	$200 million share repurchase program authorized by the Board on February 22, 2019
2021 Repurchase Program	$200 million share repurchase program authorized by the Board on July 26, 2021
ABS	American Building Systems, Inc.
Amended Credit Agreement	Senior secured credit agreement and related security and pledge agreement dated March 8, 2021
Annual Report	Annual report filed with the SEC on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Board	Board of Directors of TopBuild
BofA	Bank of America, N.A.
Cooper	Cooper Glass Company, LLC
Creative	Creative Conservation Co.
Current Report	Current report filed with the SEC on Form 8-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
EBITDA	Earnings before interest, taxes, depreciation, and amortization
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Generally accepted accounting principles in the United States of America
Garland	Garland Insulating, Ltd.
Hunter	J.P. Hunter Enterprises, Inc.
IBR	Incremental borrowing rate, as defined in ASC 842
Lenders	Bank of America, N.A., together with the other lenders party to the "Amended Credit Agreement"
LCR	L.C.R. Contractors, LLC
LIBOR	London interbank offered rate
Net Leverage Ratio	As defined in the “Amended Credit Agreement,” the ratio of outstanding indebtedness, less up to $100 million of unrestricted cash, to EBITDA
New Senior Notes	TopBuild's 3.625% senior unsecured notes due on March 15, 2029
NYSE	New York Stock Exchange
Old Senior Notes	TopBuild's 5.625% senior unsecured notes which were due on May 1, 2026 and redeemed in full on March 15, 2021
Original Credit Agreement	Senior secured credit agreement and related security and pledge agreement dated May 5, 2017, as amended and restated on March 20, 2020
Ozark	Ozark Foam Insealators, Inc.
Quarterly Report	Quarterly report filed with the SEC on Form 10-Q pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Revolving Facility	Senior secured revolving credit facilities available under the Amended Credit Agreement, of $450 million with applicable sublimits for letters of credit and swingline loans.
ROU	Right of use (asset), as defined in ASC 842
RSA	Restricted stock award
Santa Rosa	Santa Rosa Insulation and Fireproofing, LLC
SEC	United States Securities and Exchange Commission
Secured Leverage Ratio	As defined in the “Amended Credit Agreement,” the ratio of outstanding indebtedness, including letters of credit, to EBITDA
TopBuild	TopBuild Corp. and its wholly-owned consolidated domestic subsidiaries. Also, the "Company," "we," "us," and "our"
Viking	Viking Insulation Co.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TOPBUILD CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands except share data)

	As of
	June 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$261,739	$330,007
Receivables, net of an allowance for credit losses of $8,337 at June 30, 2021, and $6,926 at December 31, 2020	491,625	427,340
Inventories, net	178,576	161,369
Prepaid expenses and other current assets	20,523	17,689
Total current assets	952,463	936,405

Right of use assets	100,558	83,490
Property and equipment, net	199,982	180,053
Goodwill	1,494,200	1,410,685
Other intangible assets, net	237,573	190,605
Deferred tax assets, net	2,729	2,728
Other assets	11,213	11,317
Total assets	$2,998,718	$2,815,283

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$356,570	$331,710
Current portion of long-term debt	23,476	23,326
Accrued liabilities	126,517	107,949
Short-term lease liabilities	36,673	33,492
Total current liabilities	543,236	496,477

Long-term debt	680,999	683,396
Deferred tax liabilities, net	168,091	168,568
Long-term portion of insurance reserves	49,456	50,657
Long-term lease liabilities	68,457	53,749
Other liabilities	13,663	13,642
Total liabilities	1,523,902	1,466,489

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value: 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value: 250,000,000 shares authorized; 39,118,710 shares issued and 32,984,691 outstanding at June 30, 2021, and 39,029,913 shares issued and 33,018,925 outstanding at December 31, 2020	390	389
Treasury stock, 6,134,019 shares at June 30, 2021, and 6,010,988 shares at December 31, 2020, at cost	(410,707)	(386,669)
Additional paid-in capital	858,251	858,414
Retained earnings	1,026,882	876,660
Total equity	1,474,816	1,348,794
Total liabilities and equity	$2,998,718	$2,815,283

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands except share and per common share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	$834,255	$646,099	$1,577,053	$1,299,327
Cost of sales	591,075	468,045	1,136,114	949,316
Gross profit	243,180	178,054	440,939	350,011

Selling, general, and administrative expense	114,894	97,600	216,767	199,568
Operating profit	128,286	80,454	224,172	150,443

Other income (expense), net:
Interest expense	(6,105)	(8,277)	(12,707)	(17,018)
Loss on extinguishment of debt	—	—	(13,862)	(233)
Other, net	66	89	144	561
Other expense, net	(6,039)	(8,188)	(26,425)	(16,690)
Income before income taxes	122,247	72,266	197,747	133,753

Income tax expense	(31,867)	(16,770)	(47,525)	(27,485)
Net income	$90,380	$55,496	$150,222	$106,268

Net income per common share:
Basic	$2.75	$1.69	$4.57	$3.22
Diluted	$2.72	$1.67	$4.53	$3.18

Weighted average shares outstanding:
Basic	32,865,303	32,867,842	32,846,016	33,018,148
Diluted	33,177,435	33,202,423	33,190,107	33,401,135

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2021	2020
Cash Flows Provided by (Used in) Operating Activities:
Net income	$150,222	$106,268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,221	33,311
Share-based compensation	5,377	9,038
Loss on extinguishment of debt	13,862	233
Loss on sale or abandonment of property and equipment	833	320
Amortization of debt issuance costs	858	716
Provision for bad debt expense	4,037	3,756
Loss from inventory obsolescence	1,129	1,313
Deferred income taxes, net	(206)	(38)
Change in certain assets and liabilities
Receivables, net	(36,277)	1,894
Inventories, net	(8,055)	538
Prepaid expenses and other current assets	(2,273)	9,151
Accounts payable	21,782	(16,390)
Accrued liabilities	17,693	28,188
Payment of contingent consideration	—	(413)
Other, net	—	277
Net cash provided by operating activities	202,203	178,162

Cash Flows Provided by (Used in) Investing Activities:
Purchases of property and equipment	(28,560)	(20,937)
Acquisition of businesses	(195,411)	(20,526)
Proceeds from sale of property and equipment	193	763
Net cash used in investing activities	(223,778)	(40,700)

Cash Flows Provided by (Used in) Financing Activities:
Proceeds from issuance of long-term debt	411,250	300,000
Repayment of long-term debt	(421,716)	(313,407)
Payment of debt issuance costs	(6,500)	(2,280)
Taxes withheld and paid on employees' equity awards	(11,491)	(13,165)
Exercise of stock options	5,952	—
Repurchase of shares of common stock	(24,038)	(34,152)
Payment of contingent consideration	(150)	(428)
Net cash used in financing activities	(46,693)	(63,432)

Cash and Cash Equivalents
(Decrease) increase for the period	(68,268)	74,030
Beginning of period	330,007	184,807
End of period	$261,739	$258,837

Supplemental disclosure of noncash activities:
Leased assets obtained in exchange for new operating lease liabilities	$39,135	$19,257
Accruals for property and equipment	460	323

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

(In thousands except share data)

	Common	Treasury	Additional
	Stock	Stock	Paid-in	Retained
	($0.01 par value)	at cost	Capital	Earnings	Equity
Balance at December 31, 2019	$388	$(330,018)	$849,657	$632,862	$1,152,889
Cumulative-effect of accounting change	—	—	—	(3,225)	(3,225)
Net income	—	—	—	50,771	50,771
Share-based compensation	—	—	3,908	—	3,908
Issuance of 63,780 restricted share awards under long-term equity incentive plan	1	—	(1)	—	—
Repurchase of 73,455 shares pursuant to the settlement of the 2019 ASR Agreement	—	(7,500)	7,500	—	—
Repurchase of 188,100 shares	—	(14,127)	—	—	(14,127)
97,144 shares withheld to pay taxes on employees' equity awards	—	—	(10,399)	—	(10,399)
Balance at March 31, 2020	$389	$(351,645)	$850,665	$680,408	$1,179,817
Net income	—	—	—	55,496	55,496
Share-based compensation	—	—	5,130	—	5,130
Repurchase of 262,889 shares	—	(20,025)	—	—	(20,025)
38,372 shares withheld to pay taxes on employees' equity awards	—	—	(2,766)	—	(2,766)
Balance at June 30, 2020	$389	$(371,670)	$853,029	$735,904	$1,217,652

	Common	Treasury	Additional
	Stock	Stock	Paid-in	Retained
	($0.01 par value)	at cost	Capital	Earnings	Equity
Balance at December 31, 2020	$389	$(386,669)	$858,414	$876,660	$1,348,794
Net income	—	—	—	59,842	59,842
Share-based compensation	—	—	3,111	—	3,111
Issuance of 30,284 restricted share awards under long-term equity incentive plan	1	—	(1)	—	—
Repurchase of 49,284 shares	—	(9,856)	—	—	(9,856)
43,290 shares withheld to pay taxes on employees' equity awards	—	—	(11,480)	—	(11,480)
51,915 shares issued upon exercise of stock options	—	—	5,952	—	5,952
Balance at March 31, 2021	$390	$(396,525)	$855,996	$936,502	$1,396,363
Net income	—	—	—	90,380	90,380
Share-based compensation	—	—	2,266	—	2,266
Repurchase of 73,747 shares	—	(14,182)	—	—	(14,182)
50 shares withheld to pay taxes on employees' equity awards	—	—	(11)	—	(11)
Balance at June 30, 2021	$390	$(410,707)	$858,251	$1,026,882	$1,474,816

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

We believe the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to state fairly our financial position as of June 30, 2021, our results of operations for the three and six months ended June 30, 2021 and 2020, and cash flows for the six months ended June 30, 2021 and 2020.  The condensed consolidated balance sheet at December 31, 2020, was derived from our audited financial statements, but does not include all disclosures required by GAAP.

These condensed consolidated financial statements and related notes should be read in conjunction with the audited Consolidated Financial Statements included in the Company’s Annual Report for the year ended December 31, 2020, as filed with the SEC on February 23, 2021.

2.  ACCOUNTING POLICIES

Financial Statement Presentation.  Our condensed consolidated financial statements have been developed in conformity with GAAP, which requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ materially from these estimates.  All significant intercompany transactions between TopBuild entities have been eliminated.

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

3.  REVENUE RECOGNITION

Revenue is disaggregated between our Installation and Distribution segments and further based on market and product, as we believe this best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.  The following tables present our revenues disaggregated by market (in thousands):

	Three Months Ended June 30,
	2021				2020
	Installation	Distribution	Elims	Total	Installation	Distribution	Elims	Total
Residential	$486,266	$203,063	$(36,719)	$652,610	$370,969	$163,615	$(29,050)	$505,534
Commercial	119,359	70,301	(8,015)	181,645	95,600	52,721	(7,756)	140,565
Net sales	$605,625	$273,364	$(44,734)	$834,255	$466,569	$216,336	$(36,806)	$646,099

	Six Months Ended June 30,
	2021				2020
	Installation	Distribution	Elims	Total	Installation	Distribution	Elims	Total
Residential	$904,343	$395,108	$(70,057)	$1,229,394	$744,250	$326,071	$(58,055)	$1,012,266
Commercial	234,035	129,857	(16,233)	347,659	198,192	104,487	(15,618)	287,061
Net sales	$1,138,378	$524,965	$(86,290)	$1,577,053	$942,442	$430,558	$(73,673)	$1,299,327

The following tables present our revenues disaggregated by product (in thousands):

	Three Months Ended June 30,
	2021				2020
	Installation	Distribution	Elims	Total	Installation	Distribution	Elims	Total
Insulation and accessories	$478,076	$220,257	$(37,193)	$661,140	$360,999	$175,559	$(29,548)	$507,010
Glass and windows	47,167	—	—	47,167	39,371	—	—	39,371
Gutters	22,416	36,851	(6,264)	53,003	21,577	25,979	(5,687)	41,869
All other	57,966	16,256	(1,277)	72,945	44,622	14,798	(1,571)	57,849
Net sales	$605,625	$273,364	$(44,734)	$834,255	$466,569	$216,336	$(36,806)	$646,099

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended June 30,
	2021				2020
	Installation	Distribution	Elims	Total	Installation	Distribution	Elims	Total
Insulation and accessories	$895,673	$431,751	$(71,720)	$1,255,704	$730,995	$355,808	$(59,607)	$1,027,196
Glass and windows	90,214	—	—	90,214	80,690	—	—	80,690
Gutters	41,774	62,689	(11,569)	92,894	40,506	45,970	(11,074)	75,402
All other	110,717	30,525	(3,001)	138,241	90,251	28,780	(2,992)	116,039
Net sales	$1,138,378	$524,965	$(86,290)	$1,577,053	$942,442	$430,558	$(73,673)	$1,299,327

The following table represents our contract assets and contract liabilities with customers, in thousands:

	Included in Line Item on	As of
	Condensed	June 30,	December 31,
	Balance Sheets	2021	2020
Contract Assets:
Receivables, unbilled	Receivables, net	$65,464	$48,839

Contract Liabilities:
Deferred revenue	Accrued liabilities	$10,080	$6,542

The increase in contract assets as of June 30, 2021 is primarily driven by an increase in organic sales as well as sales from our acquisitions during the quarter.

The aggregate amount remaining on uncompleted performance obligations was $287.9 million as of June 30, 2021. We expect to satisfy the performance obligations and recognize revenue on substantially all of these uncompleted contracts over the next 18 months.

Certain customer contracts contain provisions whereby customers are entitled to withhold an agreed upon percentage of the total contract value until the customer’s project is satisfactorily complete. This amount held back is referred to as retainage and is a common practice in the construction industry. Retainage receivables are classified as a component of accounts receivable.

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

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in the carrying amount of goodwill for the six months ended June 30, 2021 by segment, were as follows, in thousands:

				Accumulated
	Gross Goodwill		Gross Goodwill	Impairment	Net Goodwill
	December 31, 2020	Additions	June 30, 2021	Losses	June 30, 2021
Goodwill, by segment:
Installation	$1,726,356	$82,825	$1,809,181	$(762,021)	$1,047,160
Distribution	446,350	690	447,040	—	447,040
Total goodwill	$2,172,706	$83,515	$2,256,221	$(762,021)	$1,494,200

See Note 13 – Business Combinations for goodwill recognized on acquisitions that occurred during the quarter.

Other intangible assets, net includes customer relationships, non-compete agreements, and trademarks / trade names.  The following table sets forth our other intangible assets, in thousands:

	As of
	June 30,	December 31,
	2021	2020
Gross definite-lived intangible assets	$313,061	$252,751
Accumulated amortization	(75,488)	(62,146)
Net definite-lived intangible assets	237,573	190,605

The following table sets forth our amortization expense, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Amortization expense	$7,199	$5,358	$13,342	$10,630

5. LONG-TERM DEBT

The following table reconciles the principal balances of our outstanding debt to our condensed consolidated balance sheets, in thousands:

	As of
	June 30,	December 31,
	2021	2020
Senior Notes - 3.625% due March 2029	$400,000	$—
Senior Notes - 5.625% due May 2026	—	400,000
Term loan	296,250	288,750
Equipment notes	21,289	25,451
Unamortized debt issuance costs	(13,064)	(7,479)
Total debt, net of unamortized debt issuance costs	704,475	706,722
Less: current portion of long-term debt	23,476	23,326
Total long-term debt	$680,999	$683,396

The following table sets forth our remaining principal payments for our outstanding debt balances as of June 30, 2021, in thousands:

	Payments Due by Period
	2021	2022	2023	2024	2025	Thereafter	Total
Senior Notes	$—	$—	$—	$—	$—	$400,000	$400,000
Term loan	7,500	15,000	20,625	22,500	28,125	202,500	296,250
Equipment notes	4,204	8,640	6,325	2,120	—	—	21,289
Total	$11,704	$23,640	$26,950	$24,620	$28,125	$602,500	$717,539

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following table outlines the key terms of our Amended Credit Agreement (dollars in thousands):

Senior secured term loan facility	$300,000

Additional term loan and/or revolver capacity available under incremental facility (a)	$300,000

Revolving Facility	$450,000
Sublimit for issuance of letters of credit under Revolving Facility (b)	$100,000
Sublimit for swingline loans under Revolving Facility (b)	$35,000

Interest rate as of June 30, 2021	1.09%
Scheduled maturity date	3/20/2026
(a)	Additional borrowing capacity is available under the incremental facility, subject to certain terms and conditions (including existing or new lenders providing commitments in respect of such additional borrowing capacity).
(b)	Use of the sublimits for the issuance of letters of credit and swingline loans reduces the availability under the Revolving Facility.

Interest payable on borrowings under the Amended Credit Agreement is based on an applicable margin rate plus, at our option, either:

●	A base rate determined by reference to the highest of either (i) the federal funds rate plus 0.50 percent, (ii) BofA’s “prime rate,” and (iii) the LIBOR rate for U.S. dollar deposits with a term of one month, plus 1.00 percent; or

●	A LIBOR rate (or a comparable successor rate) determined by reference to the costs of funds for deposits in U.S. dollars for the interest period relevant to such borrowings, subject to a floor of 0%.

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

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes our availability under the Revolving Facility, in thousands:

	As of
	June 30,	December 31,
	2021	2020
Revolving Facility	$450,000	$450,000
Less: standby letters of credit	(71,211)	(60,382)
Availability under Revolving Facility	$378,789	$389,618

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

Equipment Notes

As of December 31, 2020, the company has issued $41.6 million of equipment notes for the purpose of financing the purchase of vehicles and equipment. No equipment notes were issued during the six months ended June 30, 2021. The Company’s equipment notes each have a five year term maturing from 2023 to 2024 and bear interest at fixed rates between 2.8% and 4.4%.

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

As of June 30, 2021
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

Fair Value on Non-Recurring Basis

Fair value measurements were applied to our long-term debt portfolio.  We believe the carrying value of our term loan approximates the fair market value primarily due to the fact that the non-performance risk of servicing our debt obligations, as reflected in our business and credit risk profile, has not materially changed since we assumed our debt obligations under the Amended Credit Agreement.  In addition, due to the floating-rate nature of our term loan, the market value is not subject to variability solely due to changes in the general level of interest rates as is the case with a fixed-rate debt obligation.  Based on market trades of our New Senior Notes close to June 30, 2021 (Level 1 fair value measurement), we estimate that the fair value of the New Senior Notes is approximately $397.5 million compared to a gross carrying value of $400 million at June 30, 2021.

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.  SEGMENT INFORMATION

The following tables set forth our net sales and operating results by segment, in thousands:

	Three Months Ended June 30,
	2021	2020	2021	2020

	Net Sales		Operating Profit (b)
Our operations by segment were (a):
Installation	$605,625	$466,569	$99,066	$69,643
Distribution	273,364	216,336	42,856	24,155
Intercompany eliminations	(44,734)	(36,806)	(6,932)	(5,961)
Total	$834,255	$646,099	134,990	87,837
General corporate expense, net (c)			(6,704)	(7,383)
Operating profit, as reported			128,286	80,454
Other expense, net			(6,039)	(8,188)
Income before income taxes			$122,247	$72,266

	Six Months Ended June 30,
	2021	2020	2021	2020

	Net Sales		Operating Profit (b)
Our operations by segment were (a):
Installation	$1,138,378	$942,442	$172,702	$129,994
Distribution	524,965	430,558	78,241	48,825
Intercompany eliminations	(86,290)	(73,673)	(13,460)	(11,795)
Total	$1,577,053	$1,299,327	237,483	167,024
General corporate expense, net (c)			(13,311)	(16,581)
Operating profit, as reported			224,172	150,443
Other expense, net			(26,425)	(16,690)
Income before income taxes			$197,747	$133,753
(a)	All of our operations are located in the U.S.
(b)	Segment operating profit includes an allocation of general corporate expenses attributable to the operating segments which is based on direct benefit or usage (such as salaries of corporate employees who directly support the segment).
(c)	General corporate expense, net includes expenses not specifically attributable to our segments for functions such as corporate human resources, finance, and legal, including salaries, benefits, and other related costs.

8. LEASES

We have operating leases for our installation branch locations, distribution centers, our Branch Support Center in Daytona Beach, Florida, vehicles and certain equipment. In addition, we lease certain operating facilities from related parties, primarily former owners (and in certain cases, current management personnel) of companies acquired. These related party leases are immaterial to our consolidated statements of operations. As of June 30, 2021, we did not have any finance leases.

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of lease expense were as follows and are primarily included in cost of sales on the accompanying unaudited condensed consolidated statements of operations, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost (a)	$12,636	$12,096	$24,446	$24,367
Short-term lease cost	3,844	2,813	7,198	5,877
Sublease income	(215)	(49)	(421)	(111)
Net lease cost	$16,265	$14,860	$31,223	$30,133
(a)	Includes variable cost components of $1,808 and $1,330 in the three months ended June 30, 2021 and 2020, respectively, and $3,505 and $2,774 of variable cost components in the six months ended June 30, 2021 and 2020, respectively.

Future minimum lease payments under non-cancellable operating leases as of June 30, 2021 were as follows, in thousands:

Payments due by Period
2021	$21,141
2022	34,701
2023	23,826
2024	16,212
2025	11,147
2026 & Thereafter	7,791
Total future minimum lease payments	114,818

Less: imputed interest	(9,688)

Lease liability at June 30, 2021	$105,130

As of June 30, 2021, the weighted average remaining lease term was 3.7 years and the related lease liability was calculated using a weighted average discount rate of 3.4%.

The amount below is included in the cash flows provided by (used in) operating activities section on the accompanying unaudited condensed consolidated statements of cash flows, in thousands:

	Six Months Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities	$(21,072)	$(21,544)

9.  INCOME TAXES

Our effective tax rates were 26.1 percent and 24.0 percent for the three and six months ended June 30, 2021, respectively. The effective tax rates for the three and six months ended June 30, 2020, were 23.2 percent and 20.5 percent, respectively. The higher 2021 tax rate for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was due to permanent items including share-based compensation and state tax adjustments.

A tax benefit of $0.2 million and $3.3 million related to share-based compensation was recognized in our condensed consolidated statements of operations as a discrete item in income tax expense for the three and six months ended June 30, 2021, respectively.

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

Basic and diluted net income per share were computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (in thousands) - basic and diluted	$90,380	$55,496	$150,222	$106,268

Weighted average number of common shares outstanding - basic	32,865,303	32,867,842	32,846,016	33,018,148

Dilutive effect of common stock equivalents:
RSAs with service-based conditions	15,456	47,618	25,538	59,419
RSAs with market-based conditions	118,102	146,496	132,600	138,760
RSAs with performance-based conditions	59,167	17,314	54,094	33,546
Stock options	119,407	123,153	131,859	151,262

Weighted average number of common shares outstanding - diluted	33,177,435	33,202,423	33,190,107	33,401,135

Basic net income per common share	$2.75	$1.69	$4.57	$3.22

Diluted net income per common share	$2.72	$1.67	$4.53	$3.18

The following table summarizes shares excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Anti-dilutive common stock equivalents:
RSAs with service-based conditions	1,815	7,281	2,323	6,276
RSAs with market-based conditions	11,128	—	8,320	4,171
RSAs with performance-based conditions	—	—	—	—
Stock options	24,066	61,370	17,916	46,718
Total anti-dilutive common stock equivalents	37,009	68,651	28,559	57,165

11. SHARE-BASED COMPENSATION

Effective July 1, 2015, our eligible employees commenced participation in the 2015 LTIP.  The 2015 LTIP authorizes the Board to grant stock options, stock appreciation rights, restricted shares, restricted share units, performance awards, and dividend equivalents.  All grants are made by issuing new shares and no more than 4.0 million shares of common stock may be issued under the 2015 LTIP.  As of June 30, 2021, we had 2.0 million shares remaining available for issuance under the 2015 LTIP.

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Share-based compensation expense is included in selling, general, and administrative expense.  The income tax effect associated with share-based compensation awards is included in income tax expense.  The following table presents share-based compensation amounts recognized in our condensed consolidated statements of operations, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Share-based compensation expense	$2,266	$5,130	$5,377	$9,038
Income tax benefit realized	$228	$1,396	$3,320	$6,896

The following table presents a summary of our share-based compensation activity for the six months ended June 30, 2021, in thousands, except per share amounts:

	RSAs		Stock Options
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance December 31, 2020	324.8	$87.79	239.7	$24.33	$68.86	$27,612.1
Granted	60.1	$246.26	24.1	$89.59	$214.58
Converted/Exercised	(143.1)	$81.34	(51.9)	$21.97	$61.30	$7,039.9
Forfeited/Expired	(9.0)	$89.62	—	$—	$—
Balance June 30, 2021	232.8	$113.04	211.9	$32.33	$87.28	$23,809.9

Exercisable June 30, 2021 (a)			115.7	$20.97	$57.86	$16,187.5
(a)	The weighted average remaining contractual term for vested stock options is approximately 6.3 years.

Unrecognized share-based compensation expense related to unvested awards is shown in the following table, dollars in thousands:

	As of June 30, 2021
	Unrecognized Compensation Expense on Unvested Awards	Weighted Average Remaining Vesting Period
RSAs	$12,153	1.3
Stock options	2,479	1.2
Total unrecognized compensation expense related to unvested awards	$14,632

Our RSAs with performance-based conditions are evaluated on a quarterly basis with adjustments to compensation expense based on the likelihood of the performance target being achieved or exceeded.  The following table shows the range of payouts and the related expense for our outstanding RSAs with performance-based conditions, in thousands:

		Payout Ranges and Related Expense
RSAs with Performance-Based Conditions	Grant Date Fair Value	0%	25%	100%	200%
February 18, 2019	$2,138	$—	$535	$2,138	$4,276
February 17, 2020	$2,665	$—	$666	$2,665	$5,330
February 16, 2021	$2,564	$—	$641	$2,564	$5,128

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

12. SHARE REPURCHASE PROGRAM

On February 22, 2019, our Board authorized the 2019 Repurchase Program, pursuant to which the Company may purchase up to $200.0 million of our common stock.  Share repurchases may be executed through various means including open market purchases, privately negotiated transactions, accelerated share repurchase transactions, or other available means.  The 2019 Share Repurchase Program does not obligate the Company to purchase any shares and has no expiration date.  Authorization for the 2019 Share Repurchase Program may be terminated, increased, or decreased by the Board at its discretion at any time.  As of June 30, 2021, the Company has approximately $15.9 million remaining under the 2019 Repurchase Program.

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

The following table sets forth our share repurchases under the 2019 Repurchase Program during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Number of shares repurchased	73,747	262,889	123,031	524,444 (a)
Share repurchase cost (in thousands)	$14,182	$20,025	$24,038	$34,152

(a) The six months ended June 30, 2020 includes 73,455 shares we received as final settlement of our 2019 ASR Agreement.

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. BUSINESS COMBINATIONS

We continue to acquire businesses as part of our ongoing strategy to grow our company and expand our market share.  Each acquisition has been accounted for as a business combination under ASC 805, “Business Combinations.” There were no acquisition related costs for the three months ended June 30, 2021 and 2020, respectively. Acquisition related costs for the six months ended June 30, 2021 and 2020 were $0.7 million and $0.2 million, respectively. Acquisition related costs are included in selling, general, and administrative expense in our condensed consolidated statements of operations.

The tables below provide a summary of businesses acquired in 2021 including, for significant acquisitions, the net sales and net income (loss) incurred for the three and six months ended June 30, 2021:

						Three Months Ended		Six Months Ended
						June 30, 2021		June 30, 2021
2021 Acquisitions	Date	Cash Paid	Contingent Consideration	Total Purchase Price	Goodwill Acquired	Net Sales	Net Income (Loss)	Net Sales	Net Income (Loss)
LCR	1/20/2021	$53,667	$—	$53,667	$19,453	$12,250	$(94)	20,556	(616)
ABS	4/5/2021	126,158	—	126,158	58,628	36,723	1,668	36,723	1,668
All others	Various	15,757	—	15,757	6,457	4,035	441	4,602	466
Total		$195,582	$—	$195,582	$84,538	$53,008	$2,015	$61,881	$1,518

Pro Forma Results

The following unaudited pro forma information has been prepared as if the 2021 acquisitions described above had taken place on January 1, 2020, and as if the 2020 acquisitions had taken place on January 1, 2019. The unaudited pro forma information is not necessarily indicative of the results that we would have achieved had the transactions actually taken place on January 1, 2020, and January 1, 2019, as applicable. Further, the unaudited pro forma information does not purport to be indicative of future financial operating results. Our unaudited pro forma results are presented below, in thousands:

	Unaudited Pro Forma for the		Unaudited Pro Forma for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	$836,459	$712,492	$1,623,456	$1,436,349
Net income	$90,468	$58,012	$151,869	$111,797

The following table details the additional expense included in the unaudited pro forma operating income as if the 2021 acquisitions described above had taken place on January 1, 2020, and as if the 2020 acquisitions had taken place on January 1, 2019. Our unaudited pro forma results are presented below, in thousands:

	Unaudited Pro Forma for the		Unaudited Pro Forma for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Depreciation & amortization	$17	$3,112	$1,927	$6,360
Income tax expense (using 26% effective tax rate)	$34	$956	$653	$2,087

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Purchase Price Allocations

The estimated fair values of the assets acquired and liabilities assumed for the 2021 acquisitions approximated the following as of June 30, 2021, in thousands:

	2021 Acquisitions
	LCR	ABS	All Others	Total
Estimated fair values:
Cash	$—	$24	$—	$24
Accounts receivable	16,041	14,167	1,765	31,973
Inventories	806	8,458	1,018	10,282
Prepaid and other assets	83	477	—	560
Property and equipment	3,730	7,013	1,713	12,456
ROU assets	518	8,843	1,086	10,447
Intangible assets	16,040	38,670	5,200	59,910
Goodwill	19,453	58,628	6,457	84,538
Accounts payable	(2,105)	—	(464)	(2,569)
Lease liabilities	(518)	(8,843)	(1,086)	(10,447)
All other liabilities	(381)	(1,279)	68	(1,592)
Net assets acquired	$53,667	$126,158	$15,757	$195,582

Estimates of acquired intangible assets related to the 2021 acquisitions are as follows, as of June 30, 2021, dollars in thousands:

	Estimated Fair Value	Weighted Average Estimated Useful Life (Years)
2021 Acquisitions
Customer relationships	$54,520	12
Trademarks and trade names	5,390	10
Total intangible assets acquired	$59,910	12

The table below provides a summary as of June 30, 2021 for businesses acquired during the six months ended June 30, 2020:

2020 Acquisitions	Date	Cash Paid	Contingent Consideration	Total Purchase Price	Goodwill Acquired
Cooper	2/20/2020	$10,500	$1,000	$11,500	$5,700
Hunter	2/24/2020	9,100	—	9,100	5,300
Total		$19,600	$1,000	$20,600	$11,000

As third-party or internal valuations are finalized, certain tax aspects of the foregoing transactions are completed, and customer post-closing reviews are concluded, adjustments may be made to the fair value of assets acquired, and in some cases total purchase price, through the end of each measurement period, generally one year following the applicable acquisition date. Goodwill to be recognized in connection with these acquisitions is attributable to the synergies expected to be realized and improvements in the businesses after the acquisitions. Primarily all of the $84.5 million and $11.0 million of goodwill recorded from acquisitions for the six months ended June 30, 2021 and 2020, respectively, is expected to be deductible for income tax purposes.

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The acquisition of Cooper includes a contingent consideration arrangement that requires additional consideration to be paid by TopBuild based on the achievement of annual gross revenue targets over a two-year period. The range of undiscounted amounts TopBuild may be required to pay under the contingent consideration agreement is between zero and $1.0 million, which also represents the fair value recognized on the acquisition date. Changes in the fair value measurement each period reflect the passage of time as well as the impact of adjustments, if any, to the likelihood of achieving the specified targets. We made a contingent payment of $0.2 million during the six months ended June 30, 2021 and the remaining liability for contingent consideration has been released with no further payments anticipated.

Payments of contingent consideration are classified as either financing or operating activities on our condensed consolidated statement of cash flows in accordance with ASC 230-10-45. The following table presents the fair value of contingent consideration, in thousands:

	Viking	Cooper
Date of Acquisition	July 15, 2019	February 20, 2020
Fair value of contingent consideration recognized at acquisition date	$1,243	$1,000

Contingent consideration at December 31, 2020	$910	$1,000
Change in fair value of contingent consideration during the six months ended June 30, 2021	33	(850)
Payment of contingent consideration during the six months ended June 30, 2021	—	(150)
Liability balance for contingent consideration at June 30, 2021	$943	$—

14.  ACCRUED LIABILITIES

The following table sets forth the components of accrued liabilities, in thousands:

	As of
	June 30,	December 31,
	2021	2020
Accrued liabilities:
Salaries, wages, and commissions	$47,995	$34,584
Insurance liabilities	23,280	22,007
Employee tax-related liabilities	12,646	12,603
Deferred revenue	10,081	6,542
Sales & property taxes	7,127	6,939
Customer rebates	5,695	6,191
Interest payable on long-term debt	4,436	3,924
Other	15,257	15,159
Total accrued liabilities	$126,517	$107,949

See Note 3 – Revenue Recognition for discussion of our deferred revenue balances.

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following table summarizes our outstanding performance, licensing, insurance and other bonds, in thousands:

	As of
	June 30,	December 31,
	2021	2020
Outstanding bonds:
Performance bonds	$114,962	$102,534
Licensing, insurance, and other bonds	28,446	27,633
Total bonds	$143,408	$130,167

16.  SUBSEQUENT EVENTS

On July 26, 2021, our Board authorized a share repurchase program (the “2021 Share Repurchase Program”), pursuant to which the Company may purchase up to $200 million of the Company’s common stock. Share repurchases may be executed through various means including, without limitation, open market purchases, privately negotiated transactions, or otherwise. The 2021 Share Repurchase Program does not obligate the Company to purchase any shares and has no expiration date. Authorization for the Share Repurchase Program may be terminated, increased, or decreased by the Company’s Board of Directors at its discretion at any time.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

TopBuild, headquartered in Daytona Beach, Florida, is a leading installer and distributor of insulation and other building products to the U.S. construction industry.  We trade on the NYSE under the ticker symbol “BLD.”

We operate in two segments:  Installation (TruTeam) and Distribution (Service Partners).  Our Installation segment installs insulation and other building products nationwide through our TruTeam contractor services business which, as of June 30, 2021, had approximately 235 branches located across the United States.  We install various insulation applications, including fiberglass batts and rolls, blown-in loose fill fiberglass, blown-in loose fill cellulose, and polyurethane spray foam.  Additionally, we install other building products including glass and windows, rain gutters, afterpaint products, fireproofing, garage doors, and fireplaces.  We handle every stage of the installation process, including material procurement supplied by leading manufacturers, project scheduling and logistics, multi-phase professional installation, and installation quality assurance.

Our Distribution segment sells and distributes insulation and other building products, including gutters, fireplaces, closet shelving, and roofing materials through our Service Partners business, which, as of June 30, 2021, had approximately 75 branches located across the United States.  Our Service Partners customer base consists of thousands of insulation contractors of all sizes, gutter contractors, weatherization contractors, other contractors, dealers, metal building erectors, and modular home builders.

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

SECOND QUARTER 2021 VERSUS SECOND QUARTER 2020

The following table sets forth our net sales, gross profit, operating profit, and margins, as reported in our condensed consolidated statements of operations, in thousands:

	Three Months Ended June 30,
	2021	2020
Net sales	$834,255	$646,099
Cost of sales	591,075	468,045
Cost of sales ratio	70.9%	72.4%

Gross profit	243,180	178,054
Gross profit margin	29.1%	27.6%

Selling, general, and administrative expense	114,894	97,600
Selling, general, and administrative expense to sales ratio	13.8%	15.1%

Operating profit	128,286	80,454
Operating profit margin	15.4%	12.5%

Other expense, net	(6,039)	(8,188)
Income tax expense	(31,867)	(16,770)
Net income	$90,380	$55,496
Net margin	10.8%	8.6%

Sales and Operations

Net sales increased 29.1 percent for the three months ended June 30, 2021, from the comparable period of 2020.  The increase was primarily driven by a 11.8 percent increase in sales volume, a 10.9 percent impact from our acquisitions and a 6.5 percent increase due to higher selling prices.

Gross profit margins were 29.1 percent and 27.6 percent for the three months ended June 30, 2021 and 2020, respectively.  Gross profit margin improved primarily due to higher selling prices, lower depreciation expense and lower insurance costs, partially offset by an increase in cost of material.

Selling, general, and administrative expense, as a percent of sales, was 13.8 and 15.1 percent for the three months ended June 30, 2021 and 2020, respectively.  The decrease in selling, general, and administrative expense as a percent of sales was primarily the result of higher sales and lower share-based compensation expense and legal fees.

Operating margins were 15.4 percent and 12.5 percent for the three months ended June 30, 2021 and 2020, respectively. The increase in operating margins was due to higher sales volume and selling prices, lower depreciation expense, share-based compensation expense, and legal fees, partially offset by an increase in cost of material.

Business Segment Results

The following table sets forth our net sales and operating profit margins by business segment, in thousands:

	Three Months Ended June 30,
	2021	2020	Percent Change
Net sales by business segment:
Installation	$605,625	$466,569	29.8%
Distribution	273,364	216,336	26.4%
Intercompany eliminations	(44,734)	(36,806)
Net sales	$834,255	$646,099	29.1%

Operating profit by business segment:
Installation	$99,066	$69,643	42.2%
Distribution	42,856	24,155	77.4%
Intercompany eliminations	(6,932)	(5,961)
Operating profit before general corporate expense	134,990	87,837	53.7%
General corporate expense, net	(6,704)	(7,383)
Operating profit	$128,286	$80,454	59.5%

Operating profit margins:
Installation	16.4%	14.9%
Distribution	15.7%	11.2%
Operating profit margin before general corporate expense	16.2%	13.6%
Operating profit margin	15.4%	12.5%

Installation

Sales

Sales in our Installation segment increased $139.1 million, or 29.8 percent, for the three months ended June 30, 2021, as compared to the same period in 2020.  The increase was due to a 14.4 percent impact from our acquisitions, a 10.4 percent increase in sales volume and a 5.0 percent increase from higher selling prices.

Operating margins

Operating margins in our Installation segment were 16.4 percent and 14.9 percent for the three months ended June 30, 2021 and 2020, respectively.  The increase in operating margins was driven by higher sales volume and selling prices, and lower depreciation expense, partially offset by an increase in cost of material.

Distribution

Sales

Sales in our Distribution segment increased 57.0 million, or 26.4 percent, for the three months ended June 30, 2021, as compared to the same period in 2020.  This increase was due to a 14.3 percent increase in sales volume, a 10.3 percent increase due to higher selling prices and a 1.8 percent impact from our acquisition.

Operating margins

Operating margins in our Distribution segment were 15.7 percent and 11.2 percent for the three months ended June 30, 2021 and 2020, respectively.  The increase in operating margins was driven by higher sales volume and selling prices, and lower depreciation expense, partially offset by an increase in cost of material.

OTHER ITEMS

Other expense, net

Other expense, net, which primarily consisted of interest expense, was $6.0 million and $8.2 million for the three months ended June 30, 2021 and 2020, respectively. The decrease was driven by lower interest rates on our New Senior Notes and borrowings under the Amended Credit Agreement.

Income tax expense

Income tax expense was $31.9 million, an effective tax rate of 26.1 percent, for the three months ended June 30, 2021, compared to $16.8 million, an effective tax rate of 23.2 percent, for the comparable period in 2020.  The tax rate for the three months ended June 30, 2021, was higher due to permanent items including share-based compensation and state tax adjustments.

FIRST SIX MONTHS 2021 VERSUS FIRST SIX MONTHS 2020

The following table sets forth our net sales, gross profit, operating profit, and margins, as reported in our condensed consolidated statements of operations, in thousands:

	Six Months Ended June 30,
	2021	2020
Net sales	$1,577,053	$1,299,327
Cost of sales	1,136,114	949,316
Cost of sales ratio	72.0%	73.1%

Gross profit	440,939	350,011
Gross profit margin	28.0%	26.9%

Selling, general, and administrative expense	216,767	199,568
Selling, general, and administrative expense to sales ratio	13.7%	15.4%

Operating profit	224,172	150,443
Operating profit margin	14.2%	11.6%

Other expense, net	(26,425)	(16,690)
Income tax expense	(47,525)	(27,485)
Net income	$150,222	$106,268
Net margin	9.5%	8.2%

Sales and Operations

Net sales increased 21.4 percent for the six months ended June 30, 2021, from the comparable period of 2020.  The increase was primarily driven by a 9.7 percent increase in sales volume, a 7.5 percent impact from our acquisitions and a 4.1 percent increase due to higher selling prices.

Gross profit margins were 28.0 percent and 26.9 percent for the six months ended June 30, 2021 and 2020, respectively.  Gross profit margin improved primarily due to higher selling prices, lower insurance costs and depreciation expense, partially offset by an increase in cost of material.

Selling, general, and administrative expense, as a percent of sales, was 13.7 and 15.4 percent for the six months ended June 30, 2021 and 2020, respectively.  The decrease in selling, general, and administrative expense as a percent of sales was primarily the result of higher sales, lower share-based compensation expense and legal fees, and overall cost reduction initiatives.

Operating margins were 14.2 percent and 11.6 percent for the three months ended June 30, 2021 and 2020, respectively. The increase in operating margins was due to higher sales volume and selling prices, lower insurance costs, depreciation expense, share-based compensation expense and legal fees, and savings from cost reduction initiatives, partially offset by an increase in cost of material.

Business Segment Results

The following table sets forth our net sales and operating profit margins by business segment, in thousands:

	Six Months Ended June 30,
	2021	2020	Percent Change
Net sales by business segment:
Installation	$1,138,378	$942,442	20.8%
Distribution	524,965	430,558	21.9%
Intercompany eliminations	(86,290)	(73,673)
Net sales	$1,577,053	$1,299,327	21.4%

Operating profit by business segment (a):
Installation	$172,702	$129,994	32.9%
Distribution	78,241	48,825	60.2%
Intercompany eliminations	(13,460)	(11,795)
Operating profit before general corporate expense	237,483	167,024	42.2%
General corporate expense, net (b)	(13,311)	(16,581)
Operating profit	$224,172	$150,443	49.0%

Operating profit margins:
Installation	15.2%	13.8%
Distribution	14.9%	11.3%
Operating profit margin before general corporate expense	15.1%	12.9%
Operating profit margin	14.2%	11.6%

Installation

Sales

Sales in our Installation segment increased $195.9 million, or 20.8 percent, for the six months ended June 30, 2021, as compared to the same period in 2020.  The increase was due to a 10.1 percent impact from our acquisitions, a 7.7 percent increase in sales volume and a 3.0 percent increase from higher selling prices.

Operating margins

Operating margins in our Installation segment were 15.2 percent and 13.8 percent for the six months ended June 30, 2021 and 2020, respectively.  The increase in operating margins was driven by higher sales volume and selling prices, lower insurance costs, depreciation expense, and savings from cost reduction initiatives, partially offset by an increase in cost of material.

Distribution

Sales

Sales in our Distribution segment increased $94.4 million, or 21.9 percent, for the six months ended June 30, 2021, as compared to the same period in 2020.  This increase was due to a 14.0 percent increase in sales volume, a 7.0 percent increase due to higher selling prices, and a 0.9 percent impact from our acquisition.

Operating margins

Operating margins in our Distribution segment were 14.9 percent and 11.3 percent for the six months ended June 30, 2021 and 2020, respectively.  The increase in operating margins was driven by higher sales volume and selling prices, lower insurance expense and depreciation expense, and savings from cost reduction initiatives, partially offset by an increase in cost of material.

OTHER ITEMS

Other expense, net

Other expense, net, which primarily consisted of interest expense, was $26.4 million and $16.7 million for the six months ended June 30, 2021 and 2020, respectively. The increase was driven by costs incurred to redeem our Old Senior Notes during the first half of 2021, partially offset by lower interest rates on our New Senior Notes and borrowings under the Amended Credit Agreement during the second quarter.

Income tax expense

Income tax expense was $47.5 million, an effective tax rate of 24.0 percent, for the six months ended June 30, 2021 compared to $27.5 million, an effective tax rate of 20.5 percent, for the comparable period in 2020. The tax rate for six months ended June 30, 2021 was higher due to permanent items including share-based compensation.

Cash Flows and Liquidity

Significant sources (uses) of cash and cash equivalents are summarized for the periods indicated, in thousands:

	Six Months Ended June 30,
	2021	2020
Changes in cash and cash equivalents:
Net cash provided by operating activities	$202,203	$178,162
Net cash used in investing activities	(223,778)	(40,700)
Net cash used in financing activities	(46,693)	(63,432)
(Decrease) increase for the period	$(68,268)	$74,030

Net cash flows provided by operating activities increased $24.0 million for the six months ended June 30, 2021, as compared to the prior year period. The change was primarily due to an increase in net income, timing of accounts receivable collections and accrued liability payments.

Net cash used in investing activities was $223.8 million for the six months ended June 30, 2021, primarily composed of $195.4 million for acquisitions and $28.6 million for purchases of property and equipment, primarily vehicles.  Net cash used in investing activities was $40.7 million for the six months ended June 30, 2020, primarily composed of $20.9 million for purchases of property and equipment, primarily vehicles, partially offset by $0.8 million in proceeds from the sale of property and equipment, and $20.5 million for the acquisition of Cooper and Hunter.

Net cash used in financing activities was $46.7 million for the six months ended June 30, 2021.  During the six months ended June 30, 2021, we used $24.0 million for the repurchase of common stock pursuant to the 2019 Repurchase Program, $10.5 million net payments for redemption of our Old Senior Notes, issuance of our New Senior Notes, proceeds from the increase in our term loan from our Amended Credit Agreement, and payments on equipment notes, $6.5 million in debt issuance costs as a result of entering into our Amended Credit Agreement and New Senior Notes, and $5.5 million net activity related to exercise of share-based incentive awards and stock options.  Net cash used in financing activities was $63.4 million for the six months ended June 30, 2020. During the six months ended June 30, 2020, we used $34.2 million for the repurchase of common stock pursuant to the 2019 Repurchase Program, $13.2 million on purchases of common stock for tax withholding obligations related to the vesting and exercise of share-based incentive awards, $13.4 million for payments on our term loan under our Original Credit Agreement and on our equipment notes, and $2.3 million in debt issuance costs as a result of entering into a new term loan revolving credit facility.

Our liquidity at June 30, 2021 consisted of $261.7 million of cash and $378.8 million available borrowing capacity under our Revolving Facility.  We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to support our ongoing operations and working capital needs.

The following table summarizes our liquidity, in thousands:

	As of
	June 30,	December 31,
	2021	2020
Cash and cash equivalents (a)	$261,739	$330,007

Revolving Facility	450,000	450,000
Less: standby letters of credit	(71,211)	(60,382)
Availability under Revolving Facility	378,789	389,618

Total liquidity	$640,528	$719,625

(a) Our cash and cash equivalents consist of AAA-rated money market funds as well as cash held in our demand deposit accounts.

We occasionally use performance bonds to ensure completion of our work on certain larger customer contracts that can span multiple accounting periods.  Performance bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed.  We also have bonds outstanding for license and insurance.  Information regarding our outstanding bonds as of June 30, 2021 is incorporated by reference from Note 15 – Other Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

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

OFF-BALANCE SHEET ARRANGEMENTS

We had no material off-balance sheet arrangements during the quarter ended June 30, 2021, other than short-term leases, letters of credit, and performance and license bonds, which have been disclosed in Part 1, Item 1 of this Quarterly report.

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

Interest payable on both the term loan facility and Revolving Facility under the Amended Credit Agreement is based on a variable interest rate.  As a result, we are exposed to market risks related to fluctuations in interest rates on this outstanding indebtedness.  As of June 30, 2021, we had $296.3 million outstanding under our term loan facility, and the applicable interest rate as of such date was 1.09%.  Based on our outstanding borrowings under the Amended Credit Agreement as of June 30, 2021, a 100 basis point increase in the interest rate would result in a $2.9 million increase in our annualized interest expense.  There was no outstanding balance under the Revolving Facility as of June 30, 2021.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the most recent fiscal quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding the repurchase of our common stock for the three months ended June 30, 2021, in thousands, except share and per share data:

Period	Total Number of Shares Purchased	Average Price Paid per Common Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2021 - April 30, 2021	3,338	$209.80	3,338	$29,406
May 1, 2021 - May 31, 2021	11,261	$201.62	11,261	$27,135
June 1, 2021 - June 30, 2021	59,148	$189.54	59,148	$15,924
Total	73,747	$192.30	73,747

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

August 3, 2021