Form 10-Q
period 2021-09-30
TopBuild Corp
filed 2021-11-02
CIK 1633931

UNITED STATES

SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The registrant had outstanding 32,925,108 shares of Common Stock, par value $0.01 per share as of October 26, 2021.

TOPBUILD CORP.

GLOSSARY

We use acronyms, abbreviations, and other defined terms throughout this quarterly report on Form 10-Q, which are defined in the glossary below:

Term	Definition
3.625% Senior Notes	TopBuild's 3.625% senior unsecured notes due on March 15, 2029
4.125% Senior Notes	TopBuild's 4.125% senior unsecured notes issued October 14, 2021 and due February 15, 2032
5.625% Senior Notes	TopBuild's 5.625% senior unsecured notes which were due on May 1, 2026 and redeemed in full on March 15, 2021
2015 LTIP	2015 Long-Term Incentive Program authorizes the Board to grant stock options, stock appreciation rights, restricted shares, restricted share units, performance awards, and dividend equivalents
2019 ASR Agreement	$50 million accelerated share repurchase agreement with Bank of America, N.A.
2019 Repurchase Program	$200 million share repurchase program authorized by the Board on February 22, 2019
2021 Repurchase Program	$200 million share repurchase program authorized by the Board on July 26, 2021
ABS	American Building Systems, Inc.
Amended Credit Agreement	Senior secured credit agreement and related security and pledge agreement dated March 8, 2021
Amendment No.2	Amendment No. 2 to the "Amended Credit Agreement" dated October 7, 2021
Annual Report	Annual report filed with the SEC on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Board	Board of Directors of TopBuild
BofA	Bank of America, N.A.
CBP	California Building Products, Inc.
Cooper	Cooper Glass Company, LLC
Creative	Creative Conservation Co.
Current Report	Current report filed with the SEC on Form 8-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
DI	Distribution International Super Holdings, Inc.
EBITDA	Earnings before interest, taxes, depreciation, and amortization
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Generally accepted accounting principles in the United States of America
Garland	Garland Insulating, Ltd.
Hunter	J.P. Hunter Enterprises, Inc.
IBR	Incremental borrowing rate, as defined in ASC 842
Lenders	Bank of America, N.A., together with the other lenders party to the "Amended Credit Agreement"
LCR	L.C.R. Contractors, LLC
LIBOR	London interbank offered rate
Net Leverage Ratio	As defined in the “Amended Credit Agreement,” the ratio of outstanding indebtedness, less up to $100 million of unrestricted cash, to EBITDA
NYSE	New York Stock Exchange
Original Credit Agreement	Senior secured credit agreement and related security and pledge agreement dated May 5, 2017, as amended and restated on March 20, 2020
Ozark	Ozark Foam Insealators, Inc.
Quarterly Report	Quarterly report filed with the SEC on Form 10-Q pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Revolving Facility	Senior secured revolving credit facilities available under the Amended Credit Agreement, of $450 million with applicable sublimits for letters of credit and swingline loans.
ROU	Right of use (asset), as defined in ASC 842
RSA	Restricted stock award
Santa Rosa	Santa Rosa Insulation and Fireproofing, LLC
SEC	United States Securities and Exchange Commission
Secured Leverage Ratio	As defined in the “Amended Credit Agreement,” the ratio of outstanding indebtedness, including letters of credit, to EBITDA
TopBuild	TopBuild Corp. and its wholly-owned consolidated domestic subsidiaries. Also, the "Company," "we," "us," and "our"
Valley	Valley Gutter Supply, Inc.
Viking	Viking Insulation Co.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TOPBUILD CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands except share data)

	As of
	September 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$327,906	$330,007
Receivables, net of an allowance for credit losses of $8,856 at September 30, 2021, and $6,926 at December 31, 2020	516,941	427,340
Inventories, net	202,018	161,369
Prepaid expenses and other current assets	21,240	17,689
Total current assets	1,068,105	936,405

Right of use assets	104,047	83,490
Property and equipment, net	203,530	180,053
Goodwill	1,496,737	1,410,685
Other intangible assets, net	234,872	190,605
Deferred tax assets, net	2,751	2,728
Other assets	10,646	11,317
Total assets	$3,120,688	$2,815,283

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$382,932	$331,710
Current portion of long-term debt	23,557	23,326
Accrued liabilities	141,261	107,949
Short-term lease liabilities	37,048	33,492
Total current liabilities	584,798	496,477

Long-term debt	675,567	683,396
Deferred tax liabilities, net	166,240	168,568
Long-term portion of insurance reserves	47,775	50,657
Long-term lease liabilities	71,290	53,749
Other liabilities	13,307	13,642
Total liabilities	1,558,977	1,466,489

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value: 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value: 250,000,000 shares authorized; 39,119,507 shares issued and 32,925,383 outstanding at September 30, 2021, and 39,029,913 shares issued and 33,018,925 outstanding at December 31, 2020	391	389
Treasury stock, 6,194,124 shares at September 30, 2021, and 6,010,988 shares at December 31, 2020, at cost	(422,225)	(386,669)
Additional paid-in capital	861,228	858,414
Retained earnings	1,122,317	876,660
Total equity	1,561,711	1,348,794
Total liabilities and equity	$3,120,688	$2,815,283

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands except share and per common share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	$845,757	$697,223	$2,422,810	$1,996,551
Cost of sales	595,466	498,895	1,731,581	1,448,210
Gross profit	250,291	198,328	691,229	548,341

Selling, general, and administrative expense	116,485	96,805	333,252	296,372
Operating profit	133,806	101,523	357,977	251,969

Other income (expense), net:
Interest expense	(5,503)	(7,692)	(18,210)	(24,711)
Loss on extinguishment of debt	—	—	(13,862)	(233)
Other, net	66	86	210	648
Other expense, net	(5,437)	(7,606)	(31,862)	(24,296)
Income before income taxes	128,369	93,917	326,115	227,673

Income tax expense	(32,934)	(23,921)	(80,457)	(51,407)
Net income	$95,435	$69,996	$245,658	$176,266

Net income per common share:
Basic	$2.91	$2.13	$7.49	$5.35
Diluted	$2.88	$2.11	$7.41	$5.29

Weighted average shares outstanding:
Basic	32,763,311	32,847,652	32,818,145	32,960,969
Diluted	33,088,680	33,210,545	33,155,995	33,337,259

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In Thousands)

	Nine Months Ended September 30,
	2021	2020
Cash Flows Provided by (Used in) Operating Activities:
Net income	$245,658	$176,266
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,005	47,527
Share-based compensation	8,375	12,159
Loss on extinguishment of debt	13,862	233
Loss on sale or abandonment of property and equipment	1,410	290
Amortization of debt issuance costs	1,352	1,103
Provision for bad debt expense	5,215	5,625
Loss from inventory obsolescence	1,667	1,908
Deferred income taxes, net	(1,661)	(709)
Change in certain assets and liabilities
Receivables, net	(62,257)	(13,645)
Inventories, net	(30,115)	4,759
Prepaid expenses and other current assets	(2,984)	(14,989)
Accounts payable	47,907	2,152
Accrued liabilities	30,397	33,436
Payment of contingent consideration	(22)	(413)
Other, net	(304)	21
Net cash provided by operating activities	309,505	255,723

Cash Flows Provided by (Used in) Investing Activities:
Purchases of property and equipment	(42,320)	(27,206)
Acquisition of businesses	(205,028)	(21,450)
Proceeds from sale of property and equipment	298	2,332
Net cash used in investing activities	(247,050)	(46,324)

Cash Flows Provided by (Used in) Financing Activities:
Proceeds from issuance of long-term debt	411,250	300,000
Repayment of long-term debt	(427,563)	(319,168)
Payment of debt issuance costs	(6,500)	(2,280)
Taxes withheld and paid on employees' equity awards	(11,511)	(14,781)
Exercise of stock options	5,952	1,438
Repurchase of shares of common stock	(35,556)	(43,149)
Payment of contingent consideration	(628)	(928)
Net cash used in financing activities	(64,556)	(78,868)

Cash and Cash Equivalents
(Decrease) increase for the period	(2,101)	130,531
Beginning of period	330,007	184,807
End of period	$327,906	$315,338

Supplemental disclosure of noncash activities:
Leased assets obtained in exchange for new operating lease liabilities	$51,190	$27,098
Accruals for property and equipment	580	278

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

(In thousands except share data)

	Common	Treasury	Additional
	Stock	Stock	Paid-in	Retained
	($0.01 par value)	at cost	Capital	Earnings	Equity
Balance at December 31, 2019	$388	$(330,018)	$849,657	$632,862	$1,152,889
Cumulative-effect of accounting change	—	—	—	(3,225)	(3,225)
Net income	—	—	—	50,771	50,771
Share-based compensation	—	—	3,908	—	3,908
Issuance of 63,780 restricted share awards under long-term equity incentive plan	1	—	(1)	—	—
Repurchase of 73,455 shares pursuant to the settlement of the 2019 ASR Agreement	—	(7,500)	7,500	—	—
Repurchase of 188,100 shares	—	(14,127)	—	—	(14,127)
97,144 shares withheld to pay taxes on employees' equity awards	—	—	(10,399)	—	(10,399)
Balance at March 31, 2020	$389	$(351,645)	$850,665	$680,408	$1,179,817
Net income	—	—	—	55,496	55,496
Share-based compensation	—	—	5,130	—	5,130
Repurchase of 262,889 shares	—	(20,025)	—	—	(20,025)
38,379 shares withheld to pay taxes on employees' equity awards	—	—	(2,766)	—	(2,766)
Balance at June 30, 2020	$389	$(371,670)	$853,029	$735,904	$1,217,652
Net income	—	—	—	69,996	69,996
Share-based compensation	—	—	3,121	—	3,121
Repurchase of 57,810 shares	—	(8,997)	—	—	(8,997)
6,402 shares withheld to pay taxes on employees' equity awards	—	—	(1,616)	—	(1,616)
19,242 shares issued upon exercise of stock options	—	—	1,438	—	1,438
Balance at September 30, 2020	$389	$(380,667)	$855,972	$805,900	$1,281,594

Balance at December 31, 2020	$389	$(386,669)	$858,414	$876,660	$1,348,794
Net income	—	—	—	59,842	59,842
Share-based compensation	—	—	3,111	—	3,111
Issuance of 30,284 restricted share awards under long-term equity incentive plan	1	—	(1)	—	—
Repurchase of 49,284 shares	—	(9,856)	—	—	(9,856)
43,290 shares withheld to pay taxes on employees' equity awards	—	—	(11,480)	—	(11,480)
51,915 shares issued upon exercise of stock options	—	—	5,952	—	5,952
Balance at March 31, 2021	$390	$(396,525)	$855,996	$936,502	$1,396,363
Net income	—	—	—	90,380	90,380
Share-based compensation	—	—	2,266	—	2,266
Repurchase of 73,747 shares	—	(14,182)	—	—	(14,182)
50 shares withheld to pay taxes on employees' equity awards	—	—	(11)	—	(11)
Balance at June 30, 2021	$390	$(410,707)	$858,251	$1,026,882	$1,474,816
Net income	—	—	—	95,435	95,435
Share-based compensation	—	—	2,998	—	2,998
Issuance of 897 restricted share awards under long-term equity incentive plan	1	—	(1)	—	—
Repurchase of 60,105 shares	—	(11,518)	—	—	(11,518)
100 shares withheld to pay taxes on employees' equity awards	—	—	(20)	—	(20)
Balance at September 30, 2021	$391	$(422,225)	$861,228	$1,122,317	$1,561,711

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

We believe the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to state fairly our financial position as of September 30, 2021, our results of operations for the three and nine months ended September 30, 2021 and 2020, and cash flows for the nine months ended September 30, 2021 and 2020.  The condensed consolidated balance sheet at December 31, 2020, was derived from our audited financial statements, but does not include all disclosures required by GAAP.

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

3.  REVENUE RECOGNITION

Revenue is disaggregated between our Installation and Distribution segments and further based on market and product, as we believe this best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.  The following tables present our revenues disaggregated by market (in thousands):

	Three Months Ended September 30,
	2021				2020
	Installation	Distribution	Elims	Total	Installation	Distribution	Elims	Total
Residential	$501,494	$206,951	$(36,018)	$672,427	$390,101	$186,408	$(30,821)	$545,688
Commercial	111,406	69,447	(7,523)	173,330	102,105	57,705	(8,275)	151,535
Net sales	$612,900	$276,398	$(43,541)	$845,757	$492,206	$244,113	$(39,096)	$697,223

	Nine Months Ended September 30,
	2021				2020
	Installation	Distribution	Elims	Total	Installation	Distribution	Elims	Total
Residential	$1,405,837	$602,059	$(106,076)	$1,901,820	$1,134,350	$512,479	$(88,875)	$1,557,954
Commercial	345,441	199,304	(23,755)	520,990	300,298	162,193	(23,894)	438,597
Net sales	$1,751,278	$801,363	$(129,831)	$2,422,810	$1,434,648	$674,672	$(112,769)	$1,996,551

The following tables present our revenues disaggregated by product (in thousands):

	Three Months Ended September 30,
	2021				2020
	Installation	Distribution	Elims	Total	Installation	Distribution	Elims	Total
Insulation and accessories	$487,798	$219,441	$(36,406)	$670,833	$379,958	$200,210	$(31,816)	$548,352
Glass and windows	46,096	—	—	46,096	41,912	—	—	41,912
Gutters	23,057	40,555	(6,422)	57,190	21,336	28,616	(5,482)	44,470
All other	55,949	16,402	(713)	71,638	49,000	15,287	(1,798)	62,489
Net sales	$612,900	$276,398	$(43,541)	$845,757	$492,206	$244,113	$(39,096)	$697,223

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended September 30,
	2021				2020
	Installation	Distribution	Elims	Total	Installation	Distribution	Elims	Total
Insulation and accessories	$1,383,472	$651,192	$(108,125)	$1,926,539	$1,110,952	$556,018	$(91,422)	$1,575,548
Glass and windows	136,309	—	—	136,309	122,603	—	—	122,603
Gutters	64,831	103,244	(17,992)	150,083	61,843	74,585	(16,557)	119,871
All other	166,666	46,927	(3,714)	209,879	139,250	44,069	(4,790)	178,529
Net sales	$1,751,278	$801,363	$(129,831)	$2,422,810	$1,434,648	$674,672	$(112,769)	$1,996,551

The following table represents our contract assets and contract liabilities with customers, in thousands:

	Included in Line Item on	As of
	Condensed	September 30,	December 31,
	Balance Sheets	2021	2020
Contract Assets:
Receivables, unbilled	Receivables, net	$71,564	$48,839

Contract Liabilities:
Deferred revenue	Accrued liabilities	$12,767	$6,542

The increase in contract assets as of September 30, 2021 is primarily driven by an increase in organic sales as well as sales from our acquisitions during the nine months ended September 30, 2021.

The aggregate amount remaining on uncompleted performance obligations was $303.9 million as of September 30, 2021. We expect to satisfy the performance obligations and recognize revenue on substantially all of these uncompleted contracts over the next 18 months.

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

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in the carrying amount of goodwill for the nine months ended September 30, 2021 by segment, were as follows, in thousands:

				Accumulated
	Gross Goodwill		Gross Goodwill	Impairment	Net Goodwill
	December 31, 2020	Additions	September 30, 2021	Losses	September 30, 2021
Goodwill, by segment:
Installation	$1,726,356	$79,762	$1,806,118	$(762,021)	$1,044,097
Distribution	446,350	6,290	452,640	—	452,640
Total goodwill	$2,172,706	$86,052	$2,258,758	$(762,021)	$1,496,737

See Note 13 – Business Combinations for goodwill recognized on acquisitions that occurred during the quarter.

Other intangible assets, net includes customer relationships, non-compete agreements, and trademarks / trade names.  The following table sets forth our other intangible assets, in thousands:

	As of
	September 30,	December 31,
	2021	2020
Gross definite-lived intangible assets	$317,442	$252,751
Accumulated amortization	(82,570)	(62,146)
Net definite-lived intangible assets	234,872	190,605

The following table sets forth our amortization expense, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Amortization expense	$7,082	$5,382	$20,424	$16,012

5. LONG-TERM DEBT

The following table reconciles the principal balances of our outstanding debt to our condensed consolidated balance sheets, in thousands:

	As of
	September 30,	December 31,
	2021	2020
3.625% Senior Notes	$400,000	$—
5.625% Senior Notes	—	400,000
Term loan	292,500	288,750
Equipment notes	19,194	25,451
Unamortized debt issuance costs	(12,570)	(7,479)
Total debt, net of unamortized debt issuance costs	699,124	706,722
Less: current portion of long-term debt	23,557	23,326
Total long-term debt	$675,567	$683,396

The following table sets forth our remaining principal payments for our outstanding debt balances as of September 30, 2021, in thousands:

	Payments Due by Period
	2021	2022	2023	2024	2025	Thereafter	Total
3.625% Senior Notes	$—	$—	$—	$—	$—	$400,000	$400,000
Term loan	3,750	15,000	20,625	22,500	28,125	202,500	292,500
Equipment notes	2,109	8,640	6,325	2,120	—	—	19,194
Total	$5,859	$23,640	$26,950	$24,620	$28,125	$602,500	$711,694

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

The following table outlines the key terms of our Amended Credit Agreement (dollars in thousands):

Senior secured term loan facility	$300,000

Additional term loan and/or revolver capacity available under incremental facility (a)	$300,000

Revolving Facility	$450,000
Sublimit for issuance of letters of credit under Revolving Facility (b)	$100,000
Sublimit for swingline loans under Revolving Facility (b)	$35,000

Interest rate as of September 30, 2021	1.08%
Scheduled maturity date	3/20/2026
(a)	Additional borrowing capacity is available under the incremental facility, subject to certain terms and conditions (including existing or new lenders providing commitments in respect of such additional borrowing capacity).
(b)	Use of the sublimits for the issuance of letters of credit and swingline loans reduces the availability under the Revolving Facility.

Interest payable on borrowings under the Amended Credit Agreement is based on an applicable margin rate plus, at our option, either:

●	A base rate determined by reference to the highest of either (i) the federal funds rate plus 0.50 percent, (ii) BofA’s “prime rate,” and (iii) the LIBOR rate for U.S. dollar deposits with a term of one month, plus 1.00 percent; or

●	A LIBOR rate (or a comparable successor rate) determined by reference to the costs of funds for deposits in U.S. dollars for the interest period relevant to such borrowings, subject to a floor of 0%.

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

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes our availability under the Revolving Facility, in thousands:

	As of
	September 30,	December 31,
	2021	2020
Revolving Facility	$450,000	$450,000
Less: standby letters of credit	(68,111)	(60,382)
Availability under Revolving Facility	$381,889	$389,618

We are required to pay commitment fees to the Lenders in respect of any unutilized commitments.  The commitment fees range from 0.15 percent to 0.275 percent per annum, depending on our Secured Leverage Ratio.  We must also pay customary fees on outstanding letters of credit.

Senior Notes

On March 15, 2021, the Company completed a private offering of $400.0 million aggregate principal amount of 3.625% Senior Notes due 2029. The Company used the proceeds from the issuance of the 3.625% Senior Notes, together with cash on hand, to redeem 100% of its $400.0 million aggregate principal amount of 5.625% Senior Notes due 2026.   The 3.625% Senior Notes are our senior unsecured obligations and bear interest at 3.625% per year, payable semiannually in arrears on March 15 and September 15 of each year, which begins on September 15, 2021. The 3.625% Senior Notes mature on March 15, 2029, unless redeemed early or repurchased. If we undergo a change in control, we must make an offer to repurchase all of the Senior Notes then outstanding at a repurchase price equal to 101% of their aggregate principal amount, plus accrued and unpaid interest (if any) to, but not including, the repurchase date.

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

Equipment Notes

As of December 31, 2020, the company has issued $41.6 million of equipment notes for the purpose of financing the purchase of vehicles and equipment. No equipment notes were issued during the nine months ended September 30, 2021. The Company’s equipment notes each have a five year term maturing from 2023 to 2024 and bear interest at fixed rates between 2.8% and 4.4%.

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Covenant Compliance

The indenture governing our 3.625% Senior Notes contains restrictive covenants that, among other things, generally limit the ability of the Company and certain of its subsidiaries (subject to certain exceptions) to (i) create liens, (ii) pay dividends, acquire shares of capital stock and make payments on subordinated debt, (iii) place limitations on distributions from certain subsidiaries, (iv) issue or sell the capital stock of certain subsidiaries, (v) sell assets, (vi) enter into transactions with affiliates and (vii) effect mergers.  The indenture provides for customary events of default which include (subject in certain cases to customary grace and cure periods), among others: nonpayment of principal or interest; breach of covenants or other agreements in the indenture; defaults in failure to pay certain other indebtedness; and certain events of bankruptcy or insolvency. Generally, if an event of default occurs and is continuing under the indenture, the trustee or the holders of at least 30% in aggregate principal amount of the 3.625% Senior Notes then outstanding may declare the principal of, premium, if any, and accrued interest on all the 3.625% Senior Notes immediately due and payable. The 3.625% Senior Notes and related guarantees have not been registered under the Securities Act of 1933, and we are not required to register either the 3.625% Senior Notes or the guarantees in the future.

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

As of September 30, 2021
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

Fair Value on Non-Recurring Basis

Fair value measurements were applied to our long-term debt portfolio.  We believe the carrying value of our term loan approximates the fair market value primarily due to the fact that the non-performance risk of servicing our debt obligations, as reflected in our business and credit risk profile, has not materially changed since we assumed our debt obligations under the Amended Credit Agreement.  In addition, due to the floating-rate nature of our term loan, the market value is not subject to variability solely due to changes in the general level of interest rates as is the case with a fixed-rate debt obligation.  Based on market trades of our 3.625% Senior Notes close to September 30, 2021 (Level 1 fair value measurement), we estimate that the fair value of the 3.625% Senior Notes is approximately $404 million compared to a gross carrying value of $400 million at September 30, 2021.

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.  SEGMENT INFORMATION

The following tables set forth our net sales and operating results by segment, in thousands:

	Three Months Ended September 30,
	2021	2020	2021	2020

	Net Sales		Operating Profit (b)
Our operations by segment were (a):
Installation	$612,900	$492,206	$105,046	$83,142
Distribution	276,398	244,113	47,162	32,787
Intercompany eliminations	(43,541)	(39,096)	(7,590)	(6,374)
Total	$845,757	$697,223	144,618	109,555
General corporate expense, net (c)			(10,812)	(8,032)
Operating profit, as reported			133,806	101,523
Other expense, net			(5,437)	(7,606)
Income before income taxes			$128,369	$93,917

	Nine Months Ended September 30,
	2021	2020	2021	2020

	Net Sales		Operating Profit (b)
Our operations by segment were (a):
Installation	$1,751,278	$1,434,648	$277,748	$213,136
Distribution	801,363	674,672	125,403	81,612
Intercompany eliminations	(129,831)	(112,769)	(21,050)	(18,169)
Total	$2,422,810	$1,996,551	382,101	276,579
General corporate expense, net (c)			(24,124)	(24,610)
Operating profit, as reported			357,977	251,969
Other expense, net			(31,862)	(24,296)
Income before income taxes			$326,115	$227,673
(a)	All of our operations are located in the U.S.
(b)	Segment operating profit includes an allocation of general corporate expenses attributable to the operating segments which is based on direct benefit or usage (such as salaries of corporate employees who directly support the segment).
(c)	General corporate expense, net includes expenses not specifically attributable to our segments for functions such as corporate human resources, finance, and legal, including salaries, benefits, and other related costs.

8. LEASES

We have operating leases for our installation branch locations, distribution centers, our Branch Support Center in Daytona Beach, Florida, vehicles and certain equipment. In addition, we lease certain operating facilities from related parties, primarily former owners (and in certain cases, current management personnel) of companies acquired. These related party leases are immaterial to our consolidated statements of operations. As of September 30, 2021, we did not have any finance leases.

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of lease expense were as follows and are primarily included in cost of sales on the accompanying unaudited condensed consolidated statements of operations, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease cost (a)	$12,684	$11,475	$37,131	$35,842
Short-term lease cost	3,922	3,209	11,120	9,086
Sublease income	(235)	(42)	(656)	(153)
Net lease cost	$16,371	$14,642	$47,595	$44,775
(a)	Includes variable cost components of $1,982 and $1,316 in the three months ended September 30, 2021 and 2020, respectively, and $5,487 and $4,090 of variable cost components in the nine months ended September 30, 2021 and 2020, respectively.

Future minimum lease payments under non-cancellable operating leases as of September 30, 2021 were as follows, in thousands:

Payments due by Period
2021	$10,800
2022	37,401
2023	26,561
2024	18,785
2025	12,919
2026 & Thereafter	8,633
Total future minimum lease payments	115,099

Less: imputed interest	(6,761)

Lease liability at September 30, 2021	$108,338

As of September 30, 2021, the weighted average remaining lease term was 3.7 years and the related lease liability was calculated using a weighted average discount rate of 3.3%.

The amount below is included in the cash flows provided by (used in) operating activities section on the accompanying unaudited condensed consolidated statements of cash flows, in thousands:

	Nine Months Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities	$(32,110)	$(31,862)

9.  INCOME TAXES

Our effective tax rates were 25.7 percent and 24.7 percent for the three and nine months ended September 30, 2021, respectively. The effective tax rates for the three and nine months ended September 30, 2020, were 25.5 percent and 22.6 percent, respectively. The higher 2021 tax rate for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was due to permanent items including share-based compensation partially offset by state tax adjustments and a favorable return to accrual adjustment.

A tax expense of $0.1 million and a tax benefit of $3.2 million related to share-based compensation was recognized in our condensed consolidated statements of operations as a discrete item in income tax expense for the three and nine months ended September 30, 2021, respectively.

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

Basic and diluted net income per share were computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (in thousands) - basic and diluted	$95,435	$69,996	$245,658	$176,266

Weighted average number of common shares outstanding - basic	32,763,311	32,847,652	32,818,145	32,960,969

Dilutive effect of common stock equivalents:
RSAs with service-based conditions	15,058	42,317	22,044	53,719
RSAs with market-based conditions	115,105	159,985	126,769	145,835
RSAs with performance-based conditions	73,597	49,065	60,595	38,719
Stock options	121,609	111,526	128,442	138,017

Weighted average number of common shares outstanding - diluted	33,088,680	33,210,545	33,155,995	33,337,259

Basic net income per common share	$2.91	$2.13	$7.49	$5.35

Diluted net income per common share	$2.88	$2.11	$7.41	$5.29

The following table summarizes shares excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Anti-dilutive common stock equivalents:
RSAs with service-based conditions	176	—	1,607	4,184
RSAs with market-based conditions	11,065	—	9,235	2,780
RSAs with performance-based conditions	—	—	—	—
Stock options	24,066	26,556	19,966	39,998
Total anti-dilutive common stock equivalents	35,307	26,556	30,808	46,962

11. SHARE-BASED COMPENSATION

Effective July 1, 2015, our eligible employees commenced participation in the 2015 LTIP.  The 2015 LTIP authorizes the Board to grant stock options, stock appreciation rights, restricted shares, restricted share units, performance awards, and dividend equivalents.  All grants are made by issuing new shares and no more than 4.0 million shares of common stock may be issued under the 2015 LTIP.  As of September 30, 2021, we had 2.0 million shares remaining available for issuance under the 2015 LTIP.

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Share-based compensation expense is included in selling, general, and administrative expense.  The income tax effect associated with share-based compensation awards is included in income tax expense.  The following table presents share-based compensation amounts recognized in our condensed consolidated statements of operations, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Share-based compensation expense	$2,998	$3,121	$8,375	$12,159
Income tax (expense) benefit	$(130)	$838	$3,190	$7,734

The following table presents a summary of our share-based compensation activity for the nine months ended September 30, 2021, in thousands, except per share amounts:

	RSAs		Stock Options
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance December 31, 2020	324.8	$87.79	239.7	$24.33	$68.86	$27,612.1
Granted	61.0	$245.67	24.1	$89.59	$214.58
Converted/Exercised	(143.6)	$81.34	(51.9)	$21.97	$61.30	$7,039.9
Forfeited/Expired	(9.0)	$89.62	—	$—	$—
Balance September 30, 2021	233.2	$113.52	211.9	$32.33	$87.28	$25,129.7

Exercisable September 30, 2021 (a)			115.7	$20.97	$57.86	$17,000.8
(a)	The weighted average remaining contractual term for vested stock options is approximately 6.0 years.

Unrecognized share-based compensation expense related to unvested awards is shown in the following table, dollars in thousands:

	As of September 30, 2021
	Unrecognized Compensation Expense on Unvested Awards	Weighted Average Remaining Vesting Period
RSAs	$10,196	1.0
Stock options	1,639	1.1
Total unrecognized compensation expense related to unvested awards	$11,835

Our RSAs with performance-based conditions are evaluated on a quarterly basis with adjustments to compensation expense based on the likelihood of the performance target being achieved or exceeded.  The following table shows the range of payouts and the related expense for our outstanding RSAs with performance-based conditions, in thousands:

		Payout Ranges and Related Expense
RSAs with Performance-Based Conditions	Grant Date Fair Value	0%	25%	100%	200%
February 18, 2019	$2,196	$—	$549	$2,196	$4,392
February 17, 2020	$2,687	$—	$672	$2,687	$5,374
February 16, 2021	$2,564	$—	$641	$2,564	$5,128

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

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

12. SHARE REPURCHASE PROGRAM

On July 26, 2021, our Board authorized the 2021 Repurchase Program, pursuant to which the Company may purchase up to $200.0 million of our common stock.  Share repurchases may be executed through various means including open market purchases, privately negotiated transactions, accelerated share repurchase transactions, or other available means.  The 2021 Repurchase Program does not obligate the Company to purchase any shares and has no expiration date.  Authorization for the 2021 Repurchase Program may be terminated, increased, or decreased by the Board at its discretion at any time.  As of September 30, 2021, the Company has $200.0 million remaining.

On February 22, 2019, our Board authorized the 2019 Repurchase Program, pursuant to which the Company may purchase up to $200.0 million of our common stock.  Share repurchases may be executed through various means including open market purchases, privately negotiated transactions, accelerated share repurchase transactions, or other available means.  The 2019 Repurchase Program does not obligate the Company to purchase any shares and has no expiration date.  Authorization for the 2019 Repurchase Program may be terminated, increased, or decreased by the Board at its discretion at any time.  As of September 30, 2021, the Company has approximately $4.4 million remaining under the 2019 Repurchase Program.

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

The following table sets forth our share repurchases under the 2019 Repurchase Program during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Number of shares repurchased	60,105	57,810	183,136	582,254 (a)
Share repurchase cost (in thousands)	$11,518	$8,997	$35,556	$43,149

(a) The nine months ended September 30, 2020 includes 73,455 shares we received as final settlement of our 2019 ASR Agreement.

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. BUSINESS COMBINATIONS

We continue to acquire businesses as part of our ongoing strategy to grow our company and expand our market share.  Each acquisition has been accounted for as a business combination under ASC 805, “Business Combinations.”  Acquisition related costs for the three months ended September 30, 2021 and 2020 were $2.7 million and $0.2 million, respectively. Acquisition related costs for the nine months ended September 30, 2021 and 2020 were $3.4 million and $0.4 million, respectively. Acquisition related costs are included in selling, general, and administrative expense in our condensed consolidated statements of operations.

The tables below provide a summary of businesses acquired in 2021 including, for significant acquisitions, the net sales and net income (loss) incurred for the three and nine months ended September 30, 2021:

						Three Months Ended		Nine Months Ended
						September 30, 2021		September 30, 2021
2021 Acquisitions	Date	Cash Paid	Contingent Consideration	Total Purchase Price	Goodwill Acquired	Net Sales	Net Income	Net Sales	Net Income (Loss)
LCR	1/20/2021	$53,667	$—	$53,667	$19,453	$12,962	$26	33,519	(590)
ABS	4/5/2021	124,416	—	124,416	55,625	36,921	3,031	73,644	4,699
All others	Various	26,946	1,200	28,146	11,997	6,304	330	10,907	796
Total		$205,029	$1,200	$206,229	$87,075	$56,187	$3,387	$118,070	$4,905

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

	Unaudited Pro Forma for the		Unaudited Pro Forma for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	$847,093	$770,888	$2,475,604	$2,211,936
Net income	$95,612	$74,580	$247,940	$187,055

The following table details the additional expense included in the unaudited pro forma operating income as if the 2021 acquisitions described above had taken place on January 1, 2020, and as if the 2020 acquisitions had taken place on January 1, 2019. Our unaudited pro forma results are presented below, in thousands:

	Unaudited Pro Forma for the		Unaudited Pro Forma for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Depreciation & amortization	$39	$3,227	$2,197	$9,819
Income tax expense (using 26% effective tax rate)	$62	$1,683	$876	$4,008

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Purchase Price Allocations

The estimated fair values of the assets acquired and liabilities assumed for the 2021 acquisitions approximated the following as of September 30, 2021, in thousands:

	2021 Acquisitions
	LCR	ABS	All Others	Total
Estimated fair values:
Accounts receivable	16,041	14,184	2,236	32,461
Inventories	806	8,441	2,955	12,202
Prepaid and other assets	83	370	113	566
Property and equipment	3,730	7,321	2,458	13,509
ROU asset	518	8,843	2,914	12,275
Intangible assets	16,040	38,670	9,581	64,291
Goodwill	19,453	55,625	11,997	87,075
Accounts payable	(2,105)	—	(1,275)	(3,380)
Lease liabilities	(518)	(8,843)	(2,914)	(12,275)
All other liabilities	(381)	(195)	81	(495)
Net assets acquired	$53,667	$124,416	$28,146	$206,229

Estimates of acquired intangible assets related to the 2021 acquisitions are as follows, as of September 30, 2021, dollars in thousands:

	Estimated Fair Value	Weighted Average Estimated Useful Life (Years)
2021 Acquisitions
Customer relationships	$58,901	12
Trademarks and trade names	5,390	10
Total intangible assets acquired	$64,291	12

The table below provides a summary as of September 30, 2021 for businesses acquired during the nine months ended September 30, 2020:

2020 Acquisitions	Date	Cash Paid	Contingent Consideration	Total Purchase Price	Goodwill Acquired
Cooper	2/20/2020	$10,500	$1,000	$11,500	$5,700
Hunter	2/24/2020	9,100	—	9,100	5,300
Total		$19,600	$1,000	$20,600	$11,000

As third-party or internal valuations are finalized, certain tax aspects of the foregoing transactions are completed, and customer post-closing reviews are concluded, adjustments may be made to the fair value of assets acquired, and in some cases total purchase price, through the end of each measurement period, generally one year following the applicable acquisition date. Goodwill to be recognized in connection with these acquisitions is attributable to the synergies expected to be realized and improvements in the businesses after the acquisitions. Primarily all of the $87.1 million and $11.0 million of goodwill recorded from acquisitions for the nine months ended September 30, 2021 and 2020, respectively, is expected to be deductible for income tax purposes.

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contingent Consideration

The acquisition of Viking included a contingent consideration arrangement that requires additional consideration to be paid by TopBuild based on the achievement of annual gross revenue targets over a three-year period ending July 15, 2022. The range of undiscounted amounts TopBuild may be required to pay under the contingent consideration agreement is between zero and $1.5 million. The fair value of the contingent consideration recognized on the acquisition date of $1.2 million was estimated by applying the income approach using discounted cash flows. That measure is based on significant Level 3 inputs not observable in the market. The significant assumption includes a discount rate of 10.0%. Changes in the fair value measurement each period reflect the passage of time as well as the impact of adjustments, if any, to the likelihood of achieving the specified targets. We made a contingent payment of $0.5 million during the nine months ended September 30, 2021.

The acquisition of Cooper includes a contingent consideration arrangement that requires additional consideration to be paid by TopBuild based on the achievement of annual gross revenue targets over a two-year period ending February 20, 2022. The range of undiscounted amounts TopBuild may be required to pay under the contingent consideration agreement is between zero and $1.0 million, which also represents the fair value recognized on the acquisition date. Changes in the fair value measurement each period reflect the passage of time as well as the impact of adjustments, if any, to the likelihood of achieving the specified targets. We made a contingent payment of $0.2 million during the nine months ended September 30, 2021 and the remaining liability for contingent consideration has been released with no further payments anticipated.

The acquisition of Valley includes a contingent consideration arrangement that requires additional consideration to be paid by TopBuild based on the achievement of annual gross revenue targets over a two-year period ending August 23, 2023. The range of undiscounted amounts TopBuild may be required to pay under the contingent consideration agreement is between zero and $1.2 million, which also represents the fair value recognized on the acquisition date. Changes in the fair value measurement each period reflect the passage of time as well as the impact of adjustments, if any, to the likelihood of achieving the specified targets.

Payments of contingent consideration are classified as either financing or operating activities on our condensed consolidated statement of cash flows in accordance with ASC 230-10-45. The following table presents the fair value of contingent consideration, in thousands:

	Viking	Cooper	Valley
Date of Acquisition	July 15, 2019	February 20, 2020	August 23, 2021
Fair value of contingent consideration recognized at acquisition date	$1,243	$1,000	$1,200

Contingent consideration at December 31, 2020	$910	$1,000	$—
Additions during the nine months ended September 30, 2021	—	—	1,200
Change in fair value of contingent consideration during the nine months ended September 30, 2021	56	(850)	—
Payment of contingent consideration during the nine months ended September 30, 2021	(500)	(150)	—
Liability balance for contingent consideration at September 30, 2021	$466	$—	$1,200

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.  ACCRUED LIABILITIES

The following table sets forth the components of accrued liabilities, in thousands:

	As of
	September 30,	December 31,
	2021	2020
Accrued liabilities:
Salaries, wages, and commissions	$56,480	$34,584
Insurance liabilities	22,203	22,007
Employee tax-related liabilities	12,680	12,603
Deferred revenue	12,768	6,542
Sales & property taxes	8,787	6,939
Customer rebates	6,348	6,191
Interest payable on long-term debt	823	3,924
Other	21,172	15,159
Total accrued liabilities	$141,261	$107,949

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

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes our outstanding performance, licensing, insurance and other bonds, in thousands:

	As of
	September 30,	December 31,
	2021	2020
Outstanding bonds:
Performance bonds	$129,829	$102,534
Licensing, insurance, and other bonds	21,477	27,633
Total bonds	$151,306	$130,167

16.  SUBSEQUENT EVENTS

On October 6, 2021, we acquired CBP a residential insulation and distribution business servicing customers in the Bakersfield, Modesto and Fresno California area.  The acquisition was accounted for as a business combination under ASC 805, “Business Combinations.”  The purchase price of approximately $19.3 million was funded by cash on hand.  During the measurement period, we expect to receive additional detailed information to complete the purchase price allocation.

On October 7, 2021, we entered into Amendment No. 2 to our credit agreement, which among other things, (i) extends the maturity date of both the revolving and term loan facilities under the Amended Credit Agreement to October 7, 2026, (ii) re-advances to us $7.5 million as part of the term loan under the Amended Credit Agreement and resets the amortization schedule, (iii) increases the commitments available under the revolving facility from $450.0 million to $500.0 million, and (iv) provides for a new $300.0 million delayed draw term loan facility.

On October 14, 2021, we completed our $500 million 4.125% Senior Notes, which bears interest at 4.125%, is payable semiannually in arrears on February 15 and August 15 of each year beginning on August 15, 2022, and matures on February 15, 2032.

On October 15, 2021, we acquired DI, a leading North American specialty distributor and custom fabricator of mechanical insulation and related accessories to the industrial and commercial end-markets.  The acquisition was accounted for as a business combination under ASC 805, “Business Combinations.”  The purchase price of approximately $1.0 billion was funded by cash on hand and the net proceeds from the new delayed draw term loan and our $500.0 million 4.125% Senior Notes.  During the measurement period, we expect to receive additional detailed information to complete the purchase price allocation.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

TopBuild, headquartered in Daytona Beach, Florida, is a leading installer and distributor of insulation and other building products to the U.S. construction industry.  We trade on the NYSE under the ticker symbol “BLD.”

We operate in two segments:  Installation (TruTeam) and Distribution (Service Partners).  Our Installation segment installs insulation and other building products nationwide through our TruTeam contractor services business which, as of September 30, 2021, had approximately 235 branches located across the United States.  We install various insulation applications, including fiberglass batts and rolls, blown-in loose fill fiberglass, blown-in loose fill cellulose, and polyurethane spray foam.  Additionally, we install other building products including glass and windows, rain gutters, after paint products, fireproofing, garage doors, and fireplaces.  We handle every stage of the installation process, including material procurement supplied by leading manufacturers, project scheduling and logistics, multi-phase professional installation, and installation quality assurance.

Our Distribution segment sells and distributes insulation and other building products, including gutters, fireplaces, closet shelving, and roofing materials through our Service Partners business, which, as of September 30, 2021, had approximately 75 branches located across the United States.  Our Service Partners customer base consists of thousands of insulation contractors of all sizes, gutter contractors, weatherization contractors, other contractors, dealers, metal building erectors, and modular home builders.

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

COVID-19 BUSINESS UPDATE

We continue to monitor the COVID-19 pandemic and its impact on macroeconomic and local economic conditions. While we are currently able to operate in all of our locations, there is no guarantee that the services we provide will continue to be allowed or that other events making the provision of our services challenging or impossible, will not occur.  For example, if there are additional variants or surges in levels of COVID-19 infections in certain states, those states may respond by, among other things, deeming residential and commercial construction as nonessential in connection with a restriction of commercial activity.

We have implemented and continue to implement procedures and processes as required or recommended by governmental and medical authorities to ensure the safety of our employees, including increasing our cleaning and sanitizing practices at all locations and for all company vehicles, mandating social distancing on job sites and within our branch operations and limiting essential travel.  However, we are not able to predict whether our customers will continue to operate at their current or typical volumes, and such decreases in their operations would have a negative impact on our business.  We are also unable to predict how long the COVID-19 pandemic will last and the impact of the pandemic on demand for our products and services.  For additional discussion of the potential impact of the COVID-19 pandemic on our business, see the sections entitled “Outlook” and “Risk Factors” included in this Quarterly Report.

The following discussion and analysis contains forward-looking statements and should be read in conjunction with the unaudited condensed consolidated financial statements, the notes thereto, and the section entitled “Forward-Looking Statements” included in this Quarterly Report.

THIRD QUARTER 2021 VERSUS THIRD QUARTER 2020

The following table sets forth our net sales, gross profit, operating profit, and margins, as reported in our condensed consolidated statements of operations, in thousands:

	Three Months Ended September 30,
	2021	2020
Net sales	$845,757	$697,223
Cost of sales	595,466	498,895
Cost of sales ratio	70.4%	71.6%

Gross profit	250,291	198,328
Gross profit margin	29.6%	28.4%

Selling, general, and administrative expense	116,485	96,805
Selling, general, and administrative expense to sales ratio	13.8%	13.9%

Operating profit	133,806	101,523
Operating profit margin	15.8%	14.6%

Other expense, net	(5,437)	(7,606)
Income tax expense	(32,934)	(23,921)
Net income	$95,435	$69,996
Net margin	11.3%	10.0%

Sales and Operations

Net sales increased 21.3 percent for the three months ended September 30, 2021, from the comparable period of 2020.  The increase was primarily driven by a 10.8 percent increase due to higher selling prices and 10.7 percent impact from our acquisitions.

Gross profit margins were 29.6 percent and 28.4 percent for the three months ended September 30, 2021 and 2020, respectively.  Gross profit margin improved primarily due to higher selling prices and lower insurance costs, partially offset by an increase in cost of material.

Selling, general, and administrative expense, as a percent of sales, was 13.8 and 13.9 percent for the three months ended September 30, 2021 and 2020, respectively.  The decrease in selling, general, and administrative expense as a percent of sales was driven by higher sales partially offset by increased travel and entertainment and the initial absorption of fixed costs of acquisitions.

Operating margins were 15.8 percent and 14.6 percent for the three months ended September 30, 2021 and 2020, respectively. The increase in operating margins was due to higher selling prices and lower insurance costs, partially offset by an increase in cost of material and increased travel and entertainment activity.

Business Segment Results

The following table sets forth our net sales and operating profit margins by business segment, in thousands:

	Three Months Ended September 30,
	2021	2020	Percent Change
Net sales by business segment:
Installation	$612,900	$492,206	24.5%
Distribution	276,398	244,113	13.2%
Intercompany eliminations	(43,541)	(39,096)
Net sales	$845,757	$697,223	21.3%

Operating profit by business segment:
Installation	$105,046	$83,142	26.3%
Distribution	47,162	32,787	43.8%
Intercompany eliminations	(7,590)	(6,374)
Operating profit before general corporate expense	144,618	109,555	32.0%
General corporate expense, net	(10,812)	(8,032)
Operating profit	$133,806	$101,523	31.8%

Operating profit margins:
Installation	17.1%	16.9%
Distribution	17.1%	13.4%
Operating profit margin before general corporate expense	17.1%	15.7%
Operating profit margin	15.8%	14.6%

Installation

Sales

Sales in our Installation segment increased $120.7 million, or 24.5 percent, for the three months ended September 30, 2021, as compared to the same period in 2020.  The increase was due to a 14.3 percent impact from our acquisitions, a 8.4 percent increase from higher selling prices and 1.9 percent increase in sales volume.

Operating margins

Operating margins in our Installation segment were 17.1 percent and 16.9 percent for the three months ended September 30, 2021 and 2020, respectively.  The increase in operating margins was driven by higher selling prices and sales volume, and lower insurance costs, partially offset by an increase in cost of material and increased travel and entertainment activity.

Distribution

Sales

Sales in our Distribution segment increased $32.3 million, or 13.2 percent, for the three months ended September 30, 2021, as compared to the same period in 2020.  This increase was due to a 16.5 percent increase due to higher selling prices and a 1.9 percent impact from our acquisitions, partially offset by a 5.2 percent decrease in sales volume.

Operating margins

Operating margins in our Distribution segment were 17.1 percent and 13.4 percent for the three months ended September 30, 2021 and 2020, respectively.  The increase in operating margins was driven by higher selling prices, and lower insurance costs, partially offset by an increase in cost of material and lower sales volume.

OTHER ITEMS

Other expense, net

Other expense, net, which primarily consisted of interest expense, was $5.4 million and $7.6 million for the three months ended September 30, 2021 and 2020, respectively. The decrease was driven by lower interest rates on our 3.625% Senior Notes and borrowings under the Amended Credit Agreement.

Income tax expense

Income tax expense was $32.9 million, an effective tax rate of 25.7 percent, for the three months ended September 30, 2021, compared to $23.9 million, an effective tax rate of 25.5 percent, for the comparable period in 2020.  The tax rate for the three months ended September 30, 2021, was higher due to permanent items including share-based compensation partially offset by state tax adjustments and a favorable return to accrual adjustment.

FIRST NINE MONTHS 2021 VERSUS FIRST NINE MONTHS 2020

The following table sets forth our net sales, gross profit, operating profit, and margins, as reported in our condensed consolidated statements of operations, in thousands:

	Nine Months Ended September 30,
	2021	2020
Net sales	$2,422,810	$1,996,551
Cost of sales	1,731,581	1,448,210
Cost of sales ratio	71.5%	72.5%

Gross profit	691,229	548,341
Gross profit margin	28.5%	27.5%

Selling, general, and administrative expense	333,252	296,372
Selling, general, and administrative expense to sales ratio	13.8%	14.8%

Operating profit	357,977	251,969
Operating profit margin	14.8%	12.6%

Other expense, net	(31,862)	(24,296)
Income tax expense	(80,457)	(51,407)
Net income	$245,658	$176,266
Net margin	10.1%	8.8%

Sales and Operations

Net sales increased 21.3 percent for the nine months ended September 30, 2021, from the comparable period of 2020.  The increase was primarily driven by a 8.6 percent impact from our acquisitions, 6.4 percent increase due to higher selling prices and a 6.3 percent increase in sales volume.

Gross profit margins were 28.5 percent and 27.5 percent for the nine months ended September 30, 2021 and 2020, respectively.  Gross profit margin improved primarily due to higher selling prices and sales volume, lower insurance costs and depreciation expense, partially offset by an increase in cost of material.

Selling, general, and administrative expense, as a percent of sales, was 13.8 and 14.8 percent for the nine months ended September 30, 2021 and 2020, respectively.  The decrease in selling, general, and administrative expense as a percent of sales was primarily the result of higher sales and lower share-based compensation expense and legal fees.

Operating margins were 14.8 percent and 12.6 percent for the three months ended September 30, 2021 and 2020, respectively. The increase in operating margins was due to higher selling prices and sales volume, lower insurance costs, depreciation expense, share-based compensation expense and legal fees, partially offset by an increase in cost of material.

Business Segment Results

The following table sets forth our net sales and operating profit margins by business segment, in thousands:

	Nine Months Ended September 30,
	2021	2020	Percent Change
Net sales by business segment:
Installation	$1,751,278	$1,434,648	22.1%
Distribution	801,363	674,672	18.8%
Intercompany eliminations	(129,831)	(112,769)
Net sales	$2,422,810	$1,996,551	21.3%

Operating profit by business segment (a):
Installation	$277,748	$213,136	30.3%
Distribution	125,403	81,612	53.7%
Intercompany eliminations	(21,050)	(18,169)
Operating profit before general corporate expense	382,101	276,579	38.2%
General corporate expense, net (b)	(24,124)	(24,610)
Operating profit	$357,977	$251,969	42.1%

Operating profit margins:
Installation	15.9%	14.9%
Distribution	15.6%	12.1%
Operating profit margin before general corporate expense	15.8%	13.9%
Operating profit margin	14.8%	12.6%

Installation

Sales

Sales in our Installation segment increased $316.6 million, or 22.1 percent, for the nine months ended September 30, 2021, as compared to the same period in 2020.  The increase was due to a 11.5 percent impact from our acquisitions, a 5.7 percent increase in sales volume and a 4.9 percent increase from higher selling prices.

Operating margins

Operating margins in our Installation segment were 15.9 percent and 14.9 percent for the nine months ended September 30, 2021 and 2020, respectively.  The increase in operating margins was driven by higher sales volume and selling prices, lower insurance costs, depreciation expense and legal fees, partially offset by an increase in cost of material.

Distribution

Sales

Sales in our Distribution segment increased $126.7 million, or 18.8 percent, for the nine months ended September 30, 2021, as compared to the same period in 2020.  This increase was due to a 10.4 percent increase due to higher selling prices, a 7.1 percent increase in sales volume, and a 1.3 percent impact from our acquisitions.

Operating margins

Operating margins in our Distribution segment were 15.6 percent and 12.1 percent for the nine months ended September 30, 2021 and 2020, respectively.  The increase in operating margins was driven by higher sales volume and selling prices, lower insurance expense and depreciation expense, partially offset by an increase in cost of material.

OTHER ITEMS

Other expense, net

Other expense, net, which primarily consisted of interest expense, was $31.9 million and $24.3 million for the nine months ended September 30, 2021 and 2020, respectively. The increase was driven by costs incurred to redeem our 5.625% Senior Notes in 2021, partially offset by lower interest rates on our 3.625% Senior Notes and borrowings under the Amended Credit Agreement during the second quarter.

Income tax expense

Income tax expense was $80.5 million, an effective tax rate of 24.7 percent, for the nine months ended September 30, 2021 compared to $51.4 million, an effective tax rate of 22.6 percent, for the comparable period in 2020. The tax rate for nine months ended September 30, 2021 was higher due to permanent items including share-based compensation partially offset by state tax adjustments and a favorable return to accrual adjustment.

Cash Flows and Liquidity

Significant sources (uses) of cash and cash equivalents are summarized for the periods indicated, in thousands:

	Nine Months Ended September 30,
	2021	2020
Changes in cash and cash equivalents:
Net cash provided by operating activities	$309,505	$255,723
Net cash used in investing activities	(247,050)	(46,324)
Net cash used in financing activities	(64,556)	(78,868)
(Decrease) increase for the period	$(2,101)	$130,531

Net cash flows provided by operating activities increased $53.8 million for the nine months ended September 30, 2021, as compared to the prior year period. The change was primarily due to an increase in net income, partially offset by the impact of higher working capital seen in Accounts Receivable, Inventory, and Accounts Payable.

Net cash used in investing activities was $247.1 million for the nine months ended September 30, 2021, primarily composed of $205.0 million for acquisitions and $42.3 million for purchases of property and equipment, primarily vehicles.  Net cash used in investing activities was $46.3 million for the nine months ended September 30, 2020, primarily composed of $27.2 million for purchases of property and equipment, primarily vehicles, and $21.5 million for acquisitions, partially offset by $2.3 million in proceeds from the sale of property and equipment.

Net cash used in financing activities was $64.6 million for the nine months ended September 30, 2021.  During the nine months ended September 30, 2021, we used $35.6 million for the repurchase of common stock pursuant to the 2019 Repurchase Program, $16.3 million net payments for redemption of our 5.625% Senior Notes, issuance of our 3.625% Senior Notes, proceeds from the increase in our term loan from our Amended Credit Agreement, and payments on equipment notes, $6.5 million in debt issuance costs as a result of entering into our Amended Credit Agreement and 3.625% Senior Notes, and $5.5 million net activity related to exercise of share-based incentive awards and stock options.  Net cash used in financing activities was $78.9 million for the nine months ended September 30, 2020.  During the nine months ended September 30, 2020, we used $43.1 million for the repurchase of common stock pursuant to the 2019 Repurchase Program, $19.2 million for payments on our term loan under our Amended Credit Agreement and on our equipment notes, $14.8 million on purchases of common stock for tax withholding obligations related to the vesting and exercise of share-based incentive awards, and $2.3 million in debt issuance costs as a result of entering into a new term loan and revolving credit facility.

Our liquidity at September 30, 2021 consisted of $327.9 million of cash and $381.9 million available borrowing capacity under our Revolving Facility.  We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to support our ongoing operations and working capital needs.

The following table summarizes our liquidity, in thousands:

	As of
	September 30,	December 31,
	2021	2020
Cash and cash equivalents (a)	$327,906	$330,007

Revolving Facility	450,000	450,000
Less: standby letters of credit	(68,111)	(60,382)
Availability under Revolving Facility	381,889	389,618

Total liquidity	$709,795	$719,625

(a) Our cash and cash equivalents consist of AAA-rated money market funds as well as cash held in our demand deposit accounts.

We occasionally use performance bonds to ensure completion of our work on certain larger customer contracts that can span multiple accounting periods.  Performance bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed.  We also have bonds outstanding for license and insurance.  Information regarding our outstanding bonds as of September 30, 2021 is incorporated by reference from Note 15 – Other Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

In October 2021, we amended our credit agreement to, among other things, increase the commitments available under the revolving facility from $450.0 million to $500.0 million and provide for a new $300.0 million delayed draw term loan facility.  Additionally, in October 2021, we acquired DI, a leading North American specialty distributor and custom fabricator of mechanical insulation and related accessories to the industrial and commercial end-markets, for approximately $1.0 billion in cash.  The purchase price of the DI acquisition was funded by cash on hand and the net proceeds from the new delayed draw term loan and our $500.0 million 4.125% Senior Notes, which bears interest at 4.125% and matures in February 2032.

OUTLOOK

The demand for housing is outpacing supply, however labor and material shortages continue to limit the speed at which new homes can be built to meet this increased demand. All trades in our industry are experiencing constrained capacity, specifically in fiberglass and spray foam, resulting in manufacturers increasing costs on products. We expect both TruTeam and Service Partners to drive higher selling prices throughout the year in response to these cost increases. The increased demand for housing, combined with low interest rates and home affordability balance, should result in a continued strong outlook for the residential construction industry.

Similarly, the commercial business is poised to see improvement extending beyond 2021 as delayed projects get back on track. Bid activity remains strong, but commercial markets are experiencing delays due to supply chain disruptions, labor shortages, and social distancing protocols on job sites. Management is continuing to evaluate every aspect of our business, including monitoring ongoing developments related to the COVID-19 pandemic, however we remain cautiously optimistic about the future of this market.

OFF-BALANCE SHEET ARRANGEMENTS

We had no material off-balance sheet arrangements during the quarter ended September 30, 2021, other than short-term leases, letters of credit, and performance and license bonds, which have been disclosed in Part 1, Item 1 of this Quarterly report.

CONTRACTUAL OBLIGATIONS

There have been no material changes to our contractual obligations from those previously disclosed in our Annual Report for the year ended December 31, 2020, as filed with the SEC on February 23, 2021, except for the amendment to our Original Credit Agreement on March 8, 2021 and completion of a private offering of our 4.125% Senior Notes on March 15, 2021 for which the proceeds were used to redeem 100% of our 5.625% Senior Notes. See further information as disclosed in Note 5 – Long Term Debt in our unaudited condensed consolidated financial statements contained in Part 1, Item 1 of this Quarterly Report.  In addition, see Note 16 – Subsequent Events in our unaudited condensed consolidated financial statements contained in Part 1, Item 1 of this Quarterly Report for transactions completed after September 30, 2021.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

On March 8, 2021, the Company entered into the Amended Credit Agreement, which renewed, amended and restated the Original Credit Agreement. The Amended Credit Agreement consists of a senior secured term loan facility in the amount of $300.0 million and a Revolving Facility in the amount of $450.0 million.  We also have outstanding 3.625% Senior Notes with an aggregate principal balance of $400.0 million.  The 3.625% Senior Notes bear a fixed rate of interest and therefore are excluded from the calculation below as they are not subject to fluctuations in interest rates.

Interest payable on both the term loan facility and Revolving Facility under the Amended Credit Agreement is based on a variable interest rate.  As a result, we are exposed to market risks related to fluctuations in interest rates on this outstanding indebtedness.  As of September 30, 2021, we had $296.3 million outstanding under our term loan facility, and the applicable interest rate as of such date was 1.08%.  Based on our outstanding borrowings under the Amended Credit Agreement as of September 30, 2021, a 100 basis point increase in the interest rate would result in a $2.9 million increase in our annualized interest expense.  There was no outstanding balance under the Revolving Facility as of September 30, 2021.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the most recent fiscal quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding the repurchase of our common stock for the three months ended September 30, 2021, in thousands, except share and per share data:

Period	Total Number of Shares Purchased	Average Price Paid per Common Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2021 - July 31, 2021	56,550	$190.88	56,550	$205,130
August 1, 2021 - August 31, 2021	3,555	$203.70	3,555	$204,406
September 1, 2021 - September 30, 2021	—	$—	—	$204,406
Total	60,105	$191.64	60,105

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

INDEX TO EXHIBITS

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Title	Form	Exhibit	Filing Date	Herewith
2.1	Agreement and Plan of Merger, dated as of September 7, 2021, by and among DI Parent, LP, DI Super Holdings, Inc. TopBuild Corp., Diameter Merger Co., and Advent International GPE VII, LLC	8-K	2.1	9/8/2021

10.1	TopBuild Corp. Executive Severance Plan as Amended and Restated Effective August 25, 2021	8-K	10.1	8/26/2021

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1‡	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2‡	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

‡Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOPBUILD CORP.

By:	/s/ John S. Peterson
Name:	John S. Peterson
Title:	Vice President and Chief Financial Officer
(Principal Financial Officer)

November 2, 2021