Form 10-K
period 2021-12-31
TopBuild Corp
filed 2022-02-22
CIK 1633931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

☐Yes            ⌧ No

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based on the closing price of $197.78 per share as reported on the New York Stock Exchange on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $6.5 billion.

Number of shares of common stock outstanding as of February 14, 2022:  32,927,185

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2021 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2021, are incorporated by reference into Part III of this Form 10-K.

TOPBUILD CORP.

GLOSSARY

We use acronyms, abbreviations, and other defined terms throughout this Annual Report on Form 10-K, as defined in the glossary below:

Term	Definition
3.625% Senior Notes	TopBuild's 3.625% senior unsecured notes issued March 15, 2021 and due March 15, 2029
4.125% Senior Notes	TopBuild's 4.125% senior unsecured notes issued October 14, 2021 and due February 15, 2032
5.625% Senior Notes	TopBuild's 5.625% senior unsecured notes which were due on May 1, 2026 and redeemed in full on March 15, 2021
2015 LTIP	2015 Long-Term Incentive Program authorizes the Board to grant stock options, stock appreciation rights, restricted shares, restricted share units, performance awards, and dividend equivalents
2019 ASR Agreement	$50 million accelerated share repurchase agreement with Bank of America, N.A.
2019 Repurchase Program	$200 million share repurchase program authorized by the Board on February 22, 2019
2021 Repurchase Program	$200 million share repurchase program authorized by the Board on July 26, 2021
ABS	American Building Systems, Inc.
Amendment No. 1 to Credit Agreement	Amendment No. 1 to the Credit Agreement dated March 8, 2021
Amendment No. 2 to Credit Agreement	Amendment No. 2 to the Credit Agreement dated October 7, 2021
Annual Report	Annual report filed with the SEC on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Board	Board of Directors of TopBuild
BofA	Bank of America, N.A.
Cooper	Cooper Glass Company, LLC
Current Report	Current report filed with the SEC on Form 8-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
DI	DI Super Holdings, Inc.
EBITDA	Earnings before interest, taxes, depreciation, and amortization
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Generally accepted accounting principles in the United States of America
Garland	Garland Insulating, Ltd.
Hunter	J.P. Hunter Enterprises, Inc.
IBR	Incremental borrowing rate, as defined in ASC 842
Lenders	Bank of America, N.A., together with the other lenders party to "Credit Agreement"
LCR	L.C.R. Contractors, LLC
LIBOR	London interbank offered rate
Masco	Masco Corporation
Net Leverage Ratio	As defined in the “Credit Agreement,” the ratio of outstanding indebtedness, less up to $100 million of unrestricted cash, to EBITDA
NYSE	New York Stock Exchange
Credit Agreement

Senior secured credit agreement and related security and pledge agreement dated May 5, 2017, as amended and restated on March 20, 2020, and further amended by Amendment No. 1 to Credit Agreement and Amendment No. 2 to Credit Agreement

Quarterly Report	Quarterly report filed with the SEC on Form 10-Q pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
ROU	Right of use (asset), as defined in ASC 842
RSA	Restricted stock award
SEC	United States Securities and Exchange Commission
Secured Leverage Ratio	As defined in the “Credit Agreement,” the ratio of outstanding indebtedness, including letters of credit, to EBITDA
Separation	Distribution of 100 percent of the outstanding capital stock of TopBuild to holders of Masco common stock
TopBuild	TopBuild Corp. and its wholly-owned consolidated domestic subsidiaries. Also, the "Company," "we," "us," and "our"
Valley	Valley Gutter Supply, Inc.
Viking	Viking Insulation Co.

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

PART I

Item 1.  BUSINESS

Overview

TopBuild Corp., headquartered in Daytona Beach, Florida, is a leading installer and specialty distributor of insulation and other building material products to the construction industry in the United States and Canada.  On July 1, 2015, we began trading on the NYSE under the symbol “BLD.”

Segment Overview

We operate in two segments: our Installation segment, which accounts for 68% of our sales, and our Specialty Distribution segment, which accounts for 32% of our sales.

We believe that having both Installation and Specialty Distribution provides us with a number of distinct competitive advantages.  First, the combined buying power of our two business segments, along with our scale, strengthens our ties to the major manufacturers of insulation and other building material products.  This helps to ensure we are buying competitively and ensures the availability of supply to our local branches and distribution centers.   The overall effect is driving efficiencies through our supply chain.  Second, being a leader in both installation and specialty distribution allows us to reach a broader set of builders and contractors more effectively, regardless of their size or geographic location in the U.S. and Canada, and leverage housing and commercial construction growth wherever it occurs.  Third, during housing industry downturns, many insulation contractors who buy directly from manufacturers during industry peaks return to purchasing through specialty distributors.  As a result, this helps to reduce our exposure to cyclical swings in our business.

Installation

We provide insulation installation services nationwide through our contractor services business which has approximately 235 branches located across the United States.

Various insulation applications we install include:

●	Fiberglass batts and rolls
●	Blown-in loose fill fiberglass
●	Polyurethane spray foam
●	Blown-in loose fill cellulose

In addition to insulation products, which represented 79% of our Installation segment’s sales during the year ended December 31, 2021, we install other building products including glass and windows, rain gutters, afterpaint products, fireproofing, garage doors, and fireplaces.

We handle every stage of the installation process including material procurement supplied by leading manufacturers, project scheduling and logistics, multi-phase professional installation, and installation quality assurance.  The amount of insulation installed in a new home or commercial building is regulated by various building and energy codes.

Our Installation customer base includes national and regional single-family homebuilders, single-family custom builders, multi-family builders, commercial general contractors, remodelers, and individual homeowners.

Through our TopBuild Home Services, Inc. subsidiary (“Home Services”) and our Environments for Living® program, we offer services and tools designed to assist builders with applying the principles of building science to new home construction.  We offer pre-construction plan reviews using industry-standard home-energy analysis software, various inspection services, and diagnostic testing.  Home Services is one of the top ten Home Energy Rating System Index (HERS) raters in the U.S.

Specialty Distribution

We distribute building and mechanical insulation, insulation accessories and other building product materials for the residential, commercial, and industrial end markets through our Specialty Distribution business. In addition to insulation and accessories, we distribute rain gutters, fireplaces, closet shelving, and roofing materials, among other items. Insulation and insulation accessories, primarily fiberglass and spray foam, comprise approximately 82% of our Specialty Distribution sales.  We have approximately 155 distribution centers across the United States and 18 branches in Canada. Our customer base consists of thousands of insulation contractors of all sizes serving a wide variety of commercial and industrial industries, gutter contractors, weatherization contractors, other contractors, dealers, metal building erectors, and modular home builders.

For further information on our segments, see Item 8. Financial Statements and Supplementary Data – Note 8. Segment Information.

Demand for Our Products and Services

Demand for our insulation products and services is driven by new single-family residential and multi-family home construction, commercial and industrial construction, residential remodel and repair activity, commercial and industrial maintenance and repair, and the growing need for more energy efficient homes, commercial structures, and industrial plants.  Being a leader in both insulation installation and specialty distribution allows us to reach a broader set of customers more effectively.  We recognize that competition for the installation and sale of insulation and other building material products occurs in localized geographic markets in the U.S. and Canada, and, as such, our operating model is based on geographically diverse branches along with building and maintaining local customer relationships.  At the same time, our local operations benefit from centralized functions such as purchasing, information technology, sales and marketing support, and credit and collections.

Activity in the construction industry is seasonal, typically peaking in the summer months.  Because installation of insulation historically lags housing starts by several months, we generally see a corresponding benefit in our operating results during the third and fourth quarters.

Competitive Advantages

The market for the distribution and installation of building product materials is highly fragmented and competitive.  Barriers to entry for local competitors are relatively low, increasing the risk that additional competitors will emerge.  Our ability to maintain our competitive position depends on a number of factors including our scale, sales channels, diversified product lines, operation capabilities, strong local presence, the unique ability to offset decreases in demand for services with our Specialty Distribution business, and strong cash flows.

Scale.  Within our geographic footprint, we provide products and services to each major construction line of business in the U.S. and provide industrial and commercial products in Canada.  Our scale and local market presence combined with our various centralized corporate functions and corporate executive management team, enable us to successfully compete as we:

●	Leverage systems, management, and best practice processes across both our Installation and Specialty Distribution businesses;

●	Provide national and regional home builders and commercial general contractors with broad geographic reach, while maintaining consistent policies and practices that enable reliable, high-quality products and services across many geographies and building sites;

●	Provide designers and installers of mechanical systems for commercial and industrial buildings technical knowledge and expertise and value-add fabrication services

●	Leverage our strong ties to major manufacturers of insulation and other building products to help ensure we are buying competitively, maintaining our supply to our local branches and distribution centers, and driving efficiencies throughout our supply chain;

●	Provide consistent, customized support and geographic coverage to our customers; and

●	Maintain an operating capacity that allows us to ramp-up rapidly, without major incremental investment, to target forecasted growth in housing starts and construction activity in each of our lines of business throughout the U.S. and Canada.

Two avenues to reach builders and contractors.  We believe that having both installation and specialty distribution businesses provides a number of advantages to reaching our customers and driving share gains.  Our Installation business customer base includes builders of all sizes.  Our branches go to market with the local brands that regional and custom builders recognize and value, and our national footprint is appealing to large builders who value consistency across a broad geography.  Our Specialty Distribution business focuses on selling to small contractors who generally have strong local relationships with smaller custom builders and general contractors, and to industrial general contractors and facilities requiring customized solutions on a recurring basis.  Being a leader in both installation and specialty distribution allows us to more effectively reach a broader set of builder customers and contractors, regardless of their size or geographic location within the U.S. and Canada, and leverage new construction housing, commercial and industrial growth wherever it occurs.

Diversified lines of business.  In response to the housing downturn in prior years and to mitigate the cyclicality of residential new home construction, we expanded and enhanced our ability to serve the commercial construction line of business.  This included expanding our commercial operations and sales capacity, adding commercial product offerings, developing relationships with commercial general contractors, and building our expertise and reputation for quality service for both light and heavy commercial construction projects. Although commercial construction is affected by many of the same macroeconomic and local economic factors that drive residential new construction, commercial construction has historically followed different cycles than residential new construction.

Strong local presence.  Competition for the installation and sale of insulation and other building material products to builders occurs in localized geographic markets throughout the U.S. and Canada.  Builders and contractors in each local market have different options in terms of choosing among insulation installers and specialty distributors for their projects, and value local relationships, quality, and timeliness.  Our Installation branches are locally branded businesses that are recognized within the communities in which they operate.  Our Service Partners distribution centers service primarily local contractors, lumberyards, retail stores and others who, in turn, service local homebuilders and other customers, while our Distribution International distribution centers service primarily industrial customers with customized recurring requirements.  Our operating model, in which individual branches and distribution centers maintain local customer relationships, enables us to develop local, long-tenured relationships with these customers, build local reputations for quality, service and timeliness, and provide specialized products and personalized services tailored to a geographic region or customer.  At the same time, our local operations benefit from centralized functions, such as purchasing, information technology, sales support, and credit and collections, and the resources and scale efficiencies of an installation and distribution business that has a presence across the U.S. and Canada.

Unique ability to offset decreases in demand for services with our Specialty Distribution business.  During industry downturns many insulation contractors, who buy directly from manufacturers during industry peaks, return to purchasing through distributors for small, “Less Than Full Truckload” shipments. This drives incremental customers to our Specialty Distribution business during these points in the business cycle, offsetting decreases in demand for installation services in our Installation business because of a downturn.  We believe that our leadership position in both installation and specialty distribution helps to reduce exposure to cyclical swings in our lines of business.

Strong cash flow and favorable working capital fund organic growth.  Over the last several years, we have reduced fixed costs and improved our labor utilization.  As a result, we can achieve profitability at lower levels of demand as compared to historical periods.  For further discussion on our cash flows and liquidity, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.

Major Customers

We have a diversified portfolio of customers and no single customer accounted for more than three percent of our total revenues for the year ended December 31, 2021.  Our top ten customers accounted for approximately 11 percent of our total sales in 2021.

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

Human Capital

As a leading installer of insulation and specialty distributor of insulation and building material products to the construction industry in the U.S. and Canada, our performance relies heavily on human capital and relationships with customers and suppliers.  Accordingly, our success depends on our ability to attract, retain, protect, and develop our employees.  To support these objectives, we have designed and implemented a human capital management program that fosters a culture of inclusivity, collaboration, support, and innovation where every voice is welcome, heard, and respected.

Safety

The success of our business is fundamentally connected to safety.  A primary responsibility of our employees is to provide a safe environment for their co-workers, our customers, and our suppliers.  Safety is one of our core values and is engrained in our culture and is an important measure in how we rate our success as a company.  To align our leadership team with our safety goals, a portion of our leadership’s incentive compensation is tied to our safety performance.

Our goal is to have zero incidents, which we strive to achieve by providing our employees with ongoing, specialized safety training sessions, information, and programs.  This training commences at hiring, with additional sessions delivered at every branch operation and at our Branch Support Center in Daytona Beach, Florida throughout the year.  During 2021, we assigned each of our field employees an average of 15.6 hours of safety training.

We closely monitor OSHA reportable injuries and conduct extensive research to better understand and improve our work environments.  We disclose our incident rates and lost time case rate in the ESG section of our website and have seen continuous improvement in our safety performance year-over-year as indicated in the tables below.  In 2021, our incident rate improved by over 7% to 2.59 per the OSHA guidelines, and our lost time case rate remains below industry averages and continues to improve.

Our incident rate does not include acquisitions or potential work-related COVID-19 exposures, for which we have implemented additional safety measures at all our branches and on worksites, including increasing the frequency of regular cleaning and disinfecting processes at our facilities, adhering to social distancing protocols, limiting the number of workers on our jobsites, providing paid time for vaccinations, and offering remote/hybrid work schedules for employees in our support centers in Daytona Beach, Florida, Houston, Texas and Greenville, South Carolina.

Employee Demographics and Recruiting

As of December 31, 2021, we had 13,006 employees (excluding contingent workers), of which 7,847 were installers.  Approximately 1,000 of our employees are currently covered by 65 collective bargaining agreements that expire on various dates through 2024.  We believe that our relationship with our unions is good.

The residential new construction housing market remained strong through 2021, which continued the shortage of construction industry labor.  To attract and retain experienced employees in such a tight labor market, we strive to offer a competitive compensation and benefits program that meets diverse employee needs, such as flexibility in schedule and hybrid workplace opportunities, tuition reimbursement, matching 401k contributions, multiple dental and medical plan options, and paid time off, including for entry-level employees.  We continually assess the construction industry and labor market to refine our compensation and benefits program, with the goal of being an employer of choice and maintaining the strength of our workforce.

We take proactive steps to recruit construction labor, including our Friends and Family Referral Program which we introduced in the second half of 2020.  This program has been very successful, leading to the hiring and retention of 1,192 installers in 2021.  In addition to hiring directly from the local communities in which our branches operate, we leverage our national employer brand to partner with organizations that help engage talent with diverse backgrounds, including veterans, refugees, and trade students.

To build a pipeline of leadership talent, we recruit internally and externally into our Manager in Training program, which fosters development of participants into leaders of our company and high performers in our industry.  The program lasts 12-24 months and participants are supported by our executive management team as they are immersed in all aspects of our operations and directly serve and support our customers and suppliers.  At any time, we have 15-20 employees enrolled in our Manager in Training program and, upon completion of the program, they are promoted into branch leadership roles within our company.

Diversity and Inclusion

We are taking steps as an employer to champion diversity and inclusion.  As of December 31, 2021, our employees self-identified as 43.1% Hispanic, 38.6% White, 7.6% Black, and 10.7% Other or Undisclosed.  Our employees represent a higher racial diversification in comparison to both the construction industry and the total U.S. workforce, as reported by the Bureau of Labor Statistics (December 2021).  In addition, our workforce gender representation as of December 31, 2021 was comparable to the U.S. construction industry. Our corporate leadership team (Managers and above) self-identifies as approximately 45% female and 19% non-white or undisclosed.

*Sums to >100% due to multi-racial reporting.

We acknowledge and are committed to respecting and upholding the human rights and dignity of all individuals within our operations.  We have adopted a company-wide Human Rights policy, which is designed to promote a workplace that values and respects the contributions and perspectives of all employees from a variety of backgrounds, skills, and experiences.  Company policies, including the Human Rights Policy, are published in the ESG section of our website.

Community Involvement

We aim to give back to the communities in which we live and work, and we believe this goal helps us attract and retain employees.  Guided by our strong values and a spirit of service, we have established long-term partnerships with Habitat for Humanity and The Salvation Army.  We host an annual fundraiser for Habitat for Humanity and have raised a total of $2M in the last 5 years through this event alone.  Our branches also support their local affiliates throughout the year by donating material and volunteering for Habitat for Humanity builds around the country.  In addition to supporting Habitat for Humanity, we are also a sponsor of the Salvation Army’s Angel Tree initiative, which provides new clothing and toys to families in need each year during the holiday season.  We also partnered closely with the NASCAR foundation in 2021, and sponsored playset builds for pediatric cancer patients.  Finally, for the 4th year running, we sponsored Payit4ward’s annual back to school drive over the summer, which provided supplies and backpacks to thousands of children.  These efforts positively impact our teams and their local communities, while showcasing two of our core values – Unity and Community.

Employee Feedback

Employee satisfaction with and engagement in our workplace is important to us as we continue to establish and develop our initiatives to create a positive employee experience.  We conduct an employee survey bi-annually, most recently in 2021, and 62% of our employees responded.  Our engagement index score was 84%.  This score is made up of key questions related to pride in the company, sense of accomplishment, and intent to stay.  We shared the results with our leadership at all levels and locations and with our Board.  The leaders reviewed areas of satisfaction and dissatisfaction and worked with their teams to prioritize actions and activities in response.  Overall areas of strength include employee perception of a solid culture of safety within our company and satisfaction with our company’s direction and culture.

Executive Officers

Set forth below is information about our executive officers. There are no family relationships among any of the officers named below.

Robert M. Buck, age 52

●	Chief Executive Officer and President since January 1, 2021
●	President and Chief Operating Officer from June 2015 – December 2020
●	Group Vice President of Masco from 2014 – June 2015, responsible for the Installation and Other Services Segment consisting of both Masco Contractor Services and Specialty Distribution
●	President of Masco Contractor Services from 2009 – 2014

John S. Peterson, age 63

●	Vice President and Chief Financial Officer since June 2015
●	Executive Vice President, Chief Financial Officer of Masco Contractor Services from November 2010 – June 2015
●	Chief Financial Officer of Masco Retail Cabinet Group, from 2006 – 2010

Luis F. Machado, age 59

●	Vice President, General Counsel and Corporate Secretary since August 2020
●	Vice President, General Counsel and Secretary of CTS Corporation from 2015 – August 2020
●	Senior Vice President, Legal, and Assistant Secretary of L Brands, Inc. from 2010 – 2015

Jennifer J. Shoffner, age 49

●	Chief Human Resources Officer since August 2020
●	Vice President, Talent Management from February 2020 – August 2020
●	Vice President, Human Resources of Liberty Hardware, a Masco Company, from 2006 – 2011 and 2013 – January 2020

Robert M. Kuhns, age 48

●	Vice President, Controller since July 2018
●	Senior Director, Assistant Corporate Controller of Mohawk Industries, Inc. from July 2015 – July 2018
●	Senior Director, International Finance of Mohawk Industries, Inc. from March 2013 – July 2015

Steven P. Raia, age 66

●	President, TruTeam Operations since March 2019
●	Senior Vice President of Operations, from November 2015 – March 2019
●	Various operations management and roles in insulation businesses prior to 2015

Robert J. Franklin, age 62

●	President, Service Partners Operations since September 2019
●	Vice President of Operations, TruTeam from 2017 – September 2019
●	Regional Leader, TruTeam from 2015 – 2016
●	Various operations management and roles in insulation businesses prior to 2015

Legislation and Regulation

We are subject to U.S. federal, state, and local regulations, particularly those pertaining to health and safety (including protection of employees and consumers), labor standards/regulations, contractor licensing, and environmental issues.  In addition to complying with current effective requirements and requirements that will become effective at a future date, even more stringent requirements could eventually be imposed on our industries.  Additionally, some of our products and services may require certification by industry or other organizations.  Compliance with these regulations and industry standards may require us to alter our specialty distribution and installation processes and our sourcing, which could adversely impact our competitive position.  Further, if we do not effectively and timely comply with such regulations and industry standards, our operating results could be negatively affected.

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

The principal building products that we install and distribute have been subject to price changes in the past, some of which have been significant.  Our results of operations for individual quarters can be, and have been, hurt by a delay between the time building product or material cost increases are implemented and the time we are able to increase prices for our installation or specialty distribution services, if at all.  Our supplier purchase prices may depend on our purchasing volume or other arrangements with any given supplier. While we have been able to achieve cost savings through volume purchasing or other arrangements with suppliers in the past, we may not be able to consistently continue to receive advantageous pricing for the products we distribute and install.  If we are unable to maintain purchase pricing consistent with prior periods or are unable to pass on price increases, our costs could increase and our margins may be adversely affected.

The development of alternatives to distributors in the supply chain could cause a decrease in our sales and operating results and limit our ability to grow our business.

Our Specialty Distribution customers could begin purchasing more of their products directly from manufacturers, which would result in decreases in our net sales and earnings.  Our suppliers could invest in infrastructure to expand their own local sales force and sell more products directly to our Specialty Distribution customers, which also would negatively impact our business.

New product innovations or new product introductions could negatively impact our business.

New product innovations or new product introductions could negatively impact demand for the products we install and distribute.

We may not be able to identify new products or new product lines and integrate them into our specialty distribution network, which may impact our ability to compete.  Our expansion into new markets may present competitive, distribution, and regulatory challenges that differ from current ones.

Our business depends, in part, on our ability to identify future products and product lines that complement existing products and product lines and that respond to our customers’ needs. We may not be able to compete effectively unless our product selection keeps up with trends in the markets in which we compete, or trends in new products, which could cause us to lose market share. Our expansion into new markets, new products, or new product lines may present competitive, distribution and regulatory challenges, as well as divert management’s attention away from our core business. In addition, our ability to integrate new products and product lines into our specialty distribution network could affect our ability to compete.

Risks Relating to Potential Closures due to Events Beyond Our Control

Events beyond our control may negatively impact demand for our services or the products we distribute.

A variety of events uncontrollable by us may reduce demand for our services or the products that we distribute, impair our ability to deliver our services or products on schedule, or increase the cost of delivering our services or products. Demand for our services or products is dependent on a variety of macroeconomic factors, such as employment levels, interest rates, changes in stock market valuations, consumer confidence, housing demand, availability of financing for home buyers, availability and prices of new homes compared to existing inventory, and demographic trends. These factors, in particular consumer confidence, can be significantly adversely affected by a variety of factors beyond our control, including: catastrophic events or natural disasters (such as hurricanes, floods, wildfires, earthquakes, droughts, excessive heat or rain, epidemics, pandemics, and terrorist attacks); international, political or military developments; and significant volatility in debt and equity markets. Certain of these events can also have a serious impact on our customer’s ability to develop residential communities or commercial projects, could cause delays in, prevent the completion of, or increase the cost of, developing one or more of them, or could negatively impact our industrial customers’ utilization of their facilities, any of which in turn could harm our sales and results of operations.

The ongoing COVID-19 Pandemic may cause further business and market disruptions, impacting demand for our services or the products we distribute, our ability to provide services, or our results of operations or financial condition.

There remains significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. economy and consumer confidence. The extent to which COVID-19 impacts our results will continue to depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19, new or additional strains of COVID-19, and the actions taken to contain it or treat its impact. While we have not seen a significant impact on our business resulting from COVID-19 to date, if the virus causes significant negative impacts to economic conditions or consumer confidence, our results of operations and financial condition could be adversely impacted. While we are currently able to operate in all of our locations, there is no guarantee that the services we provide will continue to be allowed or that other events making the provision of our services challenging or impossible, will not occur. For example, if there are surges in levels of COVID-19 infections in certain states, those states may respond by, among other things, deeming residential and commercial construction as nonessential or limiting or restricting the ability of our labor force to travel or perform their job function.

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

Changes in employment and immigration laws may adversely affect our business.

Various federal and state labor laws govern the relationship with our employees and impact operating costs.  These laws include:

●	employee classification as exempt or non-exempt for overtime and other purposes;

●	workers’ compensation rates;

●	immigration status;

●	mandatory health benefits;

●	tax reporting; and

●	other wage and benefit requirements.

We have a significant exposure to changes in laws governing our relationships with our employees, including wage and hour laws and regulations, fair labor standards, minimum wage requirements, overtime pay, unemployment tax rates, workers’ compensation rates, citizenship requirements, and payroll taxes, as well as vaccination and testing mandates which may be imposed in connection with the occurrence of pandemic or health concerns, which changes would have a direct impact on our operating costs.  Significant additional government-imposed increases in the preceding areas could have a material adverse effect on our business, financial condition, and results of operations.

In addition, various states in which we operate are considering or have already adopted new immigration laws or enforcement programs, and the U.S. Congress and Department of Homeland Security from time to time consider and implement changes to federal immigration laws, regulations, or enforcement programs.  These changes may increase our compliance and oversight obligations, which could subject us to additional costs and make our hiring process more cumbersome, or reduce the availability of potential employees. Although we verify the employment eligibility status of all our employees, including through participation in the “E-Verify” program where required, some of our employees may, without our knowledge, be unauthorized workers.  Use of the verification tools and/or “E-Verify” program does not guarantee that we will properly identify all applicants who are ineligible for employment.  Unauthorized workers are subject to deportation and may subject us to fines or penalties and, if any of our workers are found to be unauthorized, we could experience adverse publicity that negatively impacts our brand and may make it more difficult to hire and retain qualified employees, which could disrupt our operations.  We could also become subject to fines, penalties, and other costs related to claims that we did not fully comply with all recordkeeping obligations of federal and state immigration laws. These factors could have a material adverse effect on our business, financial condition, and results of operations.

Union organizing activity and work stoppages could delay or reduce availability of products that we install and increase our costs.

Approximately 1,000 of our employees are currently covered by collective bargaining or other similar labor agreements that expire on various dates through 2024.  Any inability by us to negotiate collective bargaining arrangements could cause strikes or other work stoppages, and new contracts could result in increased operating costs.  If any such strikes or other work stoppages occur, or if other employees become represented by a union, we could experience a disruption of our operations and higher labor costs.  Further, if a significant number of additional employees were to unionize, including in the wake of any future legislation or regulation that makes it easier for employees to unionize, these risks would increase.  In addition, certain of our suppliers have unionized work forces, and certain of the products we install and/or distribute are transported by unionized truckers.  Strikes, work stoppages, or slowdowns could result in slowdowns or closures of facilities where the products that we install and/or distribute are manufactured, or could affect the ability of our suppliers to deliver such products to us.  Any interruption in the production or delivery of these products could delay or reduce availability of these products and increase our costs.

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

We have made, and in the future may continue to make, strategic acquisitions as part of our growth strategy.  We may be unable to make accretive acquisitions or realize expected benefits of any acquisitions for any of the following reasons:

●	failure to identify attractive targets in the marketplace;

●	increased competition for attractive targets;

●	incorrect assumptions regarding the future results of acquired operations or assets, expected cost reductions, or other synergies expected to be realized as a result of acquiring operations or assets;

●	failure to obtain acceptable financing; or

●	restrictions in our debt agreements.

Our ability to successfully implement our business plan and achieve targeted financial results is dependent on our ability to successfully integrate acquired businesses including, without limitation, our recent acquisition of DI.  The process of integrating acquired businesses, may expose us to operational challenges and risks, including, but not limited to:

●	the ability to profitably manage acquired businesses or successfully integrate the acquired business’ operations, financial reporting, and accounting control systems into our business;

●	the expense of integrating acquired businesses;

●	increased indebtedness;

●	the loss of installers, suppliers, customers or other significant business partners of acquired businesses;

●	the ability to fund cash flow shortages that may occur if anticipated revenue is not realized or is delayed, whether by general economic or market conditions, or unforeseen internal difficulties;

●	the availability of funding sufficient to meet increased capital needs;

●	potential impairment of goodwill and other intangible assets;

●	risks associated with the internal controls and accounting policies of acquired businesses;

●	diversion of management’s attention due to the increase in the size of our business;

●	difficulties in the assimilation of different corporate cultures and business practices;

●	the ability to retain vital employees or hire qualified personnel required for expanded operations;

●	failure to identify all known and contingent liabilities during due diligence investigations; and

●	the indemnification granted to us by sellers of acquired companies may not be sufficient.

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

We may not be able to realize anticipated cost savings, revenue enhancements, or other synergies from future acquisitions, either in the amount or within the time frame that we expect.  In addition, the costs of achieving these benefits may be higher than, and the timing may differ from, what we expect.  Our ability to realize anticipated cost savings, synergies, and revenue enhancements may be affected by a number of factors, including, but not limited to, the following:

●	the use of more cash or other financial resources on integration and implementation activities than we expect;

●	unanticipated increases in expenses unrelated to any future acquisition, which may offset the expected cost savings and other synergies from any future acquisition;

●	our ability to eliminate duplicative back office overhead and redundant selling, general, and administrative functions; and

●	our ability to avoid labor disruptions in connection with the integration of any future acquisition, particularly in connection with any headcount reduction.

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

Risks Relating to Legal and Regulatory Matters

Because we operate our business through highly dispersed locations across the U.S. and Canada, our operations may be materially adversely affected by inconsistent local practices, and the operating results of individual branches and centers may vary.

We operate our business through a network of highly dispersed locations throughout the United States and Canada, supported by executives and services at our Branch Support Center in Daytona Beach, Florida, with local branch management retaining responsibility for day-to-day operations and adherence to applicable local laws.  Our operating structure can make it difficult for us to coordinate procedures across our operations.  In addition, our branches and distribution facilities may require significant oversight and coordination from headquarters to support their growth.  Inconsistent implementation of corporate strategy and policies at the local or regional level could materially and adversely affect our business, financial condition, results of operations, and cash flows.

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

We are subject to federal, state, provincial, and local government regulations, particularly those pertaining to health and safety, including protection of employees and consumers, employment laws, including immigration and wage and hour regulations, contractor licensing, data privacy, and environmental issues.  In addition to complying with current requirements, even more stringent requirements could be imposed in the future.  Compliance with these regulations and industry standards is costly and may require us to alter our installation and distribution processes, product sourcing, or business practices, and makes recruiting and retaining labor in a tight labor market more challenging.  Compliance with these regulations and industry standards could also divert our attention and resources to compliance activities and could cause us to incur higher costs.  Further, if we do not effectively and timely comply with such regulations and industry standards, our results of operations could be negatively affected, and we could become subject to substantial penalties or other legal liability.

We are subject to environmental regulation and potential exposure to environmental liabilities.

We are subject to various federal, state, provincial, and local environmental laws and regulations. Although we believe that we operate our business, including each of our locations, in compliance with applicable laws and regulations and maintain all material permits required under such laws and regulations to operate our business, we may be held liable or incur fines or penalties in connection with such requirements. In addition, environmental laws and regulations, including those related to energy use and climate change, may become more stringent over time, and any future laws and regulations could have a material impact on our operations or require us to incur material additional expenses to comply with any such future laws and regulations.

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

Each of our lines of business is impacted by building codes and consumer preferences, including a growing focus on energy efficiency.  Our competitive advantage is due, in part, to our ability to respond to changes in consumer preferences and building codes.  However, if our installation and distribution services and our leadership in building sciences do not adequately or quickly adapt to changing preferences and building standards, we may lose market share to competitors, which would adversely affect our business, results of operation, financial condition, and cash flows.  Further, our growth prospects could be harmed if consumer preferences and building standards evolve more slowly than we anticipate towards energy efficient service offerings, which are more profitable than minimum code service offerings.

Risks Relating to the Industry in Which We Operate

Our business relies on residential new construction activity, and to a lesser extent on residential repair/remodel, commercial construction activity, and industrial manufacturing activity, all of which are cyclical.

Demand for our services is cyclical and highly sensitive to general macroeconomic and local economic conditions over which we have no control.  Macroeconomic and local economic conditions, including consumer confidence levels, fluctuations in home prices, unemployment and underemployment levels, income and wage growth, student loan debt, household formation rates, mortgage tax deduction limits, the age and volume of the housing stock, the availability of home equity loans and mortgages and the interest rates for such loans, and other factors, affect consumers’ discretionary spending on both residential new construction projects and residential repair/remodel activity.  The commercial construction market is affected by macroeconomic and local economic factors such as interest rates, credit availability for commercial construction projects, material costs, employment rates, and vacancy and absorption rates.  The industrial construction market is affected by macroeconomic and local economic factors such as economic expansion, import and export activity, cost of financing, technological advances, demand for products and services, and manufacturing capacity.  Changes or uncertainty regarding these and similar factors could adversely affect our results of operations and our financial position.

We face significant competition, and increased competitive pressure may adversely affect our business, financial condition, results of operations and cash flows.

The market for the specialty distribution and installation of building products and materials is highly fragmented and competitive, and barriers to entry are relatively low.  Our Installation competitors include national contractors, regional contractors, and local contractors, and we face many or all of these competitors for each project on which we bid.  Our Specialty Distribution competitors include numerous specialty insulation distributors.  In some instances, our Specialty Distribution business sells products to companies that may compete directly with our installation service business.  We also compete with broad line building products distributors, big box retailers, and insulation manufacturers.  In addition to price, we believe that competition in our industry is based largely on existing customer relationships, customer service and the quality and timeliness of installation services and distribution product deliveries in each local market.  In the event that increased demand leads to higher prices for the products we sell and install, we may have limited ability to pass on price increases in a timely manner, or at all, due to the fragmented and competitive nature of our industry.

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

Residential homebuilders historically have exerted significant pressure on their outside suppliers to keep prices low in the highly fragmented building products and materials supply and services industry.  In addition, consolidation among homebuilders and changes in homebuilders’ purchasing policies or payment practices could result in additional pricing pressure.

Risks Relating to Our Operations Outside of the United States

We face risks relating to our operations outside of the United States.

A portion of our operations are conducted in Canada.  As a result, our operating results and financial condition could be materially adversely affected by economic, political, health, regulatory and other factors existing outside of the United States.  Our foreign operations are subject to inherent risks, which may materially adversely affect us, including: political and economic changes or instability; expropriation or the imposition of government controls; changes in government regulations; export requirements; trade restrictions; earnings repatriation and expatriation restrictions; exposure to different legal standards, including related to intellectual property and data privacy; health conditions and standards; currency controls; fluctuations in exchange rates; increases in the duties and taxes we pay; inflation or deflation; greater difficulty in collecting accounts receivable and longer payment cycles; changes in labor conditions, staffing, and managing our foreign operations; limitations on insurance coverage against geopolitical risks, natural disasters, and business operations; and communication among management and foreign operations.  In addition, these same factors may also place us at a competitive disadvantage compared to foreign competitors.

FCPA Risk

We may face risks associated with violations of the Foreign Corrupt Practices Act (“FCPA”) and similar anti-bribery laws. The FCPA and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business.  Our Code of Ethics mandates compliance with these anti-bribery laws.  We cannot assure you that our internal controls and procedures will always protect us from the detrimental actions by our employees or agents.  If we are found to be liable for FCPA violations (either due to our own acts or inadvertence or due to the acts or inadvertence of others), we could suffer from criminal or civil penalties or other sanctions, which could have a material adverse effect on our business.

We are exposed to fluctuations in foreign currency exchange rates that may adversely affect our business, financial condition, and operating results.

We transact business outside of the United States.  We present our consolidated financial statements in U.S. dollars, but a portion of our revenues and expenditures are transacted in other currencies.  As a result, we are exposed to fluctuations in foreign currencies.  Additionally, we may have currency exposure arising from funds held in currencies other than U.S. dollars.  Volatility in the exchange rates between the foreign currencies and the U.S. dollar could materially harm our business, financial condition, or operating results.

Risks Relating to Information Technology and Cybersecurity

We rely on information technology systems, and in the event of a disruption or security incident, we could experience problems with customer service, inventory, collections, and cost control and incur substantial costs to address related issues.

Our operations are dependent upon our information technology systems, including systems run by third-party vendors which we do not control, to manage customer orders on a timely basis, to coordinate our installation and specialty distribution activities across locations, and to manage invoicing.  If we experience problems with our information technology systems, we could experience, among other things, delays in receiving customer orders, placing orders with suppliers, and scheduling production, installation services, deliveries, or shipments.

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

We have significant goodwill and other intangible assets related to business combinations on our balance sheet.  The valuation of these assets is largely dependent upon the expectations for future performance of our businesses.  Expectations about the growth of residential new construction, commercial construction, residential repair/remodel activity, and the utilization of industrial facilities, may impact whether we are required to recognize noncash, pretax impairment charges for goodwill and other indefinite lived intangible assets, or other long-lived assets.  If the value of our goodwill, other intangible assets, or long-lived assets is further impaired, our earnings and stockholders’ equity would be adversely affected and may impact our ability to raise capital in the future.

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

Our indebtedness could have significant consequences on our future operations, including:

●	making it more difficult for us to meet our payments and other obligations;

●	reducing the availability of our cash flows to fund working capital, capital expenditures, acquisitions or strategic investments and other general corporate requirements, and limiting our ability to obtain additional financing for these purposes;

●	subjecting us to increased interest expense related to our indebtedness with variable interest rates, including borrowings under our credit facility;

●	limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to changes in our business, the industry in which we operate and the general economy; and

●	placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged.

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

Certain of our variable rate indebtedness uses LIBOR as a benchmark for establishing the rate of interest. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform.  These reforms and other pressures will cause LIBOR to be replaced with a new benchmark which may perform differently than LIBOR. The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of our variable rate indebtedness.

Our existing term loan, revolving credit facility and the indentures governing our Senior Notes limit, and any future credit facility or other indebtedness we enter into may limit our ability to, among other things:

●	incur or guarantee additional debt;

●	make distributions or dividends on, or redeem or repurchase shares of our common stock;

●	make certain investments, acquisitions, or other restricted payments;

●	incur certain liens or permit them to exist;

●	acquire, merge, or consolidate with another company; and

●	transfer, sell, or otherwise dispose of substantially all of our assets.

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

Risks Relating to Our Common Stock

The price of our common stock may fluctuate substantially, and the value of your investment may decline.

The market price of our common stock could fluctuate significantly due to a number of factors, many of which are beyond our control, including:

●	fluctuations in our quarterly or annual earnings results, or those of other companies in our industry;

●	failures of our operating results to meet our published guidance, the estimates of securities analysts or the expectations of our stockholders, or changes by securities analysts in their estimates of our future earnings;

●	announcements by us or our customers, suppliers, or competitors;

●	changes in laws or regulations which adversely affect our industry or us;

●	changes in accounting standards, policies, guidance, interpretations, or principles;

●	general economic, industry, and stock market conditions;

●	future sales of our common stock by our stockholders;

●	future issuances of our common stock by us; and

●	other factors described in these “Risk Factors” and elsewhere in this Annual Report.

Provisions in our certificate of incorporation and bylaws, and certain provisions of Delaware law, could delay or prevent a change in control.

The existence of some provisions of our certificate of incorporation and bylaws and Delaware law could discourage, delay, or prevent a change in control that a stockholder may consider favorable.  These include provisions:

●	authorizing a large number of shares of stock that are not yet issued, which could have the effect of preventing or delaying a change in control if our board of directors issued shares to persons that did not support such change in control, or which could be used to dilute the stock ownership of persons seeking to obtain control; and

●	prohibiting stockholders from calling special meetings of stockholders or taking action by written consent.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

We operate approximately 235 Installation branch locations and approximately 175 Specialty Distribution centers in the United States and Canada, most of which are leased.  Our 65,700 square foot Branch Support Center is located at 475 North Williamson Boulevard in Daytona Beach, FL 32114.  This lease expires in June 2029, assuming no exercise of any options set forth in the lease.  We believe that our facilities have sufficient capacity and are adequate for our installation and specialty distribution requirements.

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

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders of our Common Stock.  Our common stock is traded on the NYSE under the symbol “BLD”.  As of February 14, 2022, there were approximately 1,719 holders of our issued and outstanding common stock.

Dividends.  No dividends were paid during the years ended December 31, 2021 and 2020. Our Credit Agreement, in certain circumstances, limits the amount of dividends we may distribute.  We do not anticipate declaring cash dividends to holders of our common stock in the foreseeable future.

Issuer Purchases of Equity Securities.  There were no repurchases of our common stock during the three months ended December 31, 2021. We have $204.4 million of shares remaining under for repurchase under our 2019 and 2021 Share Repurchase Programs. Excluded from this disclosure are shares repurchased to settle statutory employee tax withholdings related to the vesting of stock awards.

Item 6.  [Reserved]

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

In this section, we generally discuss the results of our operations for the year ended December 31, 2021 compared to the year ended December 31, 2020. For a discussion of the year ended December 31, 2020 to the year ended December 31, 2019, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 23, 2021, which discussion is hereby incorporated herein by reference.

Executive Summary

We are a leading installer and distributor of insulation and other building products to the construction industry.  Demand for our products and services is driven primarily by residential construction, commercial construction, and industrial construction.  We serve the residential, commercial, and industrial markets in the U.S. and the commercial and industrial markets in Canada.  A number of local and national factors influence activity in each of our lines of business, including demographic trends, interest rates, employment levels, business investment, supply and demand for housing, availability of credit, foreclosure rates, consumer confidence, and general economic conditions.

Activity in the construction industry is seasonal, typically peaking in the summer months.  Because installation of insulation historically lags housing starts by several months, we generally see a corresponding benefit in our operating results during the third and fourth quarters.

Strategy

We are the nation’s leading installer and specialty distributor of residential and commercial insulation and other building products. We are committed to creating long-term value for all stakeholders – employees, customers, suppliers, and investors. Our core values include:

●	Safety – We put the safety of our people first.
●	Integrity – We deliver results with integrity, respect, and accountability.
●	Focus – We are customer-focused, grounded in strong relationships.
●	Innovation – We are continuously improving and encourage idea sharing.
●	Unity – We are united as one team, valuing diversity.
●	Community – We make a difference in the communities we serve.
●	Empowerment – We are empowered to be our best, individually and as a team.

Our strategy is focused on growth and productivity including:

●	Growing our share of the U.S. housing market;
●	Expanding our business in commercial and industrial construction;
●	Acquiring strategically aligned businesses;
●	Driving operational efficiencies throughout the business.

Our operating results depend heavily on residential new construction activity and, to a lesser extent, on commercial construction and industrial construction, all of which are cyclical.  We are also dependent on third-party suppliers and manufacturers providing us with an adequate supply of high-quality products.

COVID-19 Business Update

We continue to monitor the COVID-19 pandemic and its impact on macroeconomic and local economic conditions. While we are currently able to operate in all of our locations, there is no guarantee that the services we provide will continue to be allowed or that other events making the provision of our services challenging or impossible, will not occur.  For example, if there are surges in levels of COVID-19 infections in certain states, those states may respond by, among other things, deeming residential, commercial, and industrial construction as nonessential in connection with a restriction of commercial activity.

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

Material Trends in Our Business

We remain optimistic about the U.S. housing market. Following a brief slowdown in the market during the 2nd quarter of 2020 due to the impacts from COVID-19, housing starts increased through much of 2020 and 2021, and ended the year at 1.7 million (based on seasonally-adjusted figures from the U.S. Census Bureau), the highest level of annual starts in more than a decade. However, housing completions have not been able to keep up with housing starts due to a variety of material and labor constraints across the entire housing construction industry.  This environment of strong demand and tight supply has created significant inflation in the majority of the products we sell.  We anticipate that the current environment of strong demand and tight supply will continue into 2022.

The commercial and industrial construction markets are also dealing with strong demand and tight supply.  In addition, we have seen a number of projects pushed out or delayed.  Our order volume and backlog for this work remains strong and we anticipate growth in this market in 2022.

Seasonality

Sales across all of our end markets are typically slower during the winter months due to lower construction activity.  Historically, the installation of insulation lags housing starts by several months. However, the normal lag on residential housing starts has extended recently as demand for residential housing has surged, causing building materials and labor to be constrained.  These material and labor constraints, as well as additional safety precautions related to COVID-19, have also extended the build cycle related to commercial construction.

Results of Operations

We report our financial results in conformity with GAAP.

The following table sets forth our net sales, gross profit, operating profit, and margins, as reported in our Consolidated Statements of Operations, in thousands:

	Year Ended December 31,
	2021	2020
Net sales	$3,486,207	$2,718,038
Cost of sales	2,511,818	1,971,677
Cost of sales ratio	72.1%	72.5%

Gross profit	974,389	746,361
Gross profit margin	27.9%	27.5%

Selling, general, and administrative expense	497,970	391,315
Selling, general, and administrative expense to sales ratio	14.3%	14.4%

Operating profit	476,419	355,046
Operating profit margin	13.7%	13.1%

Other expense, net	(42,976)	(31,956)
Income tax expense	(109,427)	(76,067)
Net income	$324,016	$247,023
Net margin	9.3%	9.1%

Comparison of the Years Ended December 31, 2021 and December 31, 2020

Sales and Operations

Net sales for 2021 increased 28.3 percent, or $768.2 million, to $3.5 billion.  The increase was driven by a 15.6 percent increase in sales from acquisitions, 8.5 percent impact from higher selling prices, and a 4.1 percent increase in sales volume.

Our gross profit margins were 27.9 percent and 27.5 percent for 2021 and 2020, respectively.  Gross profit margin improved primarily due to higher selling prices and sales volume, and savings from cost reduction activities, partially offset by an increase in cost of material and the amortization of inventory step-up related to purchase accounting.

Selling, general, and administrative expenses as a percentage of sales were 14.3 percent and 14.4 percent for 2021 and 2020, respectively.  Decreased selling, general, and administrative expense as a percent of sales was primarily the result of higher sales and lower legal fees and share-based compensation expense partially offset by higher spend on acquisition-related costs such as intangible amortization and one-time transaction costs.

Operating margins were 13.7 percent and 13.1 percent for 2021 and 2020, respectively.  The increase in operating margins related to higher selling prices and sales volume, savings from cost reduction activities, lower legal fees and share-based compensation expense, partially offset by an increase in cost of material, the amortization of inventory step-up related to purchase accounting and other one-time transaction costs.

Other Expense, Net

Other expense, net, which primarily consists of interest expense, increased $11.0 million to $43.0 million in 2021 compared with 2020.  The increase is primarily related to costs incurred to redeem our 5.625% Senior Notes in 2021 and increased average debt outstanding in 2021, partially offset by lower interest rates on our 3.625% Senior Notes and borrowings under the Credit Agreement.

Income Tax Expense

Our effective tax rate increased from 23.5 percent in 2020 to 25.2 percent in 2021.  The higher 2021 rate was primarily related to a decrease in the benefit related to share-based compensation and an increase in non-deductible items.

2021 and 2020 Business Segment Results

The following table sets forth our net sales and operating profit information by business segment, in thousands:

	Year Ended December 31,
	2021	2020	Percent Change
Net sales by business segment:
Installation	$2,378,401	$1,943,461	22.4%
Specialty Distribution	1,287,176	926,207	39.0%
Intercompany eliminations	(179,370)	(151,630)
Net sales	$3,486,207	$2,718,038	28.3%

Operating profit by business segment (a):
Installation	$383,722	$294,793	30.2%
Specialty Distribution	169,368	115,343	46.8%
Intercompany eliminations	(29,653)	(24,305)
Operating profit before general corporate expense	523,437	385,831	35.7%
General corporate expense, net (b)	(47,018)	(30,785)
Operating profit	$476,419	$355,046	34.2%

Operating profit margins:
Installation	16.1%	15.2%
Specialty Distribution	13.2%	12.5%
Operating profit margin before general corporate expense	15.0%	14.2%
Operating profit margin	13.7%	13.1%
(a)	Segment operating profit for years ended December 31, 2021 and 2020 includes an allocation of general corporate expenses attributable to the operating segments which is based on direct benefit or usage (such as salaries of corporate employees who directly support the segment).
(b)	General corporate expense, net includes expenses not specifically attributable to our segments for functions such as corporate human resources, finance and legal, including salaries, benefits, and other related costs.

2021 and 2020 Business Segment Results Discussion

Changes in operating profit margins in the following business segment results discussion exclude general corporate expense, net in 2021 and 2020, as applicable.

Installation

Sales

Sales increased $434.9 million, or 22.4 percent, in 2021 compared to 2020.  Sales increased 11.4 percent from acquisitions, 6.5 percent due to higher selling prices and 4.5 percent sales volume.

Operating Results

Operating margins in the Installation segment were 16.1 percent and 15.2 percent for 2021 and 2020, respectively.  The increase in operating margin was driven by higher sales volume and selling prices, savings from cost reduction activities, and lower legal fees, partially offset by an increase in cost of material.

Specialty Distribution

Sales

Sales increased $361.0 million, or 39.0 percent, in 2021 compared to 2020.  Sales increased 22.0 percent from acquisitions, 13.7 percent due to higher selling prices and 3.3 percent sales volume.

Operating Results

Operating margins in the Specialty Distribution segment were 13.2 percent and 12.5 percent for 2021 and 2020, respectively.  The increase in operating margin was driven by higher sales volume and selling prices and savings from cost reduction activities, partially offset by an increase in cost of material and the amortization of inventory step-up related to purchase accounting.

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

Liquidity and Capital Resources

We have access to liquidity through our cash from operations and available borrowing capacity under our Credit Agreement, which provides for borrowing and/or standby letter of credit issuances of up to $500 million under the revolving facility.  For additional information regarding our outstanding debt and borrowing capacity see Item 8. Financial Statements and Supplementary Data – Note 6. Long-Term Debt.

The following table summarizes our total liquidity, in thousands:

	As of
	December 31,	December 31,
	2021	2020
Cash and cash equivalents (a)	$139,779	$330,007

Revolving facility	500,000	450,000
Less: standby letters of credit	(69,936)	(60,382)
Availability under revolving facility	430,064	389,618

Total liquidity	$569,843	$719,625
(a)	Our cash and cash equivalents consist of AAA-rated money market funds as well as cash held in our demand deposit accounts.

We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to support our ongoing operations and to fund our debt service requirements, capital expenditures and working capital needs for at least the next twelve months. We also have adequate liquidity to maintain off-balance sheet arrangements for short-term leases, letters of credit, and performance and license bonds. See Item 8. Financial Statements and Supplementary Data of this Annual Report for related disclosures.

Our material cash requirements from known contractual and other obligations primarily relate to our debt and lease obligations. Expected timing of those payments are as follows as of December 31, 2021, in thousands:

	Payments Due by Period
	2022	2023	2024	2025	2026	Thereafter	Total
Operating leases (a)	$59,414	$46,076	$35,388	$25,726	$15,175	$10,593	$192,372
Finance leases (b)	2,641	2,419	1,663	1,524	1,064	1,608	10,919
Principal repayments of long-term debt (c)	38,639	40,075	47,121	48,750	438,750	900,000	1,513,335
Interest payments and fees on long-term debt (d)	46,823	49,526	52,417	53,756	53,869	147,881	404,272
Total	$147,517	$138,096	$136,589	$129,756	$508,858	$1,060,082	$2,120,898

(a) We lease certain locations, vehicles and equipment under operating lease agreements. In some instances, these lease agreements exist with related parties. For additional information, see Note 2 – Leases to our audited consolidated financial statements included in this Form 10-K.

(b) We lease certain fleet vehicles and equipment under a finance lease structure. Finance lease obligations, as disclosed above, include estimated interest expense payments using our incremental borrowing rates effective at December 31, 2021.

(c) Principal repayments of long-term debt include payments under our term loan facility, equipment notes, 3.625% Senior Notes and 4.125% Senior Notes. No borrowings are assumed under our revolving facility in the schedule above. For additional information, see Note 6 – Long-Term Debt to our audited consolidated financial statements included in this Form 10-K.

(d) Interest and fees have been calculated using the interest rate on our long-term debt as of December 31, 2021 and assumes our standby letters of credit remain constant during the term of our Credit Agreement.

Cash Flows

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the periods indicated, in thousands:

	Year Ended December 31,
	2021	2020
Changes in cash and cash equivalents:
Net cash provided by operating activities	$403,025	$357,884
Net cash used in investing activities	(1,322,245)	(121,883)
Net cash provided by (used in) financing activities	729,007	(90,801)
Impact of foreign currency on cash	(15)	—
Net (decrease) increase in cash and cash equivalents	$(190,228)	$145,200

Net cash flows provided by operating activities increased $45.1 million for the year ended December 31, 2021, as compared to December 31, 2020.  The increase was primarily due to an increase in net income partially offset by the impact of higher working capital seen in Accounts Receivable,  Inventory, and Accounts Payable.

Net cash used in investing activities was $1,322.2 million for the year ended December 31, 2021, primarily comprised of $1,267.1 million for acquisitions and $55.5 million for purchases of property and equipment, primarily vehicles.  Net cash used in investing activities was $121.9 million for the year ended December 31, 2020, primarily comprised of $83.4 million for acquisitions and $40.9 million for purchases of property and equipment, primarily vehicles, partially offset by $2.5 million of proceeds from the sale of property and equipment.

Net cash provided by financing activities was $729.0 million for the year ended December 31, 2021. Cash increased by $1,218.8 million from proceeds received on Amendment No. 1 to Credit Agreement in the first quarter of 2021 and again in the fourth quarter of 2021 as well as the 4.125% Senior Notes issuance in the fourth quarter of 2021, used to fund the acquisition of DI. These increases were partially offset by repayments of $433.1 million including $400.0 million to redeem our 5.625% Senior Notes and payments on our term loan and equipment notes as well as $15.0 million used for debt issuance costs related to Amendment No. 1 to Credit Agreement in the first quarter of 2021 and again in the fourth quarter of 2021 as well as the 4.125% Senior Notes issuance in the fourth quarter of 2021.  Additionally, we used $35.6 million for the repurchase of common stock pursuant to the 2019 Repurchase Program, as well as $5.5 million net activity related to exercise of share-based incentive awards and stock options.  Net cash used in financing activities was $90.8 million for the year ended December 31, 2020. We used $49.2 million for the repurchase of common stock pursuant to the 2019 Repurchase Program, $24.9 million for payments on our term loan under our Credit Agreement and on our equipment notes, $14.9 million for purchases of common stock for tax withholding obligations related to the vesting and exercise of share-based incentive awards, and $2.3 million in debt issuance costs as a result of entering into a new term loan and revolving credit facility.

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

Revenue from our Specialty Distribution segment is recognized when title to products and risk of loss transfers to our customers.  This represents the point in time when the customer is able to direct the use of and obtain substantially all the benefits from the product. The determination of when control is deemed transferred depends on the shipping terms that are agreed upon in the contract.

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

Business Combinations

The purchase price for business combinations is allocated to the estimated fair values of acquired tangible and intangible assets, including goodwill, and assumed liabilities, where applicable.  Additionally, we recognize customer relationships, trademarks and trade names, and non-compete agreements as identifiable intangible assets, which are recorded at fair value as of the transaction date. The fair value of the customer relationships intangible assets was determined by management using the multi-period excess earnings method under the income approach. Assumptions used in determining the fair value of the customer relationships intangible asset included forecasted revenue growth rate, customer attrition rate, and discount rate. The fair value of other intangible assets is determined primarily using current industry information.  Goodwill is recorded when consideration transferred exceeds the fair value of identifiable assets and liabilities.  Measurement-period adjustments to assets acquired and liabilities assumed with a corresponding offset to goodwill are recorded in the period they occur, which may include up to one year from the acquisition date.  Contingent consideration is recorded at fair value at the acquisition date.

Goodwill and Other Intangible Assets

We have two reporting units, which are also our operating and reporting segments: Installation and Specialty Distribution, and both contain goodwill.  Our operating segments engage in business activities for which discrete financial information including long range forecasts is available, and we complete the impairment testing of goodwill at this level, as defined by accounting guidance. Assets acquired and liabilities assumed are assigned to the applicable reporting unit based on whether the acquired assets and liabilities relate to the operations of such unit and determination of its fair value.  Goodwill assigned to the reporting unit is the excess of the fair value of the acquired business over the fair value of the individual assets acquired and liabilities assumed for the reporting unit.

We perform our annual impairment testing of goodwill in the fourth quarter of each year, or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. When assessing goodwill for impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. If we conclude otherwise, then no further action is taken. We also have the option to bypass the qualitative assessment and only perform a quantitative assessment. For the year ended December 31, 2021, we performed a qualitative assessment.

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

When necessary, an impairment loss is recognized to the extent that a reporting unit’s recorded goodwill exceeds its fair value. In the fourth quarters of 2021 and 2020, we performed an assessment on our goodwill and determined that the estimated fair value of each reporting unit substantially exceeded its carrying value at December 31, 2021, and therefore the goodwill was not impaired.

We did not recognize any impairment charges for goodwill for the years ended December 31, 2021, 2020, and 2019. As of December 31, 2021, net goodwill reflected $762.0 million of accumulated impairment losses, relating primarily to impairment charges taken in 2008-2010 following the substantial decrease in U.S. housing starts after the financial crisis of 2007-2008.

Intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful lives. We evaluate the remaining useful lives of amortizable identifiable intangible assets at each reporting period to determine whether events and circumstances warrant a revision to the remaining periods of amortization.

Income Taxes

If, based upon all available evidence, both positive and negative, it is more likely than not (more than 50 percent likely) deferred tax assets will not be realized, a valuation allowance is recorded.  Significant weight is given to positive and negative evidence that is objectively verifiable.  A company’s three year cumulative loss position is significant negative evidence in considering whether deferred tax assets are realizable and the accounting guidance restricts the amount of reliance we can place on projected taxable income to support the recovery of deferred tax assets.

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

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

On October 7, 2021, the Company entered into Amendment No. 2 to Credit Agreement. Amendment No. 2 to Credit Agreement provides for a term loan facility in an aggregate principal amount of $600.0 million, comprised of a $300.0 term loan facility and $300.0 million delayed draw term loan commitment, all of which was drawn on October 7, 2021 and a revolving facility with an aggregate borrowing capacity of $500.0 million. We also have outstanding 3.625% Senior Notes with an aggregate principal balance of $400.0 million and 4.125% Senior Notes with an aggregate principal balance of $500.0 million.  The 3.625% Senior Notes and 4.125% Senior Notes bear a fixed rate of interest and therefore are excluded from the calculation below as they are not subject to fluctuations in interest rates.

Interest payable on both the aggregate term loan facility and revolving facility under Amendment No. 2 to Credit Agreement is based on a variable interest rate.  As a result, we are exposed to market risks related to fluctuations in interest rates on this outstanding indebtedness.  As of December 31, 2021, we had $596.3 million outstanding under our term loan facility, and the applicable interest rate as of such date was 1.09%.  Based on our outstanding borrowings under Amendment No. 2 to Credit Agreement as of December 31, 2021, a 100 basis point increase in the interest rate would result in a $5.9 million increase in our annualized interest expense.  There was no outstanding balance under the revolving facility as of December 31, 2021.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of TopBuild Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of TopBuild Corp. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Distribution International from its assessment of internal control over financial reporting as of December 31, 2021 because it was acquired by the Company in a purchase business combination during 2021. We have also excluded Distribution International from our audit of internal control over financial reporting. Distribution International is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 9% and 5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition – Total Expected Costs for Performance Obligations Satisfied Over Time

As described in Notes 1 and 3 to the consolidated financial statements, $2,378 million of the Company’s total revenues for the year ended December 31, 2021 was generated from the Installation segment. Revenue is recognized for the Installation segment over time as the related performance obligation is satisfied with respect to each particular order within a given customer’s contract. Progress toward complete satisfaction of the performance obligation is measured using a cost-to-cost measure of progress method. The cost input is based on the amount of material installed at that customer’s location and the associated labor costs, as compared to the total expected cost for the particular order. The total expected cost is a significant estimate in the revenue recognition process, requires judgment, and is subject to variability throughout the duration of the contract as a result of contract modifications and other circumstances impacting job completion. Revenue is recognized over time as the customer is able to receive and utilize the benefits provided.

The principal considerations for our determination that performing procedures relating to revenue recognition – total expected costs for performance obligations satisfied over time is a critical audit matter are (i) the significant judgment by management when determining the total expected costs for a customer contract and (ii) a high degree of auditor judgment and effort in performing procedures and evaluating management’s significant assumptions related to the estimated amount of material installed and the associated labor costs.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the estimation of total expected costs for performance obligations satisfied over time. The procedures also included, among others (i) testing management’s process for determining the total expected costs for a sample of customer contracts and (ii) evaluating the reasonableness of significant assumptions related to the estimated amount of material to be installed and the associated labor costs used by management and considering the factors that can affect the accuracy of those estimates. Evaluating the reasonableness of significant assumptions used involved assessing management’s ability to reasonably estimate total expected costs for customer contracts by (i) performing a comparison of the originally estimated and actual costs incurred on completed contracts and (ii) evaluating the timely identification of circumstances that may warrant a modification to total expected cost, including actual costs in excess of estimates.

Valuation of the customer relationships intangible asset - Acquisition of Distribution International

As described in Notes 1 and 15 to the consolidated financial statements, on October 15, 2021, the Company acquired Distribution International for $1,031 million in cash, which resulted in recording of a customer relationships intangible asset valued at $434 million. The fair value for the customer relationships intangible asset was determined by management using the multi-period excess earnings method under the income approach. Assumptions used in determining the fair value of the customer relationships intangible asset included forecasted revenue growth rate, customer attrition rate, and discount rate.

The principal considerations for our determination that performing procedures relating to the valuation of the customer relationships intangible asset from the Distribution International acquisition is a critical audit matter are (i) a high degree of auditor judgment and subjectivity in performing procedures relating to the fair value of the customer relationships intangible asset due to the significant judgment by management when developing the estimate; (ii) the significant audit effort in evaluating the significant assumptions related to forecasted revenue growth rate, customer attrition rate, and discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the customer relationships intangible asset and controls over the development of significant assumptions related to forecasted revenue growth rate, customer attrition rate, and discount rate. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for estimating the fair value of the customer relationships intangible asset; (iii) evaluating the appropriateness of the multi-period excess earnings method; (iv) testing the completeness and accuracy of the underlying data provided by management; and (v) evaluating the reasonableness of the significant assumptions used by management related to forecasted revenue growth rate, customer attrition rate, and discount rate.  Evaluating management’s assumptions related to forecasted revenue growth rate and customer attrition rate involved evaluating whether the assumptions were reasonable considering (i) the current and past performance of Distribution International; (ii) consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the multi-period excess earnings method and the discount rate assumption.

/s/ PricewaterhouseCoopers LLP

Tampa, Florida

February 22, 2022

We have served as the Company’s auditor since 2015.

TOPBUILD CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands except share amounts)

	As of
	December 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$139,779	$330,007
Receivables, net of an allowance for credit losses of $8,798 at December 31, 2021, and $6,926 at December 31, 2020	668,419	427,340
Inventories, net	352,801	161,369
Prepaid expenses and other current assets	26,692	17,689
Total current assets	1,187,691	936,405

Right of use assets	177,177	83,490
Property and equipment, net	244,574	180,053
Goodwill	1,949,763	1,410,685
Other intangible assets, net	684,209	190,605
Deferred tax assets, net	1,905	2,728
Other assets	13,211	11,317
Total assets	$4,258,530	$2,815,283

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$461,917	$331,710
Current portion of long-term debt	38,640	23,326
Accrued liabilities	175,891	107,949
Short-term operating lease liabilities	54,591	33,492
Short-term finance lease liabilities	2,387	—
Total current liabilities	733,426	496,477

Long-term debt	1,454,483	683,396
Deferred tax liabilities, net	248,243	168,568
Long-term portion of insurance reserves	51,875	50,657
Long-term operating lease liabilities	125,339	53,749
Long-term finance lease liabilities	7,770	—
Other liabilities	960	13,642
Total liabilities	2,622,096	1,466,489

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value: 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value: 250,000,000 shares authorized; 39,165,024 shares issued and 32,927,185 outstanding at December 31, 2021, and 39,029,913 shares issued and 33,018,925 outstanding at December 31, 2020	391	389
Treasury stock, 6,237,839 shares at December 31, 2021, and 6,010,988 shares at December 31, 2020, at cost	(431,030)	(386,669)
Additional paid-in capital	873,031	858,414
Retained earnings	1,200,676	876,660
Accumulated other comprehensive loss	(6,634)	—
Total equity	1,636,434	1,348,794
Total liabilities and equity	$4,258,530	$2,815,283

See notes to our consolidated financial statements.

TOPBUILD CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except share and per common share amounts)

	Year Ended December 31,
	2021	2020	2019
Net sales	$3,486,207	$2,718,038	$2,624,121
Cost of sales	2,511,818	1,971,677	1,942,854
Gross profit	974,389	746,361	681,267

Selling, general, and administrative expense	497,970	391,315	391,744
Operating profit	476,419	355,046	289,523

Other income (expense), net:
Interest expense	(29,143)	(32,456)	(37,823)
Loss on extinguishment of debt	(13,837)	(233)	—
Other, net	4	733	2,078
Other income, net	(42,976)	(31,956)	(35,745)
Income before income taxes	433,443	323,090	253,778

Income tax expense	(109,427)	(76,067)	(62,783)
Net income	$324,016	$247,023	$190,995

Net income per common share:
Basic	$9.88	$7.50	$5.65
Diluted	$9.78	$7.42	$5.56

Weighted average shares outstanding:
Basic	32,801,906	32,917,971	33,806,104
Diluted	33,146,171	33,299,986	34,376,555

See notes to our consolidated financial statements.

TOPBUILD CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net income	$324,016	$247,023	$190,995
Other comprehensive income (loss):
Foreign currency translation adjustment	(6,634)	—	—
Comprehensive income	$317,382	$247,023	$190,995

See notes to our consolidated financial statements.

TOPBUILD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash Flows Provided by (Used in) Operating Activities:
Net income	$324,016	$247,023	$190,995
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,390	62,410	52,700
Share-based compensation	11,316	14,752	13,658
Loss on extinguishment of debt	13,837	233	—
Loss (gain) on sale or abandonment of property and equipment	1,356	(88)	1,399
Amortization of debt issuance costs	2,036	1,491	1,558
Provision for bad debt expense	7,304	6,270	7,065
Loss from inventory obsolescence	2,637	2,512	2,622
Loss on foreign exchange	255	—	—
Deferred income taxes, net	(2,818)	(4,070)	8,888
Change in certain assets and liabilities
Receivables, net	(69,042)	2,612	(27,146)
Inventories, net	(46,518)	(11,843)	17,433
Prepaid expenses and other current assets	558	(460)	9,361
Accounts payable	54,961	16,844	(5,124)
Accrued liabilities	24,816	20,545	(2,690)
Payment of contingent consideration	(22)	(413)	—
Other, net	(1,057)	66	1,058
Net cash provided by operating activities	403,025	357,884	271,777

Cash Flows Provided by (Used in) Investing Activities:
Purchases of property and equipment	(55,546)	(40,938)	(45,536)
Acquisition of businesses, net of cash acquired	(1,267,114)	(83,408)	(6,952)
Proceeds from sale of property and equipment	415	2,463	2,321
Other, net	—	—	25
Net cash used in investing activities	(1,322,245)	(121,883)	(50,142)

Cash Flows Provided by (Used in) Financing Activities:
Proceeds from issuance of long-term debt	1,218,750	300,000	14,989
Repayment of long-term debt	(433,070)	(324,948)	(27,793)
Payment of debt issuance costs	(14,965)	(2,280)	—
Taxes withheld and paid on employees' equity awards	(8,805)	(14,932)	(12,951)
Exercise of stock options	3,303	1,438	—
Repurchase of shares of common stock	(35,556)	(49,151)	(110,911)
Payment of contingent consideration	(650)	(928)	(1,091)
Net cash provided by (used in) financing activities	729,007	(90,801)	(137,757)
Impact of foreign currency on cash	(15)	—	—
Net (decrease) increase in cash and cash equivalents	(190,228)	145,200	83,878
Cash and cash equivalents- Beginning of period	330,007	184,807	100,929
Cash and cash equivalents- End of period	$139,779	$330,007	$184,807

Supplemental disclosure of cash paid for:
Interest	$22,144	$30,896	$36,244
Income taxes	109,179	77,689	43,310

Supplemental disclosure of noncash activities:
Leased assets obtained in exchange for new operating lease liabilities	$131,909	$38,646	$128,838
Leased assets obtained in exchange for new finance lease liabilities	10,469	—	—
Accruals for property and equipment	1,060	645	542

See notes to our consolidated financial statements.

TOPBUILD CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share amounts)

					Accumulated
	Common	Treasury	Additional		Other
	Stock	Stock	Paid-in	Retained	Comprehensive
	($0.01 par value)	at cost	Capital	Earnings	Income	Equity
Balance at December 31, 2018	$387	$(216,607)	$846,451	$441,867	$—	$1,072,098
Net income	—	—	—	190,995	—	190,995
Share-based compensation	—	—	13,658	—	—	13,658
Issuance of 129,870 restricted share awards under long-term equity incentive plan	1	—	(1)	—	—	—
Repurchase of 176,327 shares pursuant to the settlement of the 2018 ASR Agreement	—	(10,000)	10,000	—	—	—
Repurchase of 722,943 shares pursuant to the 2019 Repurchase Program	—	(60,886)	—	—	—	(60,886)
Repurchase of 392,501 shares pursuant to the 2019 ASR Agreement	—	(42,525)	(7,500)	—	—	(50,025)
228,916 shares withheld to pay taxes on employees' equity awards	—	—	(12,951)	—	—	(12,951)
Balance at December 31, 2019	$388	$(330,018)	$849,657	$632,862	$—	$1,152,889
Cumulative-effect of accounting change	—	—	—	(3,225)	—	(3,225)
Net income	—	—	—	247,023	—	247,023
Share-based compensation	—	—	14,752	—	—	14,752
Issuance of 76,041 restricted share awards under long-term equity incentive plan	1	—	(1)	—	—	—
Repurchase of 542,772 shares pursuant to 2019 Repurchase Program	—	(49,151)	—	—	—	(49,151)
Repurchase of 73,455 shares pursuant to the settlement of the 2019 ASR Agreement	—	(7,500)	7,500	—	—	—
142,822 shares withheld to pay taxes on employees' equity awards	—	—	(14,932)	—	—	(14,932)
19,242 shares issued upon exercise of stock options	—	—	1,438	—	—	1,438
Balance at December 31, 2020	$389	$(386,669)	$858,414	$876,660	$—	$1,348,794
Net income	—	—	—	324,016	—	324,016
Share-based compensation	—	—	11,316	—	—	11,316
Issuance of 62,675 restricted share awards under long-term equity incentive plan	2	—	(2)	—	—	—
Repurchase of 183,136 shares pursuant to 2019 Repurchase Program	—	(35,556)	—	—	—	(35,556)
43,715 shares withheld to pay taxes on employees' equity awards	—	(8,805)	—	—	—	(8,805)
53,275 shares issued upon exercise of stock options	—	—	3,303	—	—	3,303
Other comprehensive loss, net of tax	—	—	—	—	(6,634)	(6,634)
Balance at December 31, 2021	$391	$(431,030)	$873,031	$1,200,676	$(6,634)	$1,636,434

See notes to our consolidated financial statements.

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.  TopBuild is a Delaware corporation and trades on the NYSE under the symbol “BLD.” We report our business in two segments: Installation and Specialty Distribution.  Our Installation segment primarily installs insulation and other building products.  Our Specialty Distribution segment primarily sells and distributes insulation and other building products.  Our segments are based on our operating units, for which financial information is regularly evaluated by our Chief Operating Decision Maker.

Financial Statement Presentation.  The consolidated financial statements have been developed in conformity with GAAP.  All significant intercompany transactions between the TopBuild entities have been eliminated.

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

Revenue Recognition.  Revenue is disaggregated between our Installation and Specialty Distribution segments. A reconciliation of disaggregated revenue by segment is included in Note 8 – Segment Information.

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

Revenue from our Specialty Distribution segment is recognized when title to products and risk of loss transfers to our customers.  This represents the point in time when the customer is able to direct the use of and obtain substantially all the benefits from the product. The determination of when control is deemed transferred depends on the shipping terms that are agreed upon in the contract.

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

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Business Combinations.  The purchase price for business combinations is allocated to the estimated fair values of acquired tangible and intangible assets, including goodwill, and assumed liabilities, where applicable.  Additionally, we recognize customer relationships, trademarks and trade names, and non-compete agreements as identifiable intangible assets, which are recorded at fair value as of the transaction date. The fair value of the customer relationships intangible assets were determined by management using the multi-period excess earnings method under the income approach. Assumptions used in determining the fair value of the customer relationships intangible asset included forecasted revenue growth rate, customer attrition rate, and discount rate. The fair value of other intangible assets is determined primarily using current industry information.  Goodwill is recorded when consideration transferred exceeds the fair value of identifiable assets and liabilities.  Measurement-period adjustments to assets acquired and liabilities assumed with a corresponding offset to goodwill are recorded in the period they occur, which may include up to one year from the acquisition date.  Contingent consideration is recorded at fair value at the acquisition date.

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

Inventories, net.  Inventories, net consist primarily of insulation and insulation accessories, rain gutters, garage doors, fireplaces, glass and windows, shelving, and other products.  We value inventory at the lower of cost or net realizable value, where cost is determined by the first in-first out cost method.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation.  Inventory value is evaluated at each balance sheet date to ensure that it is carried at the lower of cost or net realizable value.  Inventory provisions are recorded to reduce inventory to the lower of cost or net realizable value for obsolete or slow moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions, inventory levels and turns, product spoilage, and specific identification of items such as product discontinuance, engineering/material changes, or regulatory-related changes.  As of December 31, 2021, and 2020, primarily all inventory consisted of finished goods.

Property and Equipment, net.  Property and equipment, net, including significant improvements to existing facilities, are recorded at cost.  Upon retirement or disposal, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the Consolidated Statements of Operations.  Maintenance and repair costs are charged against earnings as incurred.  Gains and losses on the disposal of equipment are included in selling, general, and administrative expense.

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

Leases.  At the inception of a contract, we determine whether the contract is, or contains, a lease based on the unique facts and circumstances present.  Our facilities operating leases and various vehicle and equipment finance leases have lease and non-lease fixed cost components, which we account for as one single lease component in calculating the present value of minimum lease payments.   Variable lease and non-lease cost components are expensed as incurred and are primarily included in cost of sales on the accompanying consolidated statement of operations.

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

Insurance Reserves.  We use a combination of high deductible and matching deductible insurance programs for a number of risks including, but not limited to, workers’ compensation, general liability, vehicle, and property liabilities. Our workers’ compensation insurance is primarily a high-deductible insurance program and our primary general liability insurance is a matching deductible program. We are insured for covered claims above the deductibles and retentions on an excess basis. The liabilities represent our best estimate of our costs, using generally accepted actuarial reserving methods, of the ultimate obligations for reported claims plus those incurred but not reported claims through December 31, 2021 and 2020. The accruals are adjusted as new information develops or circumstances change that would affect the estimated liability. We also record an insurance receivable for claims that exceeded the stop loss limit included in other assets on our Consolidated Balance Sheets which offsets an equal liability included within the reserve amount recorded in other liabilities on our Consolidated Balance Sheets. At December 31, 2021 and 2020, the amount of this receivable and liability was $13.2 million and $11.2 million, respectively.

Advertising.  Advertising costs are expensed as incurred.  Advertising expense, net of manufacturers support, was approximately $1.7 million, $1.4 million and $1.7 million for the years ended December 31, 2021, 2020 and 2019, respectively, and is included in selling, general, and administrative expense.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Foreign Currency.  Foreign currency assets and liabilities are translated into United States dollars using the exchange rates in effect at the end of each reporting period. Equity accounts are translated at historical rates, except for the change in retained earnings during the year, which is the result of the income statement translation process. Revenue and expense accounts are translated using the weighted average exchange rate during the period. The cumulative translation adjustments associated with the net assets of foreign subsidiaries are recorded in accumulated other comprehensive loss on our Consolidated Statement of Stockholders’ Equity. Net foreign currency transaction gains and losses arising during the normal course of business are included in Other, net on our Consolidated Statement of Operations.

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Adopted Accounting Pronouncements

Income Taxes. In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes.”  This standard simplifies the accounting for income taxes by removing certain exceptions to the general principles included in current guidance, as well as improving consistent application of and simplifying GAAP for other areas by clarifying and amending existing guidance.  We adopted this standard on January 1, 2021, using the modified retrospective method related to franchise taxes. There was no cumulative-effect adjustment recorded as of the beginning of 2021.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In October 2021, the FASB issued ASU 2021-08, “Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”.  This standard improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to recognition of an acquired contract liability, as well as payment terms and their effect on subsequent revenue recognized by the acquirer. This standard is effective for us beginning January 1, 2023, with early adoption permitted. We are evaluating the impact that adoption of this standard may have on our financial position and results of operations.

2.  LEASES

We lease various assets to support our business including warehouses for our installation branch locations and specialty distribution centers, office space for our Branch Support Center in Daytona Beach, Florida and other administrative locations, as well as fleet vehicles and certain equipment. In addition, we lease certain operating facilities from related parties, primarily former owners (and in certain cases, current management personnel) of companies acquired. These related party leases are immaterial to our consolidated statements of operations.

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents lease-related assets and liabilities on the consolidated amounts recognized in our consolidated balance sheet, in thousands:

		Year Ended December 31,
		2021	2020
Assets	Classification
Operating	Right of use assets	$177,177	$83,490
Finance	Property and equipment, net	9,743	—
Total lease assets		$186,920	$83,490
Liabilities
Current
Operating	Short-term operating lease liabilities	$54,591	$33,492
Finance	Short-term finance lease liabilities	2,387	—
Non-Current
Operating	Long-term operating lease liabilities	125,339	53,749
Finance	Long-term finance lease liabilities	7,770	—
Total lease liabilities		$190,087	$87,241
Weighted-average remaining lease term:
Operating leases		4.1 years	3.4 years
Finance leases		4.4 years	—
Weighted-average discount rate:
Operating leases		3.1%	3.8%
Finance leases		2.9%	—

The components of lease expense were as follows and are primarily included in cost of sales on the accompanying consolidated statement of operations for operating leases and in selling, general and administrative expenses on the accompanying consolidated statement of operations for finance leases and operating leases on support centers, in thousands:

	Year Ended December 31,
	2021	2020	2019
Operating lease cost (a)	$55,824	$47,731	$52,194
Financing lease cost:
Amortization of leased assets	673	—	—
Interest on finance lease obligations	24	—	—
Short-term lease cost	15,258	12,397	12,552
Sublease income	(882)	(727)	(574)
Net lease cost	$70,897	$59,401	$64,172
(a)	Includes variable cost components of $8,711, $6,177 and $6,985 in the years ended December 31, 2021, 2020, and 2019, respectively.

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease payments under non-cancellable operating leases as of December 31, 2021 were as follows, in thousands:

Payments due by Period
2022	$62,055
2023	48,495
2024	37,051
2025	27,250
2026	16,239
2027 and Thereafter	12,201
Total future minimum lease payments	203,291

Less: imputed interest	(13,204)

Lease liability at December 31, 2021	$190,087

The amounts below are included in the cash flows provided by operating activities section on the accompanying consolidated statement of cash flows, in thousands:

	Year Ended December 31,
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$(74)	$—	$—
Operating cash flows from operating leases	(48,125)	(41,773)	(44,801)
Financing cash flows from finance leases	(562)	—	—

3. REVENUE RECOGNITION

Revenue is disaggregated between our Installation and Specialty Distribution segments and further based on market and product, as we believe this best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.  The following tables present our revenues disaggregated by market (in thousands):

	Year Ended December 31, 2021
	Installation	Specialty Distribution	Elims	Total
Residential	$1,919,336	$825,233	$(147,276)	$2,597,293
Commercial	459,065	381,954	(32,094)	808,925
Industrial	—	79,989	—	79,989
Net sales	$2,378,401	$1,287,176	$(179,370)	$3,486,207

	Year Ended December 31, 2020
	Installation	Specialty Distribution	Elims	Total
Residential	$1,542,515	$705,554	$(120,186)	$2,127,883
Commercial	400,946	220,653	(31,444)	590,155
Net sales	$1,943,461	$926,207	$(151,630)	$2,718,038

	Year Ended December 31, 2019
	Installation	Specialty Distribution	Elims	Total
Residential	$1,483,218	$648,230	$(115,432)	$2,016,016
Commercial	423,512	213,913	(29,320)	608,105
Net sales	$1,906,730	$862,143	$(144,752)	$2,624,121

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present our revenues disaggregated by product (in thousands):

	Year Ended December 31, 2021
	Installation	Specialty Distribution	Elims	Total
Insulation and accessories	$1,880,309	$1,052,741	$(149,556)	$2,783,494
Glass and windows	183,808	—	—	183,808
Gutters	88,856	149,730	(25,097)	213,489
All other	225,428	84,705	(4,717)	305,416
Net sales	$2,378,401	$1,287,176	$(179,370)	$3,486,207

	Year Ended December 31, 2020
	Installation	Specialty Distribution	Elims	Total
Insulation and accessories	$1,505,839	$766,139	$(123,234)	$2,148,744
Glass and windows	164,229	—	—	164,229
Gutters	82,846	102,094	(22,088)	162,852
All other	190,547	57,974	(6,308)	242,213
Net sales	$1,943,461	$926,207	$(151,630)	$2,718,038

	Year Ended December 31, 2019
	Installation	Specialty Distribution	Elims	Total
Insulation and accessories	$1,485,356	$712,959	$(114,679)	$2,083,636
Glass and windows	152,071	—	—	152,071
Gutters	85,056	88,003	(24,261)	148,798
All other	184,247	61,181	(5,812)	239,616
Net sales	$1,906,730	$862,143	$(144,752)	$2,624,121

The following table represents our contract assets and contract liabilities with customers, in thousands:

	Included in Line Item on	As of
	Condensed	December 31,	December 31,
	Balance Sheets	2021	2020
Contract Assets:
Receivables, unbilled	Receivables, net	$71,401	$48,839

Contract Liabilities:
Deferred revenue	Accrued liabilities	$14,310	$6,542

The aggregate amount remaining on uncompleted performance obligations was $311.9 million as of December 31, 2021. We expect to satisfy the performance obligations and recognize revenue on substantially all of these uncompleted contracts over the next 18 months.

On certain of our long-term contracts, a percentage of the total project cost is withheld and not invoiced to the customer and collected until satisfactory completion of the customer’s project, typically within a year. This amount is referred to as retainage and is common practice in the construction industry. Retainage receivables are classified as a component of Receivables, net on our Consolidated Balance Sheets and were $57.6 million and $50.1 million as of December 31, 2021 and 2020, respectively.

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  PROPERTY & EQUIPMENT

The following table sets forth our property and equipment by class as of December 31, 2021 and 2020, in thousands:

	As of December 31,
	2021	2020
Land and improvements	$7,776	$7,436
Buildings	45,478	39,562
Equipment	142,686	120,643
Computer hardware and software	158,731	142,427
Company vehicles	177,061	137,593
	531,732	447,661
Less: Accumulated depreciation	(296,901)	(267,608)
Total property and equipment, net	$234,831	$180,053

For additions to property and equipment as a result of 2021 acquisitions, see Note 15 – Business Combinations. As of December 31, 2021, property and equipment, net on our Consolidated Balance Sheet includes $9.7 million right of use assets on finance leases, which is disclosed further in Note 2 – Leases. There were no outstanding finance leases as of the year ended December 31, 2020.

Depreciation expense was $42.9 million, $40.5 million and $31.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.

5.  GOODWILL AND OTHER INTANGIBLES

We have two reporting units which are also our operating and reporting segments: Installation and Specialty Distribution.  Both reporting units contain goodwill.  Assets acquired and liabilities assumed are assigned to the applicable reporting unit based on whether the acquired assets and liabilities relate to the operations of such unit and determination of its fair value.  Goodwill assigned to the reporting unit is the excess of the fair value of the acquired business over the fair value of the individual assets acquired and liabilities assumed for the reporting unit.

In the fourth quarters of 2021 and 2020, we performed annual qualitative assessments of our goodwill resulting in no indicators of impairment.

Changes in the carrying amount of goodwill for the years ended December 31, 2021 and 2020, by segment, were as follows, in thousands:

			Fx		Accumulated
	Gross Goodwill		Translation	Gross Goodwill	Impairment	Net Goodwill
	December 31, 2020	Additions	Adjustment	December 31, 2021	Losses	December 31, 2021
Goodwill, by segment:
Installation	$1,726,356	$92,516	—	$1,818,872	$(762,021)	$1,056,851
Specialty Distribution	446,350	451,331	(4,769)	892,912	—	892,912
Total goodwill	$2,172,706	$543,847	$(4,769)	$2,711,784	$(762,021)	$1,949,763

				Accumulated
	Gross Goodwill		Gross Goodwill	Impairment	Net Goodwill
	December 31, 2019	Additions	December 31, 2020	Losses	December 31, 2020
Goodwill, by segment:
Installation	$1,683,589	$42,767	$1,726,356	$(762,021)	$964,335
Specialty Distribution	446,350	—	446,350	—	446,350
Total goodwill	$2,129,939	$42,767	$2,172,706	$(762,021)	$1,410,685

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth our other intangible assets, in thousands:

	As of December 31,
	2021	2020	2019
Gross definite-lived intangible assets	$783,843	$252,751	$221,382
Accumulated amortization	(99,634)	(62,146)	(40,260)
Net definite-lived intangible assets	684,209	190,605	181,122
Indefinite-lived intangible assets not subject to amortization	—	—	—
Other intangible asset, net	$684,209	$190,605	$181,122

Amortization expense	$36,501	$21,886	$20,765

The following table sets forth a breakout of our intangible assets as of December 31, 2021, in thousands:

	Gross Definite-lived Intangible Assets	Accumulated Amortization	Net Definite-lived Intangible Assets
Trademarks	$44,365	$(8,161)	$36,204
Customer relationships	731,759	(84,499)	647,260
Non-compete	7,719	(6,974)	745
Total	$783,843	$(99,634)	$684,209

The following table sets forth the amortization expense related to the definite-lived intangible assets during each of the next five years, in thousands:

Amortization Expense
2022	$67,216
2023	66,532
2024	66,443
2025	66,443
2026	66,443

See Note 15 – Business Combinations for breakout by major intangible asset class and their weighted average estimated useful lives.

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  LONG-TERM DEBT

The following table reconciles the principal balances of our outstanding debt to our Consolidated Balance Sheets, in thousands:

	As of December 31,
	2021	2020
3.625% Senior Notes due 2029	$400,000	$—
4.125% Senior Notes due 2032	500,000	—
5.625% Senior Notes	—	400,000
Term loan	596,250	288,750
Equipment notes	17,085	25,451
Unamortized debt issuance costs	(20,212)	(7,479)
Total debt, net of unamortized debt issuance costs	1,493,123	706,722
Less: current portion of long-term debt	38,640	23,326
Total long-term debt	$1,454,483	$683,396

The following table sets forth our remaining principal payments for our outstanding debt balances as of December 31, 2021, in thousands:

	Payments Due by Period
	2022	2023	2024	2025	2026	Thereafter	Total
3.625% Senior Notes	$—	$—	$—	$—	$—	$400,000	$400,000
4.125% Senior Notes	—	—	—	—	—	500,000	500,000
Term loan	30,000	33,750	45,000	48,750	438,750	—	596,250
Equipment notes	8,639	6,325	2,121	—	—	—	17,085
Total	$38,639	$40,075	$47,121	$48,750	$438,750	$900,000	$1,513,335

Amendments to Credit Agreement and Senior Secured Term Loan Facility

On March 8, 2021, the Company entered into Amendment No. 1 to Credit Agreement.  Amendment No. 1 to Credit Agreement provided for a term loan facility in an aggregate principal amount of $300.0 million, all of which was drawn on March 8, 2021, and a revolving facility with an aggregate borrowing capacity of $450.0 million, including a $100.0 million letter of credit sublimit and up to a $35.0 million swingline sublimit.

The maturity date for the loans under Amendment No. 1 to Credit Agreement was extended from March 2025 to March 2026, the floor for base rate loans was reduced from 1.5% to 1.0%, and the floor for Eurodollar rate loans was reduced from 0.5% to 0.0%. Additional provisions were made for the eventual replacement of LIBOR with another alternate benchmark rate.

On October 7, 2021, the Company entered into Amendment No. 2 to Credit Agreement. Amendment No. 2 to Credit Agreement provides for a term loan facility in an aggregate principal amount of $600.0 million, comprised of a $300.0 million term loan facility and a $300.0 million delayed draw term loan commitment, all of which was drawn on October 7, 2021, and a revolving facility with an aggregate borrowing capacity of $500.0 million, including a $100.0 million letter of credit sublimit and up to a $35.0 million swingline sublimit. The maturity date for the loans under Amendment No. 2 to Credit Agreement was extended from March 2026 to October 2026. Additional provisions were also made for the eventual replacement of LIBOR with another alternate benchmark rate.

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table outlines the key terms of Amendment No. 2 to Credit Agreement (dollars in thousands):

Senior secured term loan facility	$300,000
Additional delayed draw term loan	$300,000

Additional term loan and/or revolver capacity available under incremental facility (a)	$300,000

Revolving facility	$500,000
Sublimit for issuance of letters of credit under revolving facility (b)	$100,000
Sublimit for swingline loans under revolving facility (b)	$35,000

Interest rate as of December 31, 2021	1.09%
Scheduled maturity date	10/7/2026
(a)	Additional borrowing capacity is available under the incremental facility, subject to certain terms and conditions (including existing or new lenders providing commitments in respect of such additional borrowing capacity).
(b)	Use of the sublimits for the issuance of letters of credit and swingline loans reduces the availability under the revolving facility.

Interest payable on borrowings under Amendment No. 2 to Credit Agreement is based on an applicable margin rate plus, at our option, either:

●	A base rate determined by reference to the highest of either (i) the federal funds rate plus 0.50 percent, (ii) BofA’s “prime rate,” and (iii) the LIBOR rate for U.S. dollar deposits with a term of one month, plus 1.00 percent; or

●	A LIBOR rate (or a comparable successor rate) determined by reference to the costs of funds for deposits in U.S. dollars for the interest period relevant to such borrowings, subject to a floor of 0%.

Amendment No. 2 to Credit Agreement contemplates future amendment by the Company and the agent to provide for the replacement of LIBOR with another alternate benchmark rate, giving due consideration to any evolving or then existing convention for similar U.S. dollar denominated syndicated credit facilities for such alternative benchmarks, including any related mathematical or other applicable adjustments.

The applicable margin rate is determined based on our Secured Leverage Ratio.  In the case of base rate borrowings, the applicable margin rate ranges from 0.00 percent to 1.00 percent and in the case of LIBOR rate borrowings, the applicable margin ranges from 1.00 percent to 2.50 percent.  Borrowings under Amendment No. 2 to Credit Agreement are prepayable at the Company’s option without premium or penalty.  The Company is required to make prepayments with the net cash proceeds of certain asset sales and certain extraordinary receipts.

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

	As of December 31,
	2021	2020
Revolving facility	$500,000	$450,000
Less: standby letters of credit	(69,936)	(60,382)
Availability under revolving facility	$430,064	$389,618

We are required to pay commitment fees to the Lenders in respect of any unutilized commitments.  The commitment fees range from 0.15 percent to 0.275 percent per annum, depending on our Secured Leverage Ratio.  We must also pay customary fees on outstanding letters of credit.

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.625% Senior Notes

On March 15, 2021, the Company completed a private offering of $400.0 million aggregate principal amount of 3.625% Senior Notes due 2029. The Company used the proceeds from the issuance of the 3.625% Senior Notes, together with cash on hand, to redeem 100% of its $400.0 million aggregate principal amount of 5.625% Senior Notes due 2026.   The 3.625% Senior Notes are senior unsecured obligations and bear interest at 3.625% per year, payable semiannually in arrears on March 15 and September 15, beginning on September 15, 2021. The 3.625% Senior Notes mature on March 15, 2029, unless redeemed early or repurchased. If we undergo a change in control, we must make an offer to repurchase all of the 3.625% Senior Notes then outstanding at a repurchase price equal to 101% of their aggregate principal amount, plus accrued and unpaid interest (if any) to, but not including, the repurchase date.

The Company may redeem the 3.625% Senior Notes, in whole or in part, at any time on or after March 15, 2024 at the redemption prices specified in the notes.  The Company may also redeem all or part of the 3.625% Senior Notes at any time prior to March 15, 2024 at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus the Applicable Premium (as defined in the notes), as of, and accrued and unpaid interest to, the redemption date. Additionally, the Company may redeem up to 40% of the aggregate principal amount of the 3.625% Senior Notes prior to March 15, 2024 with the net cash proceeds of certain sales of its capital stock at 103.625% of the principal amount of the notes, plus accrued and unpaid interest, if any, to the date of redemption only if, after the redemption, at least 60% of the aggregate principal amount of the notes originally issued remains outstanding.

4.125% Senior Notes

On October 14, 2021, the Company completed a private offering of $500.0 million aggregate principal amount of 4.125% Senior Notes due 2032. The 4.125% Senior Notes are senior unsecured obligations and bear interest at 4.125% per year, payable semiannually in arrears on February 15 and August 15, beginning on August 15, 2022. The 4.125% Senior Notes mature on February 15, 2032, unless redeemed early or repurchased. If we undergo a change in control, we must make an offer to repurchase all of the 4.125% Senior Notes then outstanding at a repurchase price equal to 101% of their aggregate principal amount, plus accrued and unpaid interest (if any) to, but not including, the repurchase date.

The Company may redeem the 4.125% Senior Notes, in whole or in part, at any time on or after October 15, 2026 at the redemption prices specified in the notes plus accrued and unpaid interest if redeemed during the 12 month period commencing on October 15 of the years set for: 2026 – 102.063%, 2027 – 101.375%, 2028 – 100.688%, 2029 and thereafter – 100.000%. The Company may also redeem a make-whole redemption of the 4.125% Senior Notes at any time prior to October 15, 2026 at the treasury rate plus 50 bps. Additionally, the Company may redeem up to 40% of the aggregate principal amount of the 4.125% Senior Notes prior to October 15, 2024 with the net cash proceeds of certain sales of its capital stock at 104.125% of the principal amount of the notes, plus accrued and unpaid interest, if any, to the date of redemption only if, after the redemption, at least 60% of the aggregate principal amount of the notes originally issued remains outstanding.

Equipment Notes

We did not issue equipment notes during the year ended December 31, 2021. The company issued $41.6 million of equipment notes for the purpose of financing the purchase of vehicles and equipment in prior years. The Company’s equipment notes each have a five year term maturing from 2023 to 2024 and bear interest at fixed rates between 2.8% and 4.4%.

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Covenant Compliance

The indentures governing our 3.625% Senior Notes and our 4.125% Senior Notes (together, our “Senior Notes”) contain restrictive covenants that, among other things, generally limit the ability of the Company and certain of its subsidiaries (subject to certain exceptions) to (i) create liens, (ii) pay dividends, acquire shares of capital stock and make payments on subordinated debt, (iii) place limitations on distributions from certain subsidiaries, (iv) issue or sell the capital stock of certain subsidiaries, (v) sell assets, (vi) enter into transactions with affiliates and (vii) effect mergers.  The indentures provide for customary events of default which include (subject in certain cases to customary grace and cure periods), among others: nonpayment of principal or interest; breach of covenants or other agreements in the indenture; defaults in failure to pay certain other indebtedness; and certain events of bankruptcy or insolvency. Generally, if an event of default occurs and is continuing under the indenture, the trustee or the holders of at least 30% in aggregate principal amount of each of our Senior Notes then outstanding may declare the principal of, premium, if any, and accrued interest on the Senior Notes subject to such declaration immediately due and payable. The Senior Notes and related guarantees have not been registered under the Securities Act of 1933, and we are not required to register either the Senior Notes or the guarantees in the future.

The Credit Agreement contains certain covenants that limit, among other things, the ability of the Company to incur additional indebtedness or liens; to make certain investments or loans; to make certain restricted payments; to enter into consolidations, mergers, sales of material assets, and other fundamental changes; to transact with affiliates; to enter into agreements restricting the ability of subsidiaries to incur liens or pay dividends; or to make certain accounting changes.  The Credit Agreement contains customary affirmative covenants and events of default.

The Credit Agreement requires that we maintain a Net Leverage Ratio and minimum Interest Coverage Ratio throughout the term of the agreement.  The following table outlines the key financial covenants effective for the period covered by this Quarterly Report:

As of December 31, 2021
Maximum Net Leverage Ratio	3.50:1.00
Minimum Interest Coverage Ratio	3.00:1.00
Compliance as of period end	In Compliance

7.  FAIR VALUE MEASUREMENTS

Fair Value on Recurring Basis

The carrying values of cash and cash equivalents, receivables, net, and accounts payable are considered to be representative of their respective fair values due to the short-term nature of these instruments.  We measure our contingent consideration liabilities related to business combinations at fair value.  For more information see Note 15 – Business Combinations.

Fair Value on Non-Recurring Basis

Fair value measurements were applied to our long-term debt portfolio.  We believe the carrying value of our term loan approximates the fair market value primarily due to the fact that the non-performance risk of servicing our debt obligations, as reflected in our business and credit risk profile, has not materially changed since we assumed our debt obligations under the Amendment No. 2 to Credit Agreement.  In addition, due to the floating-rate nature of our term loan, the market value is not subject to variability solely due to changes in the general level of interest rates as is the case with a fixed-rate debt obligation. Based on active market trades of our 3.625% Senior Notes and our 4.125% Senior Notes close to December 31, 2021 (Level 1 fair value measurements), we estimate that the fair value of each in the table below:

	As of December 31, 2021
	Fair Value	Gross Carrying Value
3.625% Senior Notes	405,000	400,000
4.125% Senior Notes	516,900	500,000

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During all periods presented, there were no transfers between fair value hierarchical levels.

8. SEGMENT INFORMATION

Our reportable segments are Installation and Specialty Distribution.

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

Our Specialty Distribution segment distributes building and mechanical insulation, insulation accessories and other building product materials for the residential, commercial, and industrial end markets. In addition to insulation and accessories, it distributes rain gutters, fireplaces, closet shelving, and roofing materials, among other items. Distributed products are sold from distribution centers in various parts of the United States and Canada, primarily to contractors and dealers (including lumber yards) serving a wide variety of commercial and industrial industries.

Our Chief Operating Decision Maker regularly reviews financial information of our segments in determining resource allocation and assessing performance.  The key performance metric we use to evaluate our businesses is segment operating profit.  Operating profit for the individual segments includes corporate costs which are allocated to the segments based on various metrics including sales and headcount.

Intercompany sales from the Specialty Distribution segment to the Installation segment are recorded by the Specialty Distribution segment with a profit margin and by our Installation segment at cost.

Key information by segment is as follows, for the years ended December 31, in thousands:

	Net Sales			Operating Profit (b)
	2021	2020	2019	2021	2020	2019
Our operations by segment were (a):
Installation	$2,378,401	$1,943,461	$1,906,730	$383,722	$294,793	$253,230
Specialty Distribution	1,287,176	926,207	862,143	169,368	115,343	90,388
Intercompany eliminations and other adjustments	(179,370)	(151,630)	(144,752)	(29,653)	(24,305)	(23,921)
Total	$3,486,207	$2,718,038	$2,624,121	523,437	385,831	319,697
General corporate expense, net (c)				(47,018)	(30,785)	(30,174)
Operating profit, as reported				476,419	355,046	289,523
Other expense, net				(42,976)	(31,956)	(35,745)
Income before income taxes				$433,443	$323,090	$253,778

	Property Additions			Depreciation and Amortization			Total Assets
	2021	2020	2019	2021	2020	2019	2021	2020
Our operations by segment were (a):
Installation	$53,996	$32,084	$34,101	$57,815	$50,265	$42,682	$2,024,448	$1,722,192
Specialty Distribution	41,847	8,530	8,404	18,743	9,912	8,245	2,080,700	730,531
Corporate	4,539	4,259	2,993	2,832	2,233	1,773	153,382	362,560
Total, as reported	$100,382	$44,873	$45,498	$79,390	$62,410	$52,700	$4,258,530	$2,815,283

(a)	All of our operations are located in the U.S. and Canada.
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

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  ACCRUED LIABILITIES

The following table sets forth the components of accrued liabilities, in thousands:

	As of December 31,
	2021	2020
Accrued liabilities:
Salaries, wages, and commissions	$71,664	$34,584
Insurance liabilities	24,425	22,007
Customer rebates	15,625	6,191
Deferred revenue	14,311	6,542
Employee tax-related liabilities	12,545	12,603
Sales & Property taxes	9,364	6,939
Interest payable on long-term debt	8,798	3,924
Other	19,159	15,159
Total accrued liabilities	$175,891	$107,949

As of December 31, 2021 and 2020, employee tax-related liabilities included $10.2 and $12.0 million, respectively, for employer portion social security taxes that were deferred under the CARES Act and were due in the years ended December 31, 2022 and 2021, respectively.

10.  EMPLOYEE RETIREMENT PLANS

We provide a defined-contribution retirement plan for substantially all employees.  In addition, we participate in 47 regional multi-employer pension plans, principally related to building trades; none of the plans are considered material.

The expense related to our participation in the retirement plans was as follows, in thousands:

	Years Ended December 31,
	2021	2020	2019
Defined contribution plans	$12,192	$10,251	$10,015
Multi-employer plans	12,308	11,754	13,241
	$24,500	$22,005	$23,256

The Pension Protection Act (“PPA”) defines a zone status for multi-employer pension plans.  Plans in the green zone are at least 80 percent funded, plans in the yellow zone are at least 65 percent funded and plans in the red zone are generally less than 65 percent funded.

We participate in the Carpenters Pension Trust Fund for Northern California (“NCT”), which is our third largest multi-employer plan expense and is in the red zone.  The NCT has implemented a funding rehabilitation plan in accordance with government requirements.  Our contributions to NCT have not exceeded 1 percent of the total contributions to the plan.

	Employer
	Identification	PPA Zone Status		Funding Plan	Contributions (in thousands)			Surcharge
Pension Fund	Number/Plan Number	2021	2020	Pending / Implemented	2021	2020	2019	Imposed
NCT	94-6050970/001	Red	Red	Yes	$2,326	$2,710	$3,810	No

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes our outstanding performance, licensing, insurance and other bonds, in thousands:

	As of December 31,
	2021	2020
Outstanding bonds:
Performance bonds	$128,173	$102,534
Licensing, insurance, and other bonds	21,792	27,633
Total bonds	$149,965	$130,167

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  INCOME TAXES

(In thousands)	2021	2020	2019
Income before income taxes:
U.S.	$429,731	$323,090	$253,778
Foreign	3,712	—	—
Total	$433,443	$323,090	$253,778
Income tax expense (benefit):
Currently payable:
U.S. Federal	$88,930	$66,792	$46,320
State and local	22,006	13,345	7,575
Foreign	1,039	—	—
Deferred:
U.S. Federal	(4,123)	(8,087)	(543)
State and local	1,769	4,017	9,431
Foreign	(194)	—	—
	$109,427	$76,067	$62,783
Deferred tax assets at December 31:
Receivables, net	$3,578	$2,819
Inventories, net	5,961	2,347
Other assets, principally share-based compensation	4,219	3,396
Accrued liabilities	19,206	12,119
Lease liability	14,367	8,474
Long-term liabilities	9,821	9,712
Long-term lease liability	33,526	13,533
Net operating loss carryforward	7,747	7,577
Disallowed interest carryforward	11,108	—
	109,533	59,977
Deferred tax liabilities at December 31:
Right of use assets	48,300	21,064
Property and equipment, net	42,150	33,111
Intangibles, net	263,327	169,710
Other	2,094	1,932
	355,871	225,817
Net deferred tax liability at December 31	$246,338	$165,840

A valuation allowance must be established for deferred tax assets when it is more-likely-than-not that they will not be realized.  After review of all available positive and negative evidence, the Company has determined that no valuation allowance was required for the deferred tax assets as of December 31, 2021 or December 31, 2020.

At December 31, 2021, the net deferred tax liability of $246.3 million consisted of net long-term deferred tax assets of $1.9 million and net long-term deferred tax liabilities of $248.2 million.  At December 31, 2020, the net deferred tax liability of $165.8 million consisted of net long-term deferred tax assets of $2.7 million and net long-term deferred tax liabilities of $168.6 million.  The deferred assets and deferred liabilities show the State deferreds net of Federal benefit.

Of the deferred tax asset related to the net operating loss at December 31, 2021, $5.3 million will expire between 2022 and 2040.  Of the deferred tax asset related to the net operating loss at December 31, 2020, $7.5 million will expire between 2021 and 2039.

The deferred tax asset related to disallowed interest is not subject to expiration.

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the U.S. Federal statutory tax rate to the income tax expense (benefit) on income was as follows:

	2021	2020	2019
U.S. Federal statutory tax rate	21.0%	21.0%	21.0%
State and local taxes, net of U.S. Federal tax benefit	4.3	4.2	5.3
Share based compensation	(0.5)	(2.1)	(2.2)
Non-deductible/non-taxable items (1)	0.1	0.2	0.3
Other, net (1)	0.3	0.2	0.3
Effective tax rate	25.2%	23.5%	24.7%
(1)	Certain prior year percentages have been reclassified to conform to the current year presentation.

A tax benefit of $2.4 million, $7.8 million and $6.3 million related to share-based compensation was recognized in income tax expense for the years ended December 31, 2021, 2020 and 2019, respectively.

We file income tax returns in the U.S. Federal jurisdiction, various U.S. state and local jurisdictions, and foreign jurisdictions. With few exceptions, we are no longer subject to income tax examinations on filed returns for years before 2017.

As of December 31, 2021, there are no liabilities related to uncertain tax positions.

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

Basic and diluted net income per share were computed as follows:

	Years Ended December 31,
	2021	2020	2019
Net income (in thousands) - basic and diluted	$324,016	$247,023	$190,995

Weighted average number of common shares outstanding - basic	32,801,906	32,917,971	33,806,104

Dilutive effect of common stock equivalents:
RSAs with service-based conditions	21,130	51,324	87,159
RSAs with market-based conditions	127,723	150,530	189,044
RSAs with performance-based conditions	65,262	41,807	69,199
Stock options	130,150	138,354	225,049

Weighted average number of common shares outstanding - diluted	33,146,171	33,299,986	34,376,555

Basic net income per common share	$9.88	$7.50	$5.65

Diluted net income per common share	$9.78	$7.42	$5.56

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes shares excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive:

	Years Ended December 31,
	2021	2020	2019
Anti-dilutive common stock equivalents:
RSAs with service-based conditions	1,206	3,138	3,948
RSAs with market-based conditions	6,926	2,085	4,925
RSAs with performance-based conditions	—	—	—
Stock options	19,121	29,998	54,435
Total anti-dilutive common stock equivalents	27,253	35,221	63,308

14.  SHARE-BASED COMPENSATION

Effective July 1, 2015, our eligible employees commenced participation in the 2015 LTIP.  The 2015 LTIP authorizes the Board to grant stock options, stock appreciation rights, restricted shares, restricted share units, performance awards, and dividend equivalents.  All grants are made by issuing new shares and no more than 4.0 million shares of common stock may be issued under the 2015 LTIP.  As of December 31, 2021, we had 2.0 million shares remaining available for issuance under the 2015 LTIP.

Share-based compensation expense is included in selling, general, and administrative expense.  The income tax effect associated with share-based compensation awards is included in income tax expense.

The following table presents share-based compensation amounts recognized in our consolidated statements of operations, in thousands:

	Year Ended December 31,
	2021	2020	2019
Share-based compensation expense	$11,316	$14,752	$13,658
Income tax benefit	$2,419	$7,772	$6,285

The following table presents a summary of our share-based compensation activity for the year ended December 31, 2021, in thousands, except per share amounts:

	RSAs		Stock Options
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance December 31, 2020	324.8	$87.79	239.7	$24.33	$68.86	$27,612.1
Granted	74.6	$246.50	24.1	$89.59	$214.58
Converted/Exercised	(144.7)	$81.76	(53.3)	$22.15	$61.87	$7,303.3
Forfeited/Expired	(10.3)	$93.63	—	$—	$—
Balance December 31, 2021	244.4	$119.41	210.5	$32.35	$87.30	$39,692.4

Exercisable December 31, 2021 (a)			114.3	$20.88	$57.55	$24,964.8
(a)	The weighted average remaining contractual term for vested stock options is 5.7 years.

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We had unrecognized share-based compensation expense relating to unvested awards as shown in the following table, dollars in thousands:

	As of December 31, 2021
	Unrecognized Compensation Expense on Unvested Awards	Weighted Average Remaining Vesting Period
RSAs	$10,574	0.8
Stock options	1,317	1.0
Total unrecognized compensation expense related to unvested awards	$11,891

Our RSAs with performance-based conditions are evaluated on a quarterly basis with adjustments to compensation expense based on the likelihood of the performance target being achieved or exceeded.  The following table shows the range of payouts and the related expense for our outstanding RSAs with performance-based conditions, in thousands:

		Payout Ranges and Related Expense
RSAs with Performance-Based Conditions	Grant Date Fair Value	0%	25%	100%	200%
February 18, 2019	$2,184	$—	$546	$2,184	$4,368
February 17, 2020	$2,675	$—	$669	$2,675	$5,350
February 16, 2021	$2,552	$—	$638	$2,552	$5,104

During the first quarter of 2021, RSAs with performance-based conditions that were granted on February 19, 2018, vested based on cumulative three-year achievement of 200%. Total compensation expense recognized over the three-year performance period, net of forfeitures, was $3.7 million.

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

The fair value of stock options granted under the 2015 LTIP was calculated using the Black-Scholes Options Pricing Model. The following table presents the assumptions used to estimate the fair values of the stock options granted in 2021 and 2020:

	2021	2020
Risk free interest rate	0.76%	1.53%
Expected volatility, using historical return volatility and implied volatility	43.29%	31.50%
Expected life (in years)	6.0	6.0
Dividend yield	0.00%	0.00%
Estimated fair value of stock options at grant date	$89.59	$39.49

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  BUSINESS COMBINATIONS

We continue to acquire businesses as part of our ongoing strategy to grow our company and expand our market share. Each acquisition has been accounted for as a business combination under ASC 805, “Business Combinations.” Acquisition related costs for the years ended December 31, 2021 and 2020, were $15.3 million and $0.9 million, respectively.  Acquisition costs are included in selling, general, and administrative expense in our condensed consolidated statements of operations. The tables below provide a summary of businesses acquired in 2021 including, for significant acquisitions, the net sales and net (loss) income incurred for the year ended December 31, 2021:

2021 Acquisitions	Date	Cash Paid	Contingent Consideration	Total Purchase Price	Goodwill Acquired	Net Sales	Net (Loss) Income
LCR	1/20/2021	$53,667	$—	$53,667	$19,547	$46,356	$(1,444)
ABS	4/5/2021	124,348	—	124,348	54,048	110,786	8,142
DI	10/15/2021	1,031,467	—	1,031,467	440,055	188,251	(4,759)
All others	Various	57,642	1,200	58,842	30,197	24,128	1,681
Total		$1,267,124	$1,200	$1,268,324	$543,847	$369,521	$3,620

Pro Forma Results- DI Acquisition

The following unaudited pro forma information has been prepared as if the acquisition of DI, as described above, had taken place on January 1, 2020. The unaudited pro forma information is not necessarily indicative of the results that we would have achieved had the transaction actually taken place on January 1, 2020. Further, the unaudited pro forma information does not purport to be indicative of future financial operating results. Our unaudited pro forma results are presented below, in thousands:

	Unaudited Pro Forma for the
	Year Ended December 31,
	2021	2020
Net sales	$4,112,175	$3,380,897
Net income	$319,719	$210,625

The following table details the additional expense included in the unaudited pro forma operating income as if the acquisition of DI had taken place on January 1, 2020. Our unaudited pro forma results are presented below, in thousands:

	Unaudited Pro Forma for the
	Year Ended December 31,
	2021	2020
Depreciation & amortization	$35,741	$45,146
Income tax benefit (using 26% effective tax rate)	$(508)	$(12,496)

The proforma impact of all other 2021 acquisitions were immaterial to our results of operations for the years ended December 31, 2021 and 2020.

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchase Price Allocations

The estimated fair values of the assets acquired and liabilities assumed for the 2021 acquisitions, as well as the fair value of consideration transferred, approximated the following as of December 31, 2021, in thousands:

	2021 Acquisitions
	LCR	ABS	DI	All others	Total
Estimated fair values:
Accounts receivable	16,041	14,184	142,104	7,522	179,851
Inventories	806	8,441	134,620	4,406	148,273
Prepaid and other assets	83	370	9,002	142	9,597
Property and equipment	3,706	7,242	40,140	2,860	53,948
ROU asset (operating)	518	8,843	66,698	4,870	80,929
Intangible assets	15,970	40,040	458,000	17,082	531,092
Goodwill	19,547	54,048	440,055	30,197	543,847
Accounts payable	(2,105)	—	(69,466)	(3,669)	(75,240)
Lease liabilities	(518)	(8,843)	(76,066)	(4,870)	(90,297)
Deferred tax liabilities	1	773	(84,527)	213	(83,540)
All other liabilities	(382)	(750)	(29,093)	89	(30,136)
Net assets acquired	$53,667	$124,348	$1,031,467	$58,842	$1,268,324

	2021 Acquisitions
	LCR	ABS	DI	All others	Total
Fair value of consideration transferred:
Cash	$53,667	$124,348	$1,031,467	$57,642	$1,267,124
Deferred consideration	—	—	—		—
Contingent consideration	—	—	—	1,200	1,200
Total consideration transferred	$53,667	$124,348	$1,031,467	$58,842	$1,268,324

Estimates of acquired intangible assets related to the 2021 acquisitions are as follows, as of December 31, 2021, dollars in thousands:

	Estimated Fair Value	Weighted Average Estimated Useful Life (Years)
2021 Acquisitions
Customer relationships	$501,792	12
Trademarks and trade names	29,300	10
Total intangible assets acquired	$531,092	12

The acquisition of DI comprises $434 million of the customer relationships additions and $24 million of the trademarks and trade names additions in 2021.

The table below provides a summary as of December 31, 2021 for businesses acquired during the year ended December 31, 2020:

2020 Acquisitions	Date	Cash Paid	Contingent Consideration	Total Purchase Price	Goodwill Acquired	Net Sales	Net (Loss) Income
Cooper	2/20/2020	$10,534	$1,000	$11,534	$5,724	$905	$(75)
Hunter	2/24/2020	9,136	—	9,136	5,262	1,191	(12)
Garland	10/1/2020	62,107	—	62,107	30,671	51,986	6,398
Total		$81,777	$1,000	$82,777	$41,657	$54,082	$6,311

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As third-party or internal valuations are finalized, certain tax aspects of the foregoing transactions are completed, and customer post-closing reviews are concluded, adjustments may be made to the fair value of assets acquired, and in some cases total purchase price, through the end of each measurement period, generally one year following the applicable acquisition date. Goodwill to be recognized in connection with these acquisitions is attributable to the synergies expected to be realized and improvements in the businesses after the acquisitions. Primarily all of the goodwill recorded for the year ended December 31, 2021 and 2020, respectively, is deductible for income tax purposes with the exception of Distribution International. Of the goodwill recorded from the acquisition of Distribution International $52.9 is deductible for income tax purposes.

Contingent Consideration

The acquisition of Viking included a contingent consideration arrangement that requires additional consideration to be paid by TopBuild based on the achievement of annual gross revenue targets over a three-year period. The range of undiscounted amounts TopBuild may be required to pay under the contingent consideration agreement is between zero and $1.5 million. The fair value of the contingent consideration recognized on the acquisition date of $1.2 million was estimated by applying the income approach using discounted cash flows. That measure is based on significant Level 3 inputs not observable in the market. The significant assumption includes a discount rate of 10.0%. Changes in the fair value measurement each period reflect the passage of time as well as the impact of adjustments, if any, to the likelihood of achieving the specified targets. We made a contingent payment of $0.5 million in the year ended December 31, 2021.

The acquisition of Cooper includes a contingent consideration arrangement that requires additional consideration to be paid by TopBuild based on the achievement of annual gross revenue targets over a two-year period ending February 20, 2022. The range of undiscounted amounts TopBuild may be required to pay under the contingent consideration agreement is between zero and $1.0 million, which also represents the fair value recognized on the acquisition date. Changes in the fair value measurement each period reflect the impact of adjustments, if any, to the likelihood of achieving the specified targets. We made a contingent payment of $0.2 million during the year ended December 31, 2021 and the remaining liability for contingent consideration has been released with no further payments anticipated.

The acquisition of Valley includes a contingent consideration arrangement that requires additional consideration to be paid by TopBuild based on the achievement of annual gross revenue targets over a two-year period ending August 23, 2023. The range of undiscounted amounts TopBuild may be required to pay under the contingent consideration agreement is between zero and $1.2 million, which also represents the fair value recognized on the acquisition date. Changes in the fair value measurement each period reflect the impact of adjustments, if any, to the likelihood of achieving the specified targets.

Payments of contingent consideration are classified as either financing or operating activities on our condensed consolidated statement of cash flows in accordance with ASC 230-10-45. The following table presents the fair value of contingent consideration, in thousands:

	Viking	Cooper	Valley
Date of Acquisition	July 15, 2019	February 20, 2020	August 23, 2021
Fair value of contingent consideration recognized at acquisition date	$1,243	$1,000	$1,200

Contingent consideration at December 31, 2020	$910	$1,000	$—
Additions	—	—	1,200
Change in fair value of contingent consideration during the year ended December 31, 2021	67	(850)	—
Payment of contingent consideration during the year ended December 31, 2021	(500)	(150)	—
Liability balance for contingent consideration at December 31, 2021	$477	$—	$1,200

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.  SHARE REPURCHASE PROGRAMS

On July 26, 2021, our Board authorized the 2021 Repurchase Program, pursuant to which the Company may purchase up to $200.0 million of our common stock.  Share repurchases may be executed through various means including open market purchases, privately negotiated transactions, accelerated share repurchase transactions, or other available means.  The 2021 Repurchase Program does not obligate the Company to purchase any shares and has no expiration date.  Authorization for the 2021 Repurchase Program may be terminated, increased, or decreased by the Board at its discretion at any time.  As of December 31, 2021, the Company has $200.0 million remaining under the 2021 Repurchase Program.

On February 22, 2019, our Board authorized the 2019 Repurchase Program, pursuant to which the Company may purchase up to $200.0 million of our common stock.  Share repurchases may be executed through various means including open market purchases, privately negotiated transactions, accelerated share repurchase transactions, or other available means.  The 2019 Share Repurchase Program does not obligate the Company to purchase any shares and has no expiration date.  Authorization for the 2019 Share Repurchase Program may be terminated, increased, or decreased by the Board at its discretion at any time.  As of December 31, 2021, the Company has approximately $4.4 million remaining under the 2019 Repurchase Program.

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

The following table sets forth our share repurchases under the 2019 Repurchase Program during the periods presented:

	Year Ended December 31,
	2021	2020
Number of shares repurchased	183,136	616,227 (a)
Share repurchase cost (in thousands)	$35,556	$49,151

(a) The year ended December 31, 2020 includes 73,455 shares we received as final settlement of our 2019 ASR Agreement.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.

In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred.  Our management’s evaluation of internal control over financial reporting excluded the internal control activities of DI, which we acquired on October 15, 2021. Excluded from management’s evaluation were total assets and total revenues of DI, a wholly-owned subsidiary, representing 9% and 5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021.  We do not anticipate that the integration of DI will result in any material changes to our internal control over financial reporting, and we plan to incorporate DI into our evaluation within one year from the date of acquisition.  As the post-closing integration progresses, we will continue to review, and as appropriate to integrate, DI’s internal controls and processes.  We have included the financial results of DI in the consolidated financial statements from the date of acquisition.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013).  Based on our assessment and those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing under Item 8. Financial Statements and Supplementary Data – Report of Independent Registered Public Accounting Firm.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the fiscal quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

For information regarding our executive officers see Item 1. Business – Executive Officers, which we incorporate herein by reference. Further information required by this item will be set forth in our definitive proxy statement for the 2022 Annual Meeting of Shareholders (“2022 Proxy Statement”) to be filed with the SEC within 120 days of the year ended December 31, 2021, and is incorporated herein by reference.

Our Board of Directors adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all of our employees, officers, and directors, including our Chief Executive Officer, Chief Financial Officer, and other senior officers, in accordance with applicable rules and regulations of the SEC and the NYSE.  Our Code is available on our website at https://www.topbuild.com/ESG/governance.  We will disclose any amendments to or waivers of this Code for directors, executive officers, or senior officers on our website.  The reference to our website address does not constitute incorporation by reference of the information contained on the website, and such information is not a part of this Annual Report.

Item 11.  EXECUTIVE COMPENSATION

Information required by this item will be set forth in our 2022 Proxy Statement, and is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

Information required by this item will be set forth in our 2022 Proxy Statement, and is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item will be set forth in our 2022 Proxy Statement, and is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item will be set forth in our 2022 Proxy Statement, and is incorporated herein by reference.

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	Listing of Documents:

i.	Financial Statements. Our Consolidated Financial Statements included in Item 8 hereof, as required at December 31, 2021 and 2020, and for the years ended December 31, 2021, 2020, and 2019, consist of the following:

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Comprehensive Income

Consolidated Statements of Cash Flows

Consolidated Statements of Changes in Equity

Notes to Consolidated Financial Statements

ii.	Exhibits. See separate Index to Exhibits hereafter.

Item 16.  FORM 10-K SUMMARY

None.

INDEX TO EXHIBITS

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Title	Form	Exhibit	Filing Date	Herewith

2.1***	Separation and Distribution Agreement, dated as of June 29, 2015, by and between Masco Corporation and TopBuild Corp.	8-K	2.1	7/6/2015

2.2***	Agreement and Plan of Merger, dated as of March 1, 2018, by and among Legend Holdings LLC, USI Legend Parent, Inc., TopBuild Corp. and Racecar Acquisition Corp.	8-K	2.1	3/2/2018

3.1	Composite Certificate of Incorporation of TopBuild Corp.	10-Q	3.2	7/8/2018

3.2	Amended and Restated Bylaws of TopBuild Corp., as Amended July 29, 2019	10-K	3.2	2/25/2020

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	3.1	4/30/2019

4.1	Indenture, dated April 25, 2018, by and between TopBuild Escrow Corp, and U.S. Bank National Association, as Trustee	8-K	4.1	4/26/2018

4.2	Supplemental Indenture, dated May 1, 2018, by and among the Company, the Guarantors and U.S. Bank National Association, as Trustee	8-K	4.1	5/2/2018

4.3	Description of TopBuild Securities Registered Under Section 12 of the Exchange Act	10-K	4.3	2/25/2020

10.1	Tax Matters Agreement, dated as of June 29, 2015, between Masco Corporation and TopBuild Corp.	8-K	10.1	7/6/2015

10.2	Transition Services Agreement, dated as of June 29, 2015, between Masco Corporation and TopBuild Corp.	8-K	10.2	7/6/2015

10.3	Employee Matters Agreement, dated as of June 29, 2015, by and between Masco Corporation and TopBuild Corp.	8-K	10.3	7/6/2015

10.4†	Change in Control and Severance Agreement between Gerald Volas and TopBuild Corp.	10-K	10.11	3/3/2016

10.5†	Amended and Restated TopBuild Corp. 2015 Long Term Stock Incentive Plan (“A&R LTIP”)	10-Q	10.2	5/11/2016

10.6†	Form of Restricted Stock Award (“RSA”) Agreement under A&R LTIP	10-K	10.7	2/25/2020

10.7†	Form of Performance RSA Agreement (EPS) under A&R LTIP	10-K	10.8	2/25/2020

10.8†	Form of Performance RSA Agreement (RTSR) under A&R LTIP	10-K	10.9	2/25/2020

10.9†	Form of Option Award Agreement under A&R LTIP	10-K	10.10	2/25/2020

10.10†	Form of RSA Agreement for Non-Employee Director under A&R LTIP	10-K	10.11	2/25/2020

10.11*	Accelerated Share Repurchase agreement, dated May 5, 2017, among TopBuild Corp. and Bank of America, N.A.*	10-Q	10.5	8/8/2017

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Title	Form	Exhibit	Filing Date	Herewith

10.12	Escrow Agreement, dated April 25, 2018, by and among TopBuild Corp., TopBuild Escrow Corp. and U.S. Bank National Association	8-K	10.1	4/26/2018

10.13*	Accelerated Share Repurchase agreement, dated November 7, 2018, among TopBuild Corp. and JPMorgan Chase Bank, National Association*	10-K	10.20	2/26/2019

10.14†	Amendment to the TopBuild Corp. 2015 Long Term Stock Incentive Plan	8-K	10.1	2/22/2019

10.15†	Amendment to Change in Control and Severance Agreement dated as March 1, 2016 between TopBuild Corp. and Gerald Volas	8-K	10.3	2/22/2019

10.16**	Accelerated Share Repurchase Agreement, dated November 4, 2019, among TopBuild Corp. and Bank of America, N.A.**	10-K	10.23	2/25/2020

10.17†	Employment and Retirement Transition Agreement, dated as of January 9, 2020, between TopBuild Corp. and Gerald Volas.	8-K	10.1	1/10/2020

10.18	Amendment No. 2 to Amended and Restated Credit Agreement, dated October 7, 2021, among TopBuild Corp., Bank of America, N.A. as administrative agent, and the other lenders and agents party thereto.	8-K	10.1	10/08/2021

10.19	Amended and Restated Security and Pledge Agreement, dated March 20, 2020, among TopBuild Corp., Bank of America, N.A., as administrative agent, and the grantors party thereto.	8-K	10.2	3/23/2020

10.20†	TopBuild Corp. Executive Severance Plan, as Amended and Restated effective December 31, 2020	8-K	10.1	12/14/2020

10.21	Amendment No. 1 to Amended and Restated Credit Agreement, dated March 8, 2021, among TopBuild Corp., Bank of America, N.A. as administrative agent, and the other lenders and agents party thereto.	8-K	10.1	03/11/2021

10.22	Indenture, dated March 15, 2021, by and among TopBuild Corp., the Guarantors party thereto and U.S. Bank National Association, as Trustee	8-K	4.01	03/16/2021

10.23	Form of 3.625% Senior Note due 2029	8-K	4.02	03/16/2021

10.24	Indenture, dated October 14, 2021, by and among TopBuild Corp., the Guarantors party thereto and U.S. Bank National Association, as Trustee	8-K	4.01	10/15/2021

10.25	Form of 4.125% Senior Note due 2032	8-K	4.02	10/15/2021

10.26†	Form of Restricted Stock Award Agreement				X

10.27†	Form of Performance Restricted Stock Award Agreement				X

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Title	Form	Exhibit	Filing Date	Herewith

10.28†	Executive & Non-employee Director Stock Ownership Guidelines				X

21.1	List of Subsidiaries of TopBuild Corp.				X

23.1	Consent of PricewaterhouseCoopers, LLP				X

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1‡	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002

32.2‡	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

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

February 22, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Buck	Director, Chief Executive Officer	February 22, 2022
Robert Buck	(Principal Executive Officer)

/s/ John S. Peterson	Vice President, Chief Financial Officer	February 22, 2022
John S. Peterson	(Principal Financial Officer)

/s/ Robert Kuhns	Vice President, Controller	February 22, 2022
Robert Kuhns	(Principal Accounting Officer)

/s/ Alec C. Covington	Chairman of the Board	February 22, 2022
Alec C. Covington

/s/ Ernesto Bautista, III	Director	February 22, 2022
Ernesto Bautista, III

/s/ Carl T. Camden	Director	February 22, 2022
Carl T. Camden

/s/ Joseph S. Cantie	Director	February 22, 2022
Joseph S. Cantie

/s/ Tina M. Donikowski	Director	February 22, 2022
Tina M. Donikowski

/s/ Mark A. Petrarca	Director	February 22, 2022
Mark A. Petrarca

/s/ Nancy M. Taylor	Director	February 22, 2022
Nancy M. Taylor