Form 10-Q
period 2022-03-31
TopBuild Corp
filed 2022-05-05
CIK 1633931

UNITED STATES

SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The registrant had outstanding 32,777,901 shares of Common Stock, par value $0.01 per share as of April 28, 2022.

TOPBUILD CORP.

GLOSSARY

We use acronyms, abbreviations, and other defined terms throughout this quarterly report on Form 10-Q, which are defined in the glossary below:

Term	Definition
3.625% Senior Notes	TopBuild's 3.625% senior unsecured notes issued March 15, 2021 and due March 15, 2029
4.125% Senior Notes	TopBuild's 4.125% senior unsecured notes issued October 14, 2021 and due February 15, 2032
5.625% Senior Notes	TopBuild's 5.625% senior unsecured notes which were due on May 1, 2026 and redeemed in full on March 15, 2021
2015 LTIP	2015 Long-Term Incentive Program authorizes the Board to grant stock options, stock appreciation rights, restricted shares, restricted share units, performance awards, and dividend equivalents
2019 Repurchase Program	$200 million share repurchase program authorized by the Board on February 22, 2019
2021 Repurchase Program	$200 million share repurchase program authorized by the Board on July 26, 2021
ABS	American Building Systems, Inc.
Amendment No. 1 to Credit Agreement	Amendment No. 1 to the Credit Agreement dated March 8, 2021
Amendment No. 2 to Credit Agreement	Amendment No. 2 to the Credit Agreement dated October 7, 2021
Annual Report	Annual report filed with the SEC on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Board	Board of Directors of TopBuild
BofA	Bank of America, N.A.
Billings	Billings Insulation Service, Inc.
Cooper	Cooper Glass Company, LLC
Current Report	Current report filed with the SEC on Form 8-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
DI	DI Super Holdings, Inc.
EBITDA	Earnings before interest, taxes, depreciation, and amortization
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Generally accepted accounting principles in the United States of America
Garland	Garland Insulating, Ltd.
Green Energy	Green Energy Solutions, Inc.
Hunter	J.P. Hunter Enterprises, Inc.
IBR	Incremental borrowing rate, as defined in ASC 842
Lenders	Bank of America, N.A., together with the other lenders party to "Credit Agreement"
LCR	L.C.R. Contractors, LLC
LIBOR	London interbank offered rate
Net Leverage Ratio	As defined in the “Credit Agreement,” the ratio of outstanding indebtedness, less up to $100 million of unrestricted cash, to EBITDA
NYSE	New York Stock Exchange
Credit Agreement

Senior secured credit agreement and related security and pledge agreement dated May 5, 2017, as amended and restated on March 20, 2020, and further amended by Amendment No. 1 to Credit Agreement and Amendment No. 2 to Credit Agreement

Quarterly Report	Quarterly report filed with the SEC on Form 10-Q pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
ROU	Right of use (asset), as defined in ASC 842
RSA	Restricted stock award
SEC	United States Securities and Exchange Commission
Secured Leverage Ratio	As defined in the “Credit Agreement,” the ratio of outstanding indebtedness, including letters of credit, to EBITDA
Southwest	Southwest Insulation, Inc.
TopBuild	TopBuild Corp. and its wholly-owned consolidated domestic subsidiaries. Also, the "Company," "we," "us," and "our"

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TOPBUILD CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands except share data)

	As of
	March 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$126,553	$139,779
Receivables, net of an allowance for credit losses of $10,487 at March 31, 2022, and $8,798 at December 31, 2021	735,452	668,419
Inventories, net	390,061	352,801
Prepaid expenses and other current assets	29,102	26,692
Total current assets	1,281,168	1,187,691

Right of use assets	184,762	177,177
Property and equipment, net	248,438	244,574
Goodwill	1,964,297	1,949,763
Other intangible assets, net	669,797	684,209
Deferred tax assets, net	-	1,905
Other assets	13,101	13,211
Total assets	$4,361,563	$4,258,530

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$473,918	$461,917
Current portion of long-term debt	38,723	38,640
Accrued liabilities	207,377	175,891
Short-term operating lease liabilities	55,293	54,591
Short-term finance lease liabilities	2,610	2,387
Total current liabilities	777,921	733,426

Long-term debt	1,445,473	1,454,483
Deferred tax liabilities, net	245,674	248,243
Long-term portion of insurance reserves	53,111	51,875
Long-term operating lease liabilities	133,297	125,339
Long-term finance lease liabilities	7,631	7,770
Other liabilities	1,216	960
Total liabilities	2,664,323	2,622,096

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value: 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.01 par value: 250,000,000 shares authorized; 39,306,564 shares issued and 32,776,363 outstanding at March 31, 2022, and 39,165,024 shares issued and 32,927,185 outstanding at December 31, 2021	393	391
Treasury stock, 6,530,201 shares at March 31, 2022, and 6,237,839 shares at December 31, 2021, at cost	(492,688)	(431,030)
Additional paid-in capital	877,564	873,031
Retained earnings	1,315,387	1,200,676
Accumulated other comprehensive loss	(3,416)	(6,634)
Total equity	1,697,240	1,636,434
Total liabilities and equity	$4,361,563	$4,258,530

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands except share and per common share data)

	Three Months Ended March 31,
	2022	2021
Net sales	$1,168,918	$742,798
Cost of sales	837,717	545,039
Gross profit	331,201	197,759

Selling, general, and administrative expense	167,247	101,872
Operating profit	163,954	95,887

Other income (expense), net:
Interest expense	(11,966)	(6,603)
Loss on extinguishment of debt	-	(13,862)
Other, net	684	77
Other expense, net	(11,282)	(20,388)
Income before income taxes	152,672	75,499

Income tax expense	(37,961)	(15,657)
Net income	$114,711	$59,842

Net income per common share:
Basic	$3.50	$1.82
Diluted	$3.47	$1.80

Weighted average shares outstanding:
Basic	32,738,525	32,826,515
Diluted	33,042,490	33,202,563

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2022	2021
Net income	$114,711	$59,842
Other comprehensive income:
Foreign currency translation adjustment	3,218	-
Comprehensive income	$117,929	$59,842

See notes to our unaudited condensed consolidated financial statement

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash Flows Provided by (Used in) Operating Activities:
Net income	$114,711	$59,842
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,499	15,519
Share-based compensation	3,727	3,111
Loss on extinguishment of debt	-	13,862
Loss on sale of property and equipment	207	56
Amortization of debt issuance costs	706	422
Provision for bad debt expense	2,512	1,765
Loss from inventory obsolescence	868	653
Gain on foreign exchange	(649)	-
Deferred income taxes, net	(81)	(183)
Change in certain assets and liabilities
Receivables, net	(65,031)	(20,831)
Inventories, net	(38,570)	(2,088)
Prepaid expenses and other current assets	(2,347)	3,517
Accounts payable	12,663	(2,244)
Accrued liabilities	29,523	16,591
Other, net	745	(570)
Net cash provided by operating activities	89,483	89,422

Cash Flows Provided by (Used in) Investing Activities:
Purchases of property and equipment	(18,413)	(12,284)
Acquisition of businesses, net of cash acquired	(13,967)	(61,092)
Proceeds from sale of property and equipment	253	56
Net cash used in investing activities	(32,127)	(73,320)

Cash Flows Provided by (Used in) Financing Activities:
Proceeds from issuance of long-term debt	-	411,250
Repayment of long-term debt	(9,634)	(415,856)
Payment of debt issuance costs	-	(6,500)
Taxes withheld and paid on employees' equity awards	(11,658)	(11,480)
Exercise of stock options	808	5,952
Repurchase of shares of common stock	(50,000)	(9,856)
Payment of contingent consideration	(23)	-
Net cash used in financing activities	(70,507)	(26,490)
Impact of exchange rate changes on cash	(75)	-
Net decrease in cash and cash equivalents	(13,226)	(10,388)
Cash and cash equivalents- Beginning of period	139,779	330,007
Cash and cash equivalents- End of period	$126,553	$319,619

Supplemental disclosure of cash paid for:
Leased assets obtained in exchange for new operating lease liabilities	$22,449	$20,322
Accruals for property and equipment	213	524

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

(In thousands except share data)

					Accumulated
	Common	Treasury	Additional		Other
	Stock	Stock	Paid-in	Retained	Comprehensive
	($0.01 par value)	at cost	Capital	Earnings	(Loss) Income	Equity
Balance at December 31, 2020	$389	$(386,669)	$858,414	$876,660	$-	$1,348,794
Net income	-	-	-	59,842	-	59,842
Share-based compensation	-	-	3,111	-	-	3,111
Issuance of 30,284 restricted share awards under long-term equity incentive plan	1	-	(1)	-	-	-
Repurchase of 49,284 shares	-	(9,856)	-	-	-	(9,856)
43,290 shares withheld to pay taxes on employees' equity awards	-	-	(11,480)	-	-	(11,480)
51,915 shares issued upon exercise of stock options	-	-	5,952	-	-	5,952
Balance at March 31, 2021	$390	$(396,525)	$855,996	$936,502	$-	$1,396,363

					Accumulated
	Common	Treasury	Additional		Other
	Stock	Stock	Paid-in	Retained	Comprehensive
	($0.01 par value)	at cost	Capital	Earnings	(Loss) Income	Equity
Balance at December 31, 2021	$391	$(431,030)	$873,031	$1,200,676	$(6,634)	$1,636,434
Net income	-	-	-	114,711	-	114,711
Share-based compensation	-	-	3,727	-	-	3,727
Issuance of 52,940 restricted share awards under long-term equity incentive plan	2	-	(2)	-	-	-
Repurchase of 238,154 shares	-	(50,000)	-	-	-	(50,000)
53,073 shares withheld to pay taxes on employees' equity awards	-	(11,658)	-	-	-	(11,658)
12,269 shares issued upon exercise of stock options	-	-	808	-	-	808
Other comprehensive income, net of tax	-	-	-	-	3,218	3,218
Balance at March 31, 2022	$393	$(492,688)	$877,564	$1,315,387	$(3,416)	$1,697,240

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

We believe the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to state fairly our financial position as of March 31, 2022, and our results of operations, comprehensive income and cash flows for the three months ended March 31, 2022 and 2021.  The condensed consolidated balance sheet at December 31, 2021, was derived from our audited financial statements, but does not include all disclosures required by GAAP.

These condensed consolidated financial statements and related notes should be read in conjunction with the audited Consolidated Financial Statements included in the Company’s Annual Report for the year ended December 31, 2021, as filed with the SEC on February 22, 2022.

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

Recently Adopted Accounting Pronouncements

The following table summarizes additional ASUs which were adopted, but did not have a material impact on our accounting policies or our consolidated financial statements and related disclosures:

ASU	Description	Period Adopted	Method
ASU 2019-12	Income Taxes - Simplifying the Accounting for Income Taxes	01/01/21	Modified Retrospective
ASU 2021-01	Reference Rate Reform	01/01/21	Prospective

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

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.  REVENUE RECOGNITION

Revenue is disaggregated between our Installation and Specialty Distribution segments and further based on market and product, as we believe this best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.  The following tables present our revenues disaggregated by market (in thousands):

	Three Months Ended March 31, 2022
	Installation	Specialty Distribution	Elims	Total
Residential	$563,303	$236,411	$(43,421)	$756,293
Commercial	113,390	215,514	(8,216)	320,688
Industrial	—	91,937	—	91,937
Net sales	$676,693	$543,862	$(51,637)	$1,168,918

	Three Months Ended March 31, 2021
	Installation	Specialty Distribution	Elims	Total
Residential	$418,077	$192,045	$(33,338)	$576,784
Commercial	114,676	59,556	(8,218)	166,014
Net sales	$532,753	$251,601	$(41,556)	$742,798

The following tables present our revenues disaggregated by product (in thousands):

	Three Months Ended March 31, 2022
	Installation	Specialty Distribution	Elims	Total
Insulation and accessories	$536,341	$452,011	$(43,810)	$944,542
Glass and windows	51,196	—	—	51,196
Gutters	22,957	46,631	(7,002)	62,586
All other	66,199	45,220	(825)	110,594
Net sales	$676,693	$543,862	$(51,637)	$1,168,918

	Three Months Ended March 31, 2021
	Installation	Specialty Distribution	Elims	Total
Insulation and accessories	$417,597	$211,494	$(34,527)	$594,564
Glass and windows	43,047	—	—	43,047
Gutters	19,358	25,839	(5,305)	39,892
All other	52,751	14,268	(1,724)	65,295
Net sales	$532,753	$251,601	$(41,556)	$742,798

The following table represents our contract assets and contract liabilities with customers, in thousands:

	Included in Line Item on	As of
	Condensed	March 31,	December 31,
	Balance Sheets	2022	2021
Contract Assets:
Receivables, unbilled	Receivables, net	$72,996	$71,401

Contract Liabilities:
Deferred revenue	Accrued liabilities	$15,926	$14,310

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The aggregate amount remaining on uncompleted performance obligations was $346.3 million as of March 31, 2022. We expect to satisfy the performance obligations and recognize revenue on substantially all of these uncompleted contracts over the next 18 months.

Certain customer contracts contain provisions whereby customers are entitled to withhold an agreed upon percentage of the total contract value until the customer’s project is satisfactorily complete. This amount held back is referred to as retainage and is a common practice in the construction industry. Retainage receivables are classified as a component of Receivables, net on our condensed consolidated balance sheets and were $57.1 million and $57.6 million as of March 31, 2022 and December 31, 2021, respectively.

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

In the fourth quarter of 2021, we performed an annual assessment on our goodwill resulting in no impairment.

Changes in the carrying amount of goodwill for the three months ended March 31, 2022, by segment, were as follows, in thousands:

			Fx		Accumulated
	Gross Goodwill		Translation	Gross Goodwill	Impairment	Net Goodwill
	December 31, 2021	Additions	Adjustment	March 31, 2022	Losses	March 31, 2022
Goodwill, by segment:
Installation	$1,818,872	$5,348	-	$1,824,220	$(762,021)	$1,062,199
Specialty Distribution	892,912	5,126	4,060	902,098	-	902,098
Total goodwill	$2,711,784	$10,474	$4,060	$2,726,318	$(762,021)	$1,964,297

See Note 13 – Business Combinations for goodwill recognized on acquisitions that occurred during the quarter.

Other intangible assets, net includes customer relationships, non-compete agreements, and trademarks / trade names.  The following table sets forth our other intangible assets, in thousands:

	As of
	March 31,	December 31,
	2022	2021
Gross definite-lived intangible assets	$785,288	$783,843
Accumulated amortization	(115,491)	(99,634)
Net definite-lived intangible assets	$669,797	$684,209

The following table sets forth our amortization expense, in thousands:

	Three Months Ended March 31,
	2022	2021
Amortization expense	$17,825	$6,143

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LONG-TERM DEBT

The following table reconciles the principal balances of our outstanding debt to our condensed consolidated balance sheets, in thousands:

	As of
	March 31,	December 31,
	2022	2021
3.625% Senior Notes due 2029	$400,000	$400,000
4.125% Senior Notes due 2032	500,000	500,000
Term loan	588,750	596,250
Equipment notes	14,959	17,085
Unamortized debt issuance costs	(19,513)	(20,212)
Total debt, net of unamortized debt issuance costs	1,484,196	1,493,123
Less: current portion of long-term debt	38,723	38,640
Total long-term debt	$1,445,473	$1,454,483

The following table sets forth our remaining principal payments for our outstanding debt balances as of March 31, 2022, in thousands:

	Payments Due by Period
	2022	2023	2024	2025	2026	Thereafter	Total
3.625% Senior Notes	$—	$—	$—	$—	$—	$400,000	$400,000
4.125% Senior Notes	—	—	—	—	—	500,000	500,000
Term loan	22,500	33,750	45,000	48,750	438,750	—	588,750
Equipment notes	6,513	6,325	2,121	—	—	—	14,959
Total	$29,013	$40,075	$47,121	$48,750	$438,750	$900,000	$1,503,709

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

On October 7, 2021, the Company entered into Amendment No. 2 to Credit Agreement. Amendment No. 2 to Credit Agreement provides for a term loan facility in an aggregate principal amount of $600.0 million, comprised of a $300.0 million term loan facility and a $300.0 million delayed draw term loan commitment, all of which was drawn on October 7, 2021, and a revolving facility with an aggregate borrowing capacity of $500.0 million, including a $100.0 million letter of credit sublimit and up to a $35.0 million swingline sublimit. The maturity date for the loans under Amendment No. 2 to Credit Agreement was extended from March 2026 to October 2026. Additional provisions were also made for the eventual replacement of LIBOR with an alternative benchmark rate.

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table outlines the key terms of our Amendment No. 2 to Credit Agreement (dollars in thousands):

Senior secured term loan facility	$300,000
Additional delayed draw term loan	$300,000

Additional term loan and/or revolver capacity available under incremental facility (a)	$300,000

Revolving facility	$500,000
Sublimit for issuance of letters of credit under revolving facility (b)	$100,000
Sublimit for swingline loans under revolving facility (b)	$35,000

Interest rate as of March 31, 2022	1.46%
Scheduled maturity date	10/7/2026
(a)	Additional borrowing capacity is available under the incremental facility, subject to certain terms and conditions (including existing or new lenders providing commitments in respect of such additional borrowing capacity).
(b)	Use of the sublimits for the issuance of letters of credit and swingline loans reduces the availability under the Revolving Facility.

Interest payable on borrowings under the Credit Agreement is based on an applicable margin rate plus, at our option, either:

●	A base rate determined by reference to the highest of either (i) the federal funds rate plus 0.50 percent, (ii) BofA’s “prime rate,” and (iii) the LIBOR rate for U.S. dollar deposits with a term of one month, plus 1.00 percent; or

●	A LIBOR rate (or a comparable successor rate) determined by reference to the costs of funds for deposits in U.S. dollars for the interest period relevant to such borrowings, subject to a floor of 0%.

Amendment No. 2 to Credit Agreement contemplates future amendment by the Company and the agent to provide for the replacement of LIBOR with an alternative benchmark rate, giving due consideration to any evolving or then existing convention for similar U.S. dollar denominated syndicated credit facilities for such alternative benchmarks, including any related mathematical or other applicable adjustments.

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

The following table summarizes our availability under the Revolving Facility, in thousands:

	As of
	March 31,	December 31,
	2022	2021
Revolving facility	$500,000	$500,000
Less: standby letters of credit	(69,936)	(69,936)
Availability under revolving facility	$430,064	$430,064

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company may redeem the 3.625% Senior Notes, in whole or in part, at any time on or after March 15, 2024 at the redemption prices specified in the notes.  The Company may also redeem all or part of the 3.625% Senior Notes at any time prior to March 15, 2024 at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus the Applicable Premium (as defined in the Indenture), as of, and accrued and unpaid interest to, the redemption date. Additionally, the Company may redeem up to 40% of the aggregate principal amount of the 3.625% Senior Notes prior to March 15, 2024 with the net cash proceeds of certain sales of its capital stock at 103.625% of the principal amount of the notes, plus accrued and unpaid interest, if any, to the date of redemption only if, after the redemption, at least 60% of the aggregate principal amount of the 3.625% Senior Notes originally issued remains outstanding.

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

Equipment Notes

As of March 31, 2022, the company has issued $41.6 million of equipment notes for the purpose of financing the purchase of vehicles and equipment. The Company’s equipment notes each have a five year term maturing from 2023 to 2024 and bear interest at fixed rates between 2.8% and 4.4%.

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

As of March 31, 2022
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

Fair Value on Non-Recurring Basis

Fair value measurements were applied to our long-term debt portfolio.  We believe the carrying value of our term loan approximates the fair market value primarily due to the fact that the non-performance risk of servicing our debt obligations, as reflected in our business and credit risk profile, has not materially changed since we assumed our debt obligations under the Amendment No.2 to Credit Agreement.  In addition, due to the floating-rate nature of our term loan, the market value is not subject to variability solely due to changes in the general level of interest rates as is the case with a fixed-rate debt obligation.  Based on market trades of our 3.625% Senior Notes and our 4.125% Senior Notes close to March 31, 2022 (Level 1 fair value measurement), we estimate the fair value of each in the table below:

	As of March 31, 2022
	Fair Value	Gross Carrying Value
3.625% Senior Notes	$365,000	$400,000
4.125% Senior Notes	$456,250	$500,000

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.  SEGMENT INFORMATION

The following tables set forth our net sales and operating results by segment, in thousands:

	Three Months Ended March 31,
	2022	2021	2022	2021

	Net Sales		Operating Profit (b)
Our operations by segment were (a):
Installation	$676,693	$532,753	$112,679	$73,636
Specialty Distribution	543,862	251,601	70,420	35,385
Intercompany eliminations	(51,637)	(41,556)	(8,708)	(6,528)
Total	$1,168,918	$742,798	174,391	102,493
General corporate expense, net (c)			(10,437)	(6,606)
Operating profit, as reported			163,954	95,887
Other expense, net			(11,282)	(20,388)
Income before income taxes			$152,672	$75,499

(a)	All of our operations are located in the U.S and Canada.
(b)	Segment operating profit includes an allocation of general corporate expenses attributable to the operating segments which is based on direct benefit or usage (such as salaries of corporate employees who directly support the segment).
(c)	General corporate expense, net includes expenses not specifically attributable to our segments for functions such as corporate human resources, finance, and legal, including salaries, benefits, and other related costs.

8. LEASES

We lease various assets to support our business including warehouses for our Installation branch locations and Specialty Distribution centers, office space for our Branch Support Center in Daytona Beach, Florida and other administrative locations, as well as fleet vehicles and certain equipment. In addition, we lease certain operating facilities from related parties, primarily former owners (and in certain cases, current management personnel) of companies acquired. These related party leases are immaterial to our condensed consolidated statements of operations.

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents lease-related assets and liabilities recognized in our condensed consolidated balance sheet, in thousands:

		As of
		March 31,	December 31,
		2022	2021
Assets	Classification
Operating	Right of use assets	$184,762	$177,177
Finance	Property and equipment, net	9,158	9,743
Total lease assets		$193,920	$186,920
Liabilities
Current
Operating	Short-term operating lease liabilities	$55,293	$54,591
Finance	Short-term finance lease liabilities	2,610	2,387
Non-Current
Operating	Long-term operating lease liabilities	133,297	125,339
Finance	Long-term finance lease liabilities	7,631	7,770
Total lease liabilities		$198,831	$190,087
Weighted-average remaining lease term:
Operating leases		4.1 years	4.1 years
Finance leases		4.2 years	4.4 years
Weighted-average discount rate:
Operating leases		3.0%	3.1%
Finance leases		2.9%	2.9%

The components of lease expense were as follows and are primarily included in cost of sales on the accompanying unaudited condensed consolidated statement of operations for operating leases and in selling, general and administrative expenses on the accompanying unaudited condensed consolidated statement of operations for finance leases and operating leases on support centers, in thousands:

	Three Months Ended March 31,
	2022	2021
Operating lease cost (a)	$20,512	$11,810
Financing lease cost:
Amortization of leased assets	795	—
Interest on finance lease obligations	70	—
Short-term lease cost	4,340	3,354
Sublease income	(218)	(206)
Net lease cost	$25,499	$14,958
(a)	Includes variable cost components of $3,680 and $1,697 in the three months ended March 31, 2022, and 2021, respectively.

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future minimum lease payments under non-cancellable operating leases as of March 31, 2022 were as follows, in thousands:

Payments due by Period
2023	$49,287
2024	54,670
2025	42,795
2026	32,669
2027	20,914
2028 and Thereafter	14,647
Total future minimum lease payments	214,982

Less: imputed interest	(16,151)

Lease liability at March 31, 2022	$198,831

The amount below is included in the cash flows provided by (used in) operating activities section on the accompanying unaudited condensed consolidated statements of cash flows, in thousands:

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$(70)	$—
Operating cash flows from operating leases	(16,198)	(10,150)
Financing cash flows from finance leases	(557)	—

9.  INCOME TAXES

Our effective tax rates were 24.9 percent and 20.7 percent for the three months ended March 31, 2022 and 2021, respectively. The higher 2022 tax rate was primarily related to a decrease in the benefit related to share-based compensation and state tax adjustments.

A tax benefit of $1.6 million and $3.1 million related to share-based compensation was recognized in our condensed consolidated statements of operations as a discrete item in income tax expense for the three months ended March 31, 2022 and 2021, respectively.

10. NET INCOME PER SHARE

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

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Basic and diluted net income per share were computed as follows:

	Three Months Ended March 31,
	2022	2021
Net income (in thousands) - basic and diluted	$114,711	$59,842

Weighted average number of common shares outstanding - basic	32,738,525	32,826,515

Dilutive effect of common stock equivalents:
RSAs with service-based conditions	15,127	35,619
RSAs with market-based conditions	100,158	147,098
RSAs with performance-based conditions	64,025	49,020
Stock options	124,655	144,311

Weighted average number of common shares outstanding - diluted	33,042,490	33,202,563

Basic net income per common share	$3.50	$1.82

Diluted net income per common share	$3.47	$1.80

The following table summarizes shares excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2022	2021
Anti-dilutive common stock equivalents:
RSAs with service-based conditions	10,244	2,831
RSAs with market-based conditions	382	5,512
RSAs with performance-based conditions	7,908	—
Stock options	16,587	11,766
Total anti-dilutive common stock equivalents	35,121	20,109

11. SHARE-BASED COMPENSATION

Effective July 1, 2015, our eligible employees commenced participation in the 2015 LTIP.  The 2015 LTIP authorizes the Board to grant stock options, stock appreciation rights, restricted shares, restricted share units, performance awards, and dividend equivalents.  All grants are made by issuing new shares and no more than 4.0 million shares of common stock may be issued under the 2015 LTIP.  As of March 31, 2022, we had 1.9 million shares remaining available for issuance under the 2015 LTIP.

Share-based compensation expense is included in selling, general, and administrative expense.  The income tax effect associated with share-based compensation awards is included in income tax expense.  The following table presents share-based compensation amounts recognized in our condensed consolidated statements of operations, in thousands:

	Three Months Ended March 31,
	2022	2021
Share-based compensation expense	$3,727	$3,111
Income tax benefit	$1,605	$3,093

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents a summary of our share-based compensation activity for the three months ended March 31, 2022, in thousands, except per share amounts:

	RSAs		Stock Options
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance December 31, 2021	244.4	$119.41	210.5	$32.35	$87.30	$39,692.4
Granted	90.5	$181.51	—	$—	$—	—
Converted/Exercised	(162.9)	$71.59	(12.3)	$23.48	$65.74	$1,798.4
Forfeited/Expired	(0.2)	$252.91	—	$—	$—	—
Balance March 31, 2022	171.8	$197.22	198.2	$32.90	$88.63	$19,180.9

Exercisable March 31, 2022 (a)			161.9	$26.46	$72.42	$17,912.5
(a)	The weighted average remaining contractual term for vested stock options is approximately 6.1 years.

Unrecognized share-based compensation expense related to unvested awards is shown in the following table, dollars in thousands:

	As of March 31, 2022
	Unrecognized Compensation Expense on Unvested Awards	Weighted Average Remaining Vesting Period
RSAs	$20,376	1.2
Stock options	1,120	0.9
Total unrecognized compensation expense related to unvested awards	$21,496

Our RSAs with performance-based conditions are evaluated on a quarterly basis with adjustments to compensation expense based on the likelihood of the performance target being achieved or exceeded.  The following table shows the range of payouts and the related expense for our outstanding RSAs with performance-based conditions, in thousands:

		Payout Ranges and Related Expense
RSAs with Performance-Based Conditions	Grant Date Fair Value	0%	25%	100%	200%
February 17, 2020	$2,675	$—	$669	$2,675	$5,350
February 16, 2021	$2,552	$—	$638	$2,552	$5,104
February 15, 2022	$3,692	$—	$923	$3,692	$7,384

During the first quarter of 2022, RSAs with performance-based conditions that were granted on February 18, 2019 vested based on cumulative three-year achievement of 200%. Total compensation expense recognized over the three-year performance period, net of forfeitures, was $4.4 million.

The fair value of our RSAs with a market-based condition granted under the 2015 LTIP was determined using a Monte Carlo simulation.  The following are key inputs in the Monte Carlo analysis for awards granted in 2022 and 2021:

	2022	2021
Measurement period (years)	2.87	2.87
Risk free interest rate	1.76%	0.22%
Dividend yield	0.00%	0.00%
Estimated fair value of market-based RSAs at grant date	$298.20	$298.66

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair values of stock options granted under the 2015 LTIP were calculated using the Black-Scholes Options Pricing Model.  The following table presents the assumptions used to estimate the fair values of stock options granted in 2021. There were no stock options issued in the first quarter of 2022.

2021
Risk free interest rate	0.76%
Expected volatility, using historical return volatility and implied volatility	43.29%
Expected life (in years)	6.0
Dividend yield	0.00%
Estimated fair value of stock options at grant date	$89.59

12. SHARE REPURCHASE PROGRAM

On July 26, 2021, our Board authorized the 2021 Repurchase Program, pursuant to which the Company may purchase up to $200.0 million of our common stock.  Share repurchases may be executed through various means including open market purchases, privately negotiated transactions, accelerated share repurchase transactions, or other available means.  The 2021 Repurchase Program does not obligate the Company to purchase any shares and has no expiration date.  Authorization for the 2021 Repurchase Program may be terminated, increased, or decreased by the Board at its discretion at any time.  As of March 31, 2022, the Company has $154.4 million remaining under the 2021 Repurchase Program.

On February 22, 2019, our Board authorized the 2019 Repurchase Program, pursuant to which the Company may purchase up to $200.0 million of our common stock.  Share repurchases may be executed through various means including open market purchases, privately negotiated transactions, accelerated share repurchase transactions, or other available means.  The 2019 Repurchase Program does not obligate the Company to purchase any shares and has no expiration date.  Authorization for the 2019 Repurchase Program may be terminated, increased, or decreased by the Board at its discretion at any time.  As of March 31, 2022 the Company has utilized all amounts authorized under the 2019 Repurchase Program.

The following table sets forth our share repurchases under the Repurchase Programs during the periods presented. These repurchases closed out the 2019 Share Repurchase Program with the balance repurchased under the 2021 Share Repurchase Program.

	Three Months Ended March 31,
	2022	2021
Number of shares repurchased	238,154	49,284
Share repurchase cost (in thousands)	$50,000	$9,856

13. BUSINESS COMBINATIONS

We continue to acquire businesses as part of our ongoing strategy to grow our company and expand our market share.  Each acquisition has been accounted for as a business combination under ASC 805, “Business Combinations.”  Acquisition related costs for the three months ended March 31, 2022 and 2021 were $0.9 million and $0.7 million, respectively. Acquisition related costs are included in selling, general, and administrative expense in our condensed consolidated statements of operations.

On January 12, 2022, we acquired substantially all the assets of Southwest, an insulation company located in Florida. The purchase price of $0.3 million was funded by cash on hand and we recognized goodwill of $0.2 million in connection with this acquisition.

On February 3, 2022, we acquired substantially all the assets of Billings, a residential insulation installer serving the Montana and Northern Wyoming markets. The purchase price of $6.9 million was funded with cash on hand and we recognized goodwill of $3.8 million in connection with this acquisition.

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On March 31, 2022, we acquired substantially all the assets of Green Energy, an insulation company located in Oregon. The purchase price of $1.2 million was funded with cash on hand and we recognized goodwill of $0.8 million in connection with this acquisition.

The table below provides a summary as of March 31, 2022 for businesses acquired during the three months ended March 31, 2021:

2021 Acquisitions	Date	Cash Paid	Contingent Consideration	Total Purchase Price	Goodwill Acquired
LCR	1/20/2021	$53,700	$—	$53,700	$19,500
Ozark	3/3/2021	7,400	—	7,400	2,900
Total		$61,100	$—	$61,100	$22,400

As third-party or internal valuations are finalized, certain tax aspects of the foregoing transactions are completed, and customer post-closing reviews are concluded, adjustments may be made to the fair value of assets acquired, and in some cases total purchase price, through the end of each measurement period, generally one year following the applicable acquisition date. To that note, during the three months ended March 31, 2022 DI’s goodwill increased by $5.1 million primarily as a result of net working capital adjustments, true-ups to supplier rebate receivables, and sales and use tax liabilities.

Goodwill to be recognized in connection with acquisitions is attributable to the synergies expected to be realized and improvements in the businesses after the acquisitions. Primarily all of the $4.8 million and $22.4 million of goodwill recorded from acquisitions completed in the three months ended March 31, 2022 and 2021, respectively, is expected to be deductible for income tax purposes.

14.  ACCRUED LIABILITIES

The following table sets forth the components of accrued liabilities, in thousands:

	As of
	March 31, 2022	December 31, 2021
Accrued liabilities:
Salaries, wages, and commissions	$62,438	$71,664
Accrued income taxes payable	38,997	2,161
Insurance liabilities	25,525	24,425
Customer rebates	8,916	15,625
Deferred revenue	15,927	14,311
Employee tax-related liabilities	12,709	12,545
Sales & Property taxes	13,389	9,364
Interest payable on long-term debt	10,318	8,798
Other	19,158	16,998
Total accrued liabilities	$207,377	$175,891

See Note 3 – Revenue Recognition for discussion of our deferred revenue balances.  Accrued income taxes payable increased compared to December 31, 2021 due to the timing of tax payments, which typically occur later in the year.

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

The following table summarizes our outstanding performance, licensing, insurance and other bonds, in thousands:

	As of
	March 31, 2022	December 31 2021
Outstanding bonds:
Performance bonds	$120,049	$128,173
Licensing, insurance, and other bonds	22,156	21,792
Total bonds	$142,205	$149,965

16.  SUBSEQUENT EVENTS

On May 5, 2022, the Company announced its plan to enter into an agreement to repurchase $100.0 million of its common stock under an accelerated share repurchase program (“ASR”). The ASR will be executed under previous share repurchase program authorizations, with $154.4 million of remaining authorization as of March 31, 2022.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

TopBuild, headquartered in Daytona Beach, Florida, is a leading installer and distributor of insulation and other building products to the U.S. construction industry.  We trade on the NYSE under the ticker symbol “BLD.”

We operate in two segments:  Installation and Specialty Distribution. Our Installation segment installs insulation and other building products nationwide which, as of March 31, 2022, had approximately 235 branches located across the United States.  We install various insulation applications, including fiberglass batts and rolls, blown-in loose fill fiberglass, blown-in loose fill cellulose, and polyurethane spray foam.  Additionally, we install other building products including glass and windows, rain gutters, after paint products, fireproofing, garage doors, and fireplaces.  We handle every stage of the installation process, including material procurement supplied by leading manufacturers, project scheduling and logistics, multi-phase professional installation, and installation quality assurance.

Our Specialty Distribution segment sells and distributes insulation and other building products, including gutters, fireplaces, closet shelving, and roofing materials, which, as of March 31, 2022, had 160 branches located across the United States and 18 branches in Canada.  Our Specialty Distribution customer base consists of thousands of insulation contractors of all sizes, gutter contractors, weatherization contractors, other contractors, dealers, metal building erectors, and modular home builders.

We believe that having both Installation and Specialty Distribution provides us with a number of distinct competitive advantages.  First, the combined buying power of our two business segments, along with our scale, strengthens our ties to the major manufacturers of insulation and other building material products.  This helps to ensure we are buying competitively and ensures the availability of supply to our local branches and Specialty Distribution centers.   The overall effect is driving efficiencies through our supply chain.  Second, being a leader in both installation and specialty distribution allows us to reach a broader set of builders and contractors more effectively, regardless of their size or geographic location in the U.S. and Canada, and leverage housing and commercial construction growth wherever it occurs.  Third, during housing industry downturns, many insulation contractors who buy directly from manufacturers during industry peaks return to purchasing through specialty distributors.  As a result, this helps to reduce our exposure to cyclical swings in our business.

For additional details pertaining to our operating results by segment, see Note 7 – Segment Information to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.  For additional details regarding our strategy, material trends in our business and seasonality, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the year ended December 31, 2021, as filed with the SEC on February 22, 2022.

The following discussion and analysis contains forward-looking statements and should be read in conjunction with the unaudited condensed consolidated financial statements, the notes thereto, and the section entitled “Forward-Looking Statements” included in this Quarterly Report.

FIRST QUARTER 2022 VERSUS FIRST QUARTER 2021

The following table sets forth our net sales, gross profit, operating profit, and margins, as reported in our condensed consolidated statements of operations, in thousands:

	Three Months Ended March 31,
	2022	2021
Net sales	$1,168,918	$742,798
Cost of sales	837,717	545,039
Cost of sales ratio	71.7%	73.4%

Gross profit	331,201	197,759
Gross profit margin	28.3%	26.6%

Selling, general, and administrative expense	167,247	101,872
Selling, general, and administrative expense to sales ratio	14.3%	13.7%

Operating profit	163,954	95,887
Operating profit margin	14.0%	12.9%

Other expense, net	(11,282)	(20,388)
Income tax expense	(37,961)	(15,657)
Net income	$114,711	$59,842
Net margin	9.8%	8.1%

Sales and Operations

Net sales increased 57.4 percent for the three months ended March 31, 2022, from the comparable period of 2021.  The increase was primarily driven by a 38.6 percent impact from our acquisitions, 16.5 percent increase due to higher selling prices, and 2.2 percent increase in sales volume.

Gross profit margins were 28.3 percent and 26.6 percent for the three months ended March 31, 2022 and 2021, respectively.  Gross profit margin improved primarily due to higher selling prices, higher sales volume, and operational efficiencies partially offset by material inflation.

Selling, general, and administrative expense, as a percent of sales, was 14.3 and 13.7 percent for the three months ended March 31, 2022 and 2021, respectively.  The increase in selling, general, and administrative expense as a percent of sales was driven primarily by the amortization of intangible assets related to purchase accounting.

Operating margins were 14.0 percent and 12.9 percent for the three months ended March 31, 2022 and 2021, respectively. The increase in operating margins was due to higher selling prices, higher sales volume and operational efficiencies partially offset by material inflation and amortization of intangible assets related to purchase accounting.

Business Segment Results

The following table sets forth our net sales and operating profit margins by business segment, in thousands:

	Three Months Ended March 31,
	2022	2021	Percent Change
Net sales by business segment:
Installation	$676,693	$532,753	27.0%
Specialty Distribution	543,862	251,601	116.2%
Intercompany eliminations	(51,637)	(41,556)
Net sales	$1,168,918	$742,798	57.4%

Operating profit by business segment:
Installation	$112,679	$73,636	53.0%
Specialty Distribution	70,420	35,385	99.0%
Intercompany eliminations	(8,708)	(6,528)
Operating profit before general corporate expense	174,391	102,493	70.1%
General corporate expense, net	(10,437)	(6,606)
Operating profit	$163,954	$95,887	71.0%

Operating profit margins:
Installation	16.7%	13.8%
Specialty Distribution	12.9%	14.1%
Operating profit margin before general corporate expense	14.9%	13.8%
Operating profit margin	14.0%	12.9%

Installation

Sales

Sales in our Installation segment increased $143.9 million, or 27.0 percent, for the three months ended March 31, 2022, as compared to the same period in 2021.  The increase was due to a 14.0 percent increase from higher selling prices, 10.0 percent impact from our acquisitions, and 3.0 percent increase in sales volume.

Operating margins

Operating margins in our Installation segment were 16.7 percent and 13.8 percent for the three months ended March 31, 2022 and 2021, respectively.  The increase in operating margins was driven by higher selling prices, sales volume, and operational efficiencies partially offset by material inflation.

Specialty Distribution

Sales

Sales in our Specialty Distribution segment increased $292.3 million, or 116.2 percent, for the three months ended March 31, 2022, as compared to the same period in 2021.  This increase was due to a 93.3 percent impact from our acquisitions  and 22.9 percent increase due to higher selling prices.

Operating margins

Operating margins in our Specialty Distribution segment were 12.9 percent and 14.1 percent for the three months ended March 31, 2022 and 2021, respectively.  The decrease in operating margins was partially driven by the amortization of intangible assets related to purchase accounting and material inflation partially offset by higher selling prices and operational efficiencies.

OTHER ITEMS

Other expense, net

Other expense, net, was $11.3 million and $20.4 million for the three months ended March 31, 2022 and 2021, respectively. During the three months ended March 31, 2021, we incurred $13.9 million to redeem our 5.625% Senior Notes. The remaining change primarily relates to interest expense, which increased by $5.4 million for the three months ended March 31, 2022, as compared to the same period in 2021.  This increase was due to higher long-term debt balances during the three months ended March 31, 2022, including the balance on the 4.125% Senior Notes which were issued in the fourth quarter of 2021.

Income tax expense

Income tax expense was $38.0 million, an effective tax rate of 24.9 percent, for the three months ended March 31, 2022, compared to $15.7 million, an effective tax rate of 20.7 percent, for the comparable period in 2021.  The tax rate for the three months ended March 31, 2022, was higher primarily related to a decrease in the benefit related to share-based compensation and state tax adjustments.

Cash Flows and Liquidity

Significant sources (uses) of cash and cash equivalents are summarized for the periods indicated, in thousands:

	Three Months Ended March 31,
	2022	2021
Changes in cash and cash equivalents:
Net cash provided by operating activities	$89,483	$89,422
Net cash used in investing activities	(32,127)	(73,320)
Net cash used in financing activities	(70,507)	(26,490)
Impact of exchange rate changes on cash	(75)	-
Net decrease in cash and cash equivalents	$(13,226)	$(10,388)

Net cash flows provided by operating activities remained flat for the three months ended March 31, 2022, as compared to the prior year period. While net income increased compared to the prior year, this was offset by the impact of higher working capital.

Net cash used in investing activities was $32.1 million for the three months ended March 31, 2022, primarily composed of $18.4 million for purchases of property and equipment, primarily vehicles, and $14.0 million for acquisitions.  Net cash used in investing activities was $73.3 million for the three months ended March 31, 2021, primarily composed of $61.1 million for acquisitions and $12.2 million for purchases of property and equipment, primarily vehicles.

Net cash used in financing activities was $70.5 million for the three months ended March 31, 2022.  During the three months ended March 31, 2022, we used $50.0 million for the repurchase of common stock pursuant to the 2019 Repurchase Program and the 2021 Repurchase Program, $10.9 million net activity related to exercise of share-based incentive awards and stock options and $9.6 million for debt service requirements.  Net cash used in financing activities was $26.5 million for the three months ended March 31, 2021.  During the three months ended March 31, 2021, we used $9.9 million for the repurchase of common stock pursuant to the 2019 Repurchase Program, $6.5 million in debt issuance costs as a result of entering into Amendment No.1 to Credit Agreement and 3.625% Senior Notes, $5.5 million net activity related to exercise of share-based incentive awards and stock options, and $4.6 million net payments for redemption of our 5.625% Senior Notes, issuance of our 3.625% Senior Notes, proceeds from the increase in our term loan from Amendment No.1 to Credit Agreement, and payments on equipment notes.

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

The following table summarizes our liquidity, in thousands:

	As of
	March 31,	December 31,
	2022	2021
Cash and cash equivalents (a)	$126,553	$139,779

Revolving facility	500,000	500,000
Less: standby letters of credit	(69,936)	(69,936)
Availability under revolving facility	430,064	430,064

Total liquidity	$556,617	$569,843

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

We occasionally use performance bonds to ensure completion of our work on certain larger customer contracts that can span multiple accounting periods.  Performance bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed.  We also have bonds outstanding for license and insurance.  Information regarding our outstanding bonds as of March 31, 2022 is incorporated by reference from Note 15 – Other Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

OUTLOOK

We believe a number of factors, including rising interest rates, inflation and the overall health of the economy, can impact consumer demand for housing, causing volatility within this industry.  While there are concerns of weakening consumer demand due to a number of these factors, we remain optimistic about the U.S. housing market.  In addition, relatively low new home inventory, specifically entry level homes, the widening gap between housing starts and housing completions, and strong household formations should support growth.

Similarly, we expect growth in the commercial, industrial end-markets we serve in connection with construction projects and industries separate from housing.  Although these end markets are dealing with higher material costs and are impacted by economic volatility, our bid activity and backlog remain strong.

OFF-BALANCE SHEET ARRANGEMENTS

We had no material off-balance sheet arrangements during the quarter ended March 31, 2022, other than short-term leases, letters of credit, and performance and license bonds, which have been disclosed in Part 1, Item 1 of this Quarterly report.

CONTRACTUAL OBLIGATIONS

There have been no material changes to our contractual obligations from those previously disclosed in our Annual Report for the year ended December 31, 2021, as filed with the SEC on February 22, 2022.

CRITICAL ACCOUNTING POLICIES

We prepare our condensed consolidated financial statements in conformity with GAAP.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of sales and expenses during the reporting period.  Actual results could differ from those estimates.  Our critical accounting policies have not changed from those previously reported in our Annual Report for year ended December 31, 2021, as filed with the SEC on February 22, 2022.

APPLICATION OF NEW ACCOUNTING STANDARDS

Information regarding application of new accounting standards is incorporated by reference from Note 2 – Accounting Policies to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

FORWARD-LOOKING STATEMENTS

Statements contained in this report that reflect our views about future periods, including our future plans and performance, constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by words such as “will,” “would,” “should,” “anticipate,” “expect,” “believe,” “designed,” “plan,” or “intend,” the negative of these terms, and similar references to future periods.  These views involve risks and uncertainties that are difficult to predict and, accordingly, our actual results may differ materially from the results discussed in our forward-looking statements.  We caution you against unduly relying on any of these forward-looking statements.  Our future performance may be affected by events outside of our control affecting the economy or our industry including, but not limited to, the duration and impact of the COVID-19 pandemic or similar health emergencies, supply chain disruptions resulting from global events including conflicts, sanctions, or blockades, and economic events affecting affordability or the market at large including inflation and interest rates.  Our future performance may also be affected by conditions or events relating to our business including, but not limited to, our ability to collect receivables from our customers, our reliance on residential new construction, residential repair/remodel, and commercial construction, our reliance on third-party suppliers and manufacturers, our ability to attract, develop, and retain talented personnel and our sales and labor force, our ability to maintain consistent practices across our locations, and our ability to maintain our competitive position.  We discuss the material risks we face under the caption entitled “Risk Factors” in our Annual Report for the year ended December 31, 2021, as filed with the SEC on February 22, 2022, as well as under the caption entitled “Risk Factors” in subsequent reports that we file with the SEC.  Our forward-looking statements in this filing speak only as of the date of this filing.  Factors or events that could cause our actual results to differ may emerge from time to time and it is not possible for us to predict all of them.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements as a result of new information, future events, or otherwise.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

On October 7, 2021, the Company entered into Amendment No. 2 to Credit Agreement. Amendment No. 2 to Credit Agreement provides for a term loan facility in an aggregate principal amount of $600.0 million, comprised of a $300.0 term loan facility and $300.0 million delayed draw term loan commitment, all of which was drawn on October 7, 2021 and a revolving facility with an aggregate borrowing capacity of $500.0 million. We also have outstanding 3.625% Senior Notes with an aggregate principal balance of $400.0 million and 4.125% Senior Notes which bear a fixed rate of interest and therefore are excluded from the calculation below as they are not subject to fluctuations in interest rates.

Interest payable on both the aggregate term loan facility and revolving facility under Amendment No. 2 to Credit Agreement is based on a variable interest rate. As a result, we are exposed to market risks related to fluctuations in interest rates on this outstanding indebtedness. As of March 31, 2022, we had $588.8 million outstanding under our term loan facility, and the applicable interest rate as of such date was 1.46%. Based on our outstanding borrowings under Amendment No. 2 to Credit Agreement as of March 31, 2022, a 100 basis point increase in the interest rate would result in a $5.8 million increase in our annualized interest expense. There was no outstanding balance under the revolving facility as of March 31, 2022.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the most recent fiscal quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

The information set forth under the caption “Litigation” in Note 15 – Other Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report, is incorporated by reference herein.

Item 1A.  RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in our Annual Report for the year ended December 31, 2021, as filed with the SEC on February 22, 2022 which are incorporated by reference herein.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding the repurchase of our common stock for the three months ended March 31, 2022, in thousands, except share and per share data:

Period	Total Number of Shares Purchased	Average Price Paid per Common Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2022 - January 31, 2022	—	$—	—	$204,406
February 1, 2022 - February 28, 2022	23,900	$208.40	23,900	$199,425
March 1, 2022 - March 31, 2022	214,254	$210.12	214,254	$154,406
Total	238,154	$209.95	238,154

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
4.1

First Supplemental Indenture, dated November 8, 2021, to indenture dated March 15, 2021, between Company and U.S. Bank National Association, as trustee, relating to the Company’s 3.625% Senior Notes due March 15, 2029

X

4.2

First Supplemental Indenture, dated November 8, 2021, to indenture dated October 14, 2021, between Company and U.S. Bank National Association, as trustee, relating to the Company’s 4.125% Senior Notes due February 15, 2032

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

TOPBUILD CORP.

By:	/s/ Robert Kuhns
Name:	Robert Kuhns
Title:	Vice President and Chief Financial Officer
(Principal Financial Officer)

May 5, 2022