Form 10-Q
period 2022-06-30
TopBuild Corp
filed 2022-08-02
CIK 1633931

UNITED STATES

SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The registrant had outstanding 32,378,790 shares of Common Stock, par value $0.01 per share as of July 27, 2022.

TOPBUILD CORP.

GLOSSARY

We use acronyms, abbreviations, and other defined terms throughout this quarterly report on Form 10-Q, which are defined in the glossary below:

Term	Definition
3.625% Senior Notes	TopBuild's 3.625% senior unsecured notes issued March 15, 2021 and due March 15, 2029
4.125% Senior Notes	TopBuild's 4.125% senior unsecured notes issued October 14, 2021 and due February 15, 2032
5.625% Senior Notes	TopBuild's 5.625% senior unsecured notes which were due on May 1, 2026 and redeemed in full on March 15, 2021
2015 LTIP	2015 Long-Term Incentive Program authorizes the Board to grant stock options, stock appreciation rights, restricted shares, restricted share units, performance awards, and dividend equivalents
2022 ASR Agreement	$100 million accelerated share repurchase agreement with Bank of America, N.A.
2019 Repurchase Program	$200 million share repurchase program authorized by the Board on February 22, 2019
2021 Repurchase Program	$200 million share repurchase program authorized by the Board on July 26, 2021
2022 Repurchase Program	$200 million share repurchase program authorized by the Board on July 25, 2022
ABS	American Building Systems, Inc.
Amendment No. 1 to Credit Agreement	Amendment No. 1 to the Credit Agreement dated March 8, 2021
Amendment No. 2 to Credit Agreement	Amendment No. 2 to the Credit Agreement dated October 7, 2021
Annual Report	Annual report filed with the SEC on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Assured	Assured Insulating Inc.
Board	Board of Directors of TopBuild
BofA	Bank of America, N.A.
Billings	Billings Insulation Service, Inc.
Current Report	Current report filed with the SEC on Form 8-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
DI	DI Super Holdings, Inc.
EBITDA	Earnings before interest, taxes, depreciation, and amortization
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Generally accepted accounting principles in the United States of America
Green Energy	Green Energy Solutions, Inc.
Lenders	Bank of America, N.A., together with the other lenders party to "Credit Agreement"
LCR	L.C.R. Contractors, LLC
LIBOR	London interbank offered rate
Net Leverage Ratio	As defined in the “Credit Agreement,” the ratio of outstanding indebtedness, less up to $100 million of unrestricted cash, to EBITDA
NYSE	New York Stock Exchange
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

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TOPBUILD CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands except share data)

	As of
	June 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$123,869	$139,779
Receivables, net of an allowance for credit losses of $12,558 at June 30, 2022, and $8,798 at December 31, 2021	773,744	668,419
Inventories, net	431,098	352,801
Prepaid expenses and other current assets	25,835	26,692
Total current assets	1,354,546	1,187,691

Right of use assets	174,361	177,177
Property and equipment, net	250,051	244,574
Goodwill	1,968,603	1,949,763
Other intangible assets, net	653,458	684,209
Deferred tax assets, net	-	1,905
Other assets	19,965	13,211
Total assets	$4,420,984	$4,258,530

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$508,227	$461,917
Current portion of long-term debt	38,162	38,640
Accrued liabilities	197,308	175,891
Short-term operating lease liabilities	55,284	54,591
Short-term finance lease liabilities	2,712	2,387
Total current liabilities	801,693	733,426

Long-term debt	1,437,102	1,454,483
Deferred tax liabilities, net	245,687	248,243
Long-term portion of insurance reserves	60,805	51,875
Long-term operating lease liabilities	124,191	125,339
Long-term finance lease liabilities	7,055	7,770
Other liabilities	1,788	960
Total liabilities	2,678,321	2,622,096

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value: 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.01 par value: 250,000,000 shares authorized; 39,318,617 shares issued and 32,379,053 outstanding at June 30, 2022, and 39,165,024 shares issued and 32,927,185 outstanding at December 31, 2021	393	391
Treasury stock, 6,939,564 shares at June 30, 2022, and 6,237,839 shares at December 31, 2021, at cost	(572,747)	(431,030)
Additional paid-in capital	861,542	873,031
Retained earnings	1,459,084	1,200,676
Accumulated other comprehensive loss	(5,609)	(6,634)
Total equity	1,742,663	1,636,434
Total liabilities and equity	$4,420,984	$4,258,530

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands except share and per common share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales	$1,274,285	$834,255	$2,443,203	$1,577,053
Cost of sales	890,188	591,075	1,727,905	1,136,114
Gross profit	384,097	243,180	715,298	440,939

Selling, general, and administrative expense	176,876	114,894	344,123	216,767
Operating profit	207,221	128,286	371,175	224,172

Other income (expense), net:
Interest expense	(13,410)	(6,105)	(25,375)	(12,707)
Loss on extinguishment of debt	—	—	—	(13,862)
Other, net	(279)	66	406	144
Other expense, net	(13,689)	(6,039)	(24,969)	(26,425)
Income before income taxes	193,532	122,247	346,206	197,747

Income tax expense	(49,835)	(31,867)	(87,796)	(47,525)
Net income	$143,697	$90,380	$258,410	$150,222

Net income per common share:
Basic	$4.43	$2.75	$7.93	$4.57
Diluted	$4.41	$2.72	$7.87	$4.53

Weighted average shares outstanding:
Basic	32,405,292	32,865,303	32,570,988	32,846,016
Diluted	32,614,449	33,177,435	32,827,549	33,190,107

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$143,697	$90,380	$258,410	$150,222
Other comprehensive (loss) income:
Foreign currency translation adjustment	(2,193)	-	1,026	-
Comprehensive income	$141,504	$90,380	$259,436	$150,222

See notes to our unaudited condensed consolidated financial statement

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash Flows Provided by (Used in) Operating Activities:
Net income	$258,410	$150,222
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,621	33,221
Share-based compensation	7,061	5,377
Loss on extinguishment of debt	-	13,862
Loss on sale of property and equipment	525	833
Amortization of debt issuance costs	1,427	858
Provision for bad debt expense	6,404	4,037
Loss from inventory obsolescence	3,610	1,129
Change in certain assets and liabilities
Receivables, net	(107,739)	(36,277)
Inventories, net	(82,621)	(8,055)
Prepaid expenses and other current assets	648	(2,273)
Accounts payable	47,540	21,782
Accrued liabilities	16,884	17,693
Other, net	4,927	(206)
Net cash provided by operating activities	217,697	202,203

Cash Flows Provided by (Used in) Investing Activities:
Purchases of property and equipment	(36,034)	(28,560)
Acquisition of businesses, net of cash acquired	(18,746)	(195,411)
Proceeds from sale of property and equipment	618	193
Net cash used in investing activities	(54,162)	(223,778)

Cash Flows Provided by (Used in) Financing Activities:
Proceeds from issuance of long-term debt	-	411,250
Repayment of long-term debt	(19,287)	(421,716)
Payment of debt issuance costs	-	(6,500)
Proceeds from revolving credit facility	70,000	-
Repayment of revolving credit facility	(70,000)	-
Taxes withheld and paid on employees' equity awards	(11,667)	(11,491)
Exercise of stock options	1,452	5,952
Repurchase of shares of common stock	(150,050)	(24,038)
Payment of contingent consideration	(35)	(150)
Net cash used in financing activities	(179,587)	(46,693)
Impact of exchange rate changes on cash	142	-
Net decrease in cash and cash equivalents	(15,910)	(68,268)
Cash and cash equivalents- Beginning of period	139,779	330,007
Cash and cash equivalents- End of period	$123,869	$261,739

Supplemental disclosure of noncash activities:
Leased assets obtained in exchange for new operating lease liabilities	$36,129	$39,135
Accruals for property and equipment	563	460

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

(In thousands except share data)

					Accumulated
	Common	Treasury	Additional		Other
	Stock	Stock	Paid-in	Retained	Comprehensive
	($0.01 par value)	at cost	Capital	Earnings	(Loss) Income	Equity
Balance at December 31, 2020	$389	$(386,669)	$858,414	$876,660	$-	$1,348,794
Net income	-	-	-	59,842	-	59,842
Share-based compensation	-	-	3,111	-	-	3,111
Issuance of 30,284 restricted share awards under long-term equity incentive plan	1	-	(1)	-	-	-
Repurchase of 49,284 shares	-	(9,856)	-	-	-	(9,856)
43,290 shares withheld to pay taxes on employees' equity awards	-	-	(11,480)	-	-	(11,480)
51,915 shares issued upon exercise of stock options	-	-	5,952	-	-	5,952
Balance at March 31, 2021	$390	$(396,525)	$855,996	$936,502	$-	$1,396,363
Net income	-	-	-	90,380	-	90,380
Share-based compensation	-	-	2,266	-	-	2,266
Repurchase of 73,747 shares	-	(14,182)	-	-	-	(14,182)
50 shares withheld to pay taxes on employees' equity awards	-	-	(11)	-	-	(11)
Balance at June 30, 2021	$390	$(410,707)	$858,251	$1,026,882	$-	$1,474,816

					Accumulated
	Common	Treasury	Additional		Other
	Stock	Stock	Paid-in	Retained	Comprehensive
	($0.01 par value)	at cost	Capital	Earnings	(Loss) Income	Equity
Balance at December 31, 2021	$391	$(431,030)	$873,031	$1,200,676	$(6,634)	$1,636,434
Net income	-	-	-	114,711	-	114,711
Share-based compensation	-	-	3,727	-	-	3,727
Issuance of 52,940 restricted share awards under long-term equity incentive plan	2	-	(2)	-	-	-
Repurchase of 238,154 shares	-	(50,000)	-	-	-	(50,000)
53,073 shares withheld to pay taxes on employees' equity awards	-	(11,658)	-	-	-	(11,658)
12,269 shares issued upon exercise of stock options	-	-	808	-	-	808
Other comprehensive income, net of tax	-	-	-	-	3,218	3,218
Balance at March 31, 2022	$393	$(492,688)	$877,564	$1,315,387	$(3,416)	$1,697,240
Net income	-	-		143,697	-	143,697
Share-based compensation	-	-	3,334	-	-	3,334
Repurchase of 409,312 shares pursuant to 2022 ASR Agreement	-	(80,050)	(20,000)	-	-	(100,050)
51 shares withheld to pay taxes on employees' equity awards	-	(9)	-	-	-	(9)
5,835 shares issued upon exercise of stock options	-	-	644	-	-	644
Other comprehensive loss, net of tax	-	-	-	-	(2,193)	(2,193)
Balance at June 30, 2022	$393	$(572,747)	$861,542	$1,459,084	$(5,609)	$1,742,663

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

We believe the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to state fairly our financial position as of June 30, 2022, our results of operations and  comprehensive income for the three and six months ended June 30, 2022 and 2021, and our cash flows for the six months ended June 30, 2022 and 2021.  The condensed consolidated balance sheet at December 31, 2021, was derived from our audited financial statements, but does not include all disclosures required by GAAP.

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

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.  REVENUE RECOGNITION

Revenue is disaggregated between our Installation and Specialty Distribution segments and further based on market and product, as we believe this best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.  The following tables present our revenues disaggregated by market (in thousands):

	Three Months Ended June 30,
	2022				2021
	Installation	Specialty Distribution	Elims	Total	Installation	Specialty Distribution	Elims	Total
Residential	$634,078	$247,827	$(50,007)	$831,898	$486,266	$203,063	$(36,719)	$652,610
Commercial	114,890	233,828	(12,467)	336,251	119,359	70,301	(8,015)	181,645
Industrial	-	106,136	-	106,136	-	-	-	-
Net sales	$748,968	$587,791	$(62,474)	$1,274,285	$605,625	$273,364	$(44,734)	$834,255

	Six Months Ended June 30,
	2022				2021
	Installation	Specialty Distribution	Elims	Total	Installation	Specialty Distribution	Elims	Total
Residential	$1,197,382	$484,238	$(93,429)	$1,588,191	$904,343	$395,108	$(70,057)	$1,229,394
Commercial	228,279	449,342	(20,682)	656,939	234,035	129,857	(16,233)	347,659
Industrial	-	198,073	-	198,073	-	-	-	-
Net sales	$1,425,661	$1,131,653	$(114,111)	$2,443,203	$1,138,378	$524,965	$(86,290)	$1,577,053

The following tables present our revenues disaggregated by product (in thousands):

	Three Months Ended June 30, 2022				Three Months Ended June 30, 2021
	Installation	Specialty Distribution	Elims	Total	Installation	Specialty Distribution	Elims	Total
Insulation and accessories	$590,099	$486,325	$(53,343)	$1,023,081	$478,076	$220,257	$(37,193)	$661,140
Glass and windows	57,121	-	-	57,121	47,167	-	-	47,167
Gutters	27,240	50,879	(8,094)	70,025	22,416	36,851	(6,264)	53,003
All other	74,508	50,587	(1,037)	124,058	57,966	16,256	(1,277)	72,945
Net sales	$748,968	$587,791	$(62,474)	$1,274,285	$605,625	$273,364	$(44,734)	$834,255

	Six Months Ended June 30, 2022				Six Months Ended June 30, 2021
	Installation	Specialty Distribution	Elims	Total	Installation	Specialty Distribution	Elims	Total
Insulation and accessories	$1,126,440	$938,337	$(97,153)	$1,967,624	$895,673	$431,751	$(71,720)	$1,255,704
Glass and windows	108,317	-	-	108,317	90,214	-	-	90,214
Gutters	50,198	97,509	(15,096)	132,611	41,774	62,689	(11,569)	92,894
All other	140,706	95,807	(1,862)	234,651	110,717	30,525	(3,001)	138,241
Net sales	$1,425,661	$1,131,653	$(114,111)	$2,443,203	$1,138,378	$524,965	$(86,290)	$1,577,053

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table represents our contract assets and contract liabilities with customers, in thousands:

	Included in Line Item on	As of
	Condensed	June 30,	December 31,
	Balance Sheets	2022	2021
Contract Assets:
Receivables, unbilled	Receivables, net	$81,095	$71,401

Contract Liabilities:
Deferred revenue	Accrued liabilities	$18,850	$14,310

The aggregate amount remaining on uncompleted performance obligations was $390.7 million as of June 30, 2022. We expect to satisfy the performance obligations and recognize revenue on substantially all of these uncompleted contracts over the next 18 months.

Certain customer contracts contain provisions whereby customers are entitled to withhold an agreed upon percentage of the total contract value until the customer’s project is satisfactorily complete. This amount held back is referred to as retainage and is a common practice in the construction industry. Retainage receivables are classified as trade receivables, which is a component of Receivables, net on our condensed consolidated balance sheets and were $56.7 million and $57.6 million as of June 30, 2022 and December 31, 2021, respectively.

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

In the fourth quarter of 2021, we performed an annual assessment on our goodwill resulting in no impairment and there were no indicators of impairment for the six months ended June 30, 2022.

Changes in the carrying amount of goodwill for the six months ended June 30, 2022, by segment, were as follows, in thousands:

			Fx		Accumulated
	Gross Goodwill		Translation	Gross Goodwill	Impairment	Net Goodwill
	December 31, 2021	Additions	Adjustment	June 30, 2022	Losses	June 30, 2022
Goodwill, by segment:
Installation	$1,818,872	$8,065	-	$1,826,937	$(762,021)	$1,064,916
Specialty Distribution	892,912	8,838	1,937	903,687	-	903,687
Total goodwill	$2,711,784	$16,903	$1,937	$2,730,624	$(762,021)	$1,968,603

See Note 13 – Business Combinations for goodwill recognized on acquisitions that occurred during the quarter.

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other intangible assets, net includes customer relationships, non-compete agreements, and trademarks / trade names.  The following table sets forth our other intangible assets, in thousands:

	As of
	June 30,	December 31,
	2022	2021
Gross definite-lived intangible assets	$787,670	$783,843
Accumulated amortization	(134,212)	(99,634)
Net definite-lived intangible assets	$653,458	$684,209

The following table sets forth our amortization expense, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Amortization expense	$16,809	$7,199	$33,839	$13,342

5. LONG-TERM DEBT

The following table reconciles the principal balances of our outstanding debt to our condensed consolidated balance sheets, in thousands:

	As of
	June 30,	December 31,
	2022	2021
3.625% Senior Notes due 2029	$400,000	$400,000
4.125% Senior Notes due 2032	500,000	500,000
Term loan	581,250	596,250
Equipment notes	12,807	17,085
Unamortized debt issuance costs	(18,793)	(20,212)
Total debt, net of unamortized debt issuance costs	1,475,264	1,493,123
Less: current portion of long-term debt	38,162	38,640
Total long-term debt	$1,437,102	$1,454,483

The following table sets forth our remaining principal payments for our outstanding debt balances as of June 30, 2022, in thousands:

	Payments Due by Period
	2022	2023	2024	2025	2026	Thereafter	Total
3.625% Senior Notes	$-	$-	$-	$-	$-	$400,000	$400,000
4.125% Senior Notes	-	-	-	-	-	500,000	500,000
Term loan	15,000	33,750	45,000	48,750	438,750	-	581,250
Equipment notes	4,361	6,325	2,121	-	-	-	12,807
Total	$19,361	$40,075	$47,121	$48,750	$438,750	$900,000	$1,494,057

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

Amendment No. 1 to Credit Agreement extended the maturity date from March 2025 to March 2026, the floor for base rate loans was reduced from 1.5% to 1.0%, and the floor for Eurodollar rate loans was reduced from 0.5% to 0.0%. Additional provisions were made for the eventual replacement of LIBOR with another alternate benchmark rate.

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following table outlines the key terms of our Amendment No. 2 to Credit Agreement (dollars in thousands):

Senior secured term loan facility	$300,000
Additional delayed draw term loan	$300,000

Additional term loan and/or revolver capacity available under incremental facility (a)	$300,000

Revolving facility	$500,000
Sublimit for issuance of letters of credit under revolving facility (b)	$100,000
Sublimit for swingline loans under revolving facility (b)	$35,000

Interest rate as of June 30, 2022	2.06%
Scheduled maturity date	10/7/2026
(a)	Additional borrowing capacity is available under the incremental facility, subject to certain terms and conditions (including existing or new lenders providing commitments in respect of such additional borrowing capacity).
(b)	Use of the sublimits for the issuance of letters of credit and swingline loans reduces the availability under the Revolving Facility.

Interest payable on borrowings under the Credit Agreement is based on an applicable margin rate plus, at our option, either:

●	A base rate determined by reference to the highest of either (i) the federal funds rate plus 0.50 percent, (ii) BofA’s “prime rate,” and (iii) the LIBOR rate for U.S. dollar deposits with a term of one month, plus 1.00 percent; or

●	A LIBOR rate (or a comparable successor rate) determined by reference to the costs of funds for deposits in U.S. dollars for the interest period relevant to such borrowings, subject to a floor of 0%.

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

3.625% Senior Notes

On March 15, 2021, the Company completed a private offering of $400.0 million aggregate principal amount of 3.625% Senior Notes due 2029. The Company used the proceeds from the issuance of the 3.625% Senior Notes, together with cash on hand, to redeem 100% of its $400.0 million aggregate principal amount of 5.625% Senior Notes due 2026.   The 3.625% Senior Notes are our senior unsecured obligations and bear interest at 3.625% per year, payable semiannually in arrears on March 15 and September 15 of each year, which began September 15, 2021. The 3.625% Senior Notes mature on March 15, 2029, unless redeemed early or repurchased. If we undergo a change in control, we must make an offer to repurchase all of the 3.625% Senior Notes then outstanding at a repurchase price equal to 101% of their aggregate principal amount, plus accrued and unpaid interest (if any) to, but not including, the repurchase date.

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

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Equipment Notes

As of June 30, 2022, the company has outstanding $12.8 million of equipment notes for the purpose of financing the purchase of vehicles and equipment. No equipment notes were issued during the six months ended June 30, 2022. The Company’s equipment notes each have a five year term maturing from 2023 to 2024 and bear interest at fixed rates between 2.8% and 4.4%.

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

As of June 30, 2022
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

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value on Non-Recurring Basis

Fair value measurements were applied to our long-term debt portfolio.  We believe the carrying value of our term loan approximates the fair market value primarily due to the fact that the non-performance risk of servicing our debt obligations, as reflected in our business and credit risk profile, has not materially changed since we assumed our debt obligations under the Amendment No.2 to Credit Agreement.  In addition, due to the floating-rate nature of our term loan, the market value is not subject to variability solely due to changes in the general level of interest rates as is the case with a fixed-rate debt obligation.  Based on market trades of our 3.625% Senior Notes and our 4.125% Senior Notes close to June 30, 2022 (Level 1 fair value measurement), we estimate the fair value of each in the table below:

	As of June 30, 2022
	Fair Value	Gross Carrying Value
3.625% Senior Notes	$319,000	$400,000
4.125% Senior Notes	$388,750	$500,000

7.  SEGMENT INFORMATION

The following tables set forth our net sales and operating results by segment, in thousands:

	Three Months Ended June 30,
	2022	2021	2022	2021

	Net Sales		Operating Profit (b)
Our operations by segment were (a):
Installation	$748,968	$605,625	$139,919	$99,066
Specialty Distribution	587,791	273,364	86,749	42,856
Intercompany eliminations	(62,474)	(44,734)	(10,435)	(6,932)
Total	$1,274,285	$834,255	216,233	134,990
General corporate expense, net (c)			(9,012)	(6,704)
Operating profit, as reported			207,221	128,286
Other expense, net			(13,689)	(6,039)
Income before income taxes			$193,532	$122,247

	Six Months Ended June 30,
	2022	2021	2022	2021

	Net Sales		Operating Profit (b)
Our operations by segment were (a):
Installation	$1,425,661	$1,138,378	$252,598	$172,702
Specialty Distribution	1,131,653	524,965	157,170	78,241
Intercompany eliminations	(114,111)	(86,290)	(19,144)	(13,460)
Total	$2,443,203	$1,577,053	390,624	237,483
General corporate expense, net (c)			(19,449)	(13,311)
Operating profit, as reported			371,175	224,172
Other expense, net			(24,969)	(26,425)
Income before income taxes			$346,206	$197,747

(a)	All of our operations are located primarily in the U.S and to a lesser extent Canada.
(b)	Segment operating profit includes an allocation of general corporate expenses attributable to the operating segments which is based on direct benefit or usage (such as salaries of corporate employees who directly support the segment).
(c)	General corporate expense, net includes expenses not specifically attributable to our segments for functions such as corporate human resources, finance, and legal, including salaries, benefits, and other related costs.

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following table presents lease-related assets and liabilities recognized in our condensed consolidated balance sheet, in thousands:

		As of
		June 30,	December 31,
		2022	2021
Assets	Classification
Operating	Right of use assets	$174,361	$177,177
Finance	Property and equipment, net	7,857	9,743
Total lease assets		$182,218	$186,920
Liabilities
Current
Operating	Short-term operating lease liabilities	$55,284	$54,591
Finance	Short-term finance lease liabilities	2,712	2,387
Non-Current
Operating	Long-term operating lease liabilities	124,191	125,339
Finance	Long-term finance lease liabilities	7,055	7,770
Total lease liabilities		$189,242	$190,087
Weighted-average remaining lease term:
Operating leases		3.9 years	4.1 years
Finance leases		4.0 years	4.4 years
Weighted-average discount rate:
Operating leases		3.1%	3.1%
Finance leases		2.9%	2.9%

The components of lease expense were as follows and are primarily included in cost of sales on the accompanying unaudited condensed consolidated statement of operations for operating leases and in selling, general and administrative expenses on the accompanying unaudited condensed consolidated statement of operations for finance leases and operating leases on support centers, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost (a)	$21,675	$12,636	$42,186	$24,446
Financing lease cost:
Amortization of leased assets	744	-	1,539	-
Interest on finance lease obligations	66	-	136	-
Short-term lease cost	4,001	3,844	8,341	7,198
Sublease income	(155)	(215)	(373)	(421)
Net lease cost	$26,331	$16,265	$51,829	$31,223
(a)	Includes variable cost components of $4,782 and $1,808 in the three months ended June 30, 2022, and 2021, respectively, and $8,461 and $3,505 of variable cost components in the six months ended June 30, 2022, and 2021, respectively.

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future minimum lease payments under non-cancellable operating leases as of June 30, 2022, were as follows, in thousands:

Payments due by Period
2022	$32,614
2023	54,275
2024	45,418
2025	34,983
2026	22,520
2027 and Thereafter	16,550
Total future minimum lease payments	206,360

Less: imputed interest	(17,118)

Lease liability at June 30, 2022	$189,242

The amount below is included in the cash flows provided by (used in) operating activities section on the accompanying unaudited condensed consolidated statements of cash flows, in thousands:

	Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$(136)	$-
Operating cash flows from operating leases	(31,959)	(21,072)
Financing cash flows from finance leases	(1,130)	-

9.  INCOME TAXES

Our effective tax rates were 25.8 percent and 25.4 percent for the three and six months ended June 30, 2022, respectively. The effective tax rates for the three and six months ended June 30, 2021 were 26.1 percent and 24.0 percent, respectively.  The lower 2022 tax rate for the three months ended June 30, 2022, compared to the three months ended June 30, 2021 was due to state tax adjustments and miscellaneous items partially offset by a decrease in the benefit related to share-based compensation.

A tax benefit of $1.6 million related to share-based compensation was recognized in our condensed consolidated statements of operations as a discrete item in income tax expense for the six months ended June 30, 2022.

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

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Basic and diluted net income per share were computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (in thousands)	$143,697	$90,380	$258,410	$150,222

Weighted average number of common shares outstanding - basic	32,405,292	32,865,303	32,570,988	32,846,016

Dilutive effect of common stock equivalents:
RSAs with service-based conditions	12,123	15,456	13,625	25,538
RSAs with market-based conditions	52,871	118,102	76,515	132,600
RSAs with performance-based conditions	39,677	59,167	51,851	54,094
Stock options	104,486	119,407	114,570	131,859

Weighted average number of common shares outstanding - diluted	32,614,449	33,177,435	32,827,549	33,190,107

Basic net income per common share	$4.43	$2.75	$7.93	$4.57

Diluted net income per common share	$4.41	$2.72	$7.87	$4.53

The following table summarizes shares excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Anti-dilutive common stock equivalents:
RSAs with service-based conditions	18,880	1,815	14,562	2,323
RSAs with market-based conditions	82	11,128	232	8,320
RSAs with performance-based conditions	-	-	3,954	-
Stock options	22,875	24,066	19,731	17,916
Total anti-dilutive common stock equivalents	41,837	37,009	38,479	28,559

11. SHARE-BASED COMPENSATION

Effective July 1, 2015, our eligible employees commenced participation in the 2015 LTIP.  The 2015 LTIP authorizes the Board to grant stock options, stock appreciation rights, restricted shares, restricted share units, performance awards, and dividend equivalents.  All grants are made by issuing new shares and no more than 4.0 million shares of common stock may be issued under the 2015 LTIP.  As of June 30, 2022, we had 1.9 million shares remaining available for issuance under the 2015 LTIP.

Share-based compensation expense is included in selling, general, and administrative expense.  The income tax effect associated with share-based compensation awards is included in income tax expense.  The following table presents share-based compensation amounts recognized in our condensed consolidated statements of operations, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Share-based compensation expense	$3,334	$2,266	$7,061	$5,377
Income tax (expense) benefit	$(32)	$228	$1,573	$3,320

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents a summary of our share-based compensation activity for the three months ended June 30, 2022, in thousands, except per share amounts:

	RSAs		Stock Options
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance December 31, 2021	244.4	$119.41	210.5	$32.35	$87.30	$39,692.4
Granted	105.5	$181.82	—	$—	$—	—
Converted/Exercised	(166.8)	$75.10	(18.1)	$27.85	$80.14	$2,282.9
Forfeited/Expired	(9.3)	$222.20	(3.1)	$68.81	$174.76	—
Balance June 30, 2022	173.8	$194.70	189.3	$32.19	$86.57	$16,311.0

Exercisable June 30, 2022 (a)			155.5	$25.82	$70.45	$15,391.1
(a)	The weighted average remaining contractual term for vested stock options is approximately 5.8 years.

Unrecognized share-based compensation expense related to unvested awards is shown in the following table, dollars in thousands:

	As of June 30, 2022
	Unrecognized Compensation Expense on Unvested Awards	Weighted Average Remaining Vesting Period
RSAs	$17,630	1.6
Stock options	826	0.8
Total unrecognized compensation expense related to unvested awards	$18,456

Our RSAs with performance-based conditions are evaluated on a quarterly basis with adjustments to compensation expense based on the likelihood of the performance target being achieved or exceeded.  The following table shows the range of payouts and the related expense for our outstanding RSAs with performance-based conditions, in thousands:

		Payout Ranges and Related Expense
RSAs with Performance-Based Conditions	Grant Date Fair Value	0%	25%	100%	200%
February 17, 2020	$2,535	$0	$634	$2,535	$5,070
February 16, 2021	$2,404	$0	$601	$2,404	$4,808
February 15, 2022	$3,464	$0	$866	$3,464	$6,928

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

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair values of stock options granted under the 2015 LTIP were calculated using the Black-Scholes Options Pricing Model.  The following table presents the assumptions used to estimate the fair values of stock options granted in 2021. There were no stock options issued in the first six months of 2022.

2021
Risk free interest rate	0.76%
Expected volatility, using historical return volatility and implied volatility	43.29%
Expected life (in years)	6.0
Dividend yield	0.00%
Estimated fair value of stock options at grant date	$89.59

12. SHARE REPURCHASE PROGRAM

On July 25, 2022, our Board authorized the 2022 Repurchase Program, pursuant to which the Company may purchase up to $200 million of our common stock.  Share repurchases may be executed through various means including open market purchases, privately negotiated transactions, accelerated share repurchase transactions, or other available means.  The 2022 Repurchase Program does not obligate the Company to purchase any shares and has no expiration date.  Authorization for the 2022 Repurchase Program may be terminated, increased, or decreased by the Board at its discretion at any time.

On July 26, 2021, our Board authorized the 2021 Repurchase Program, pursuant to which the Company may purchase up to $200.0 million of our common stock.  Share repurchases may be executed through various means including open market purchases, privately negotiated transactions, accelerated share repurchase transactions, or other available means.  The 2021 Repurchase Program does not obligate the Company to purchase any shares and has no expiration date.  Authorization for the 2021 Repurchase Program may be terminated, increased, or decreased by the Board at its discretion at any time.  As of June 30, 2022, the Company has $54.4 million remaining under the 2021 Repurchase Program.

On February 22, 2019, our Board authorized the 2019 Repurchase Program, pursuant to which the Company may purchase up to $200.0 million of our common stock.  Share repurchases may be executed through various means including open market purchases, privately negotiated transactions, accelerated share repurchase transactions, or other available means.  The 2019 Repurchase Program does not obligate the Company to purchase any shares and has no expiration date.  Authorization for the 2019 Repurchase Program may be terminated, increased, or decreased by the Board at its discretion at any time.  As of June 30, 2022 the Company has utilized all amounts authorized under the 2019 Repurchase Program.

On May 5, 2022, the Company entered into the 2022 ASR Agreement under the 2021 Repurchase Program.  We paid $100 million in exchange for an initial delivery of 409,312 shares of our common stock on May 9, 2022, representing an estimated 80% of the total number of shares we expected to receive under the 2022 ASR Agreement at the time we entered into the agreement.  We expect the 2022 ASR to settle in the third quarter of 2022.

The following table sets forth our share repurchases under the Repurchase Programs during the periods presented. These repurchases closed out the 2019 Share Repurchase Program with the balance repurchased under the 2021 Share Repurchase Program.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Number of shares repurchased	409,312	73,747	647,466	123,031
Share repurchase cost (in thousands)	$100,050	$14,182	$150,050	$24,038

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. BUSINESS COMBINATIONS

Acquiring businesses is a key part of our ongoing strategy to grow our company and expand our market share.  Each acquisition has been accounted for as a business combination under ASC 805, “Business Combinations.”  Acquisition related costs for the six months ended June 30, 2022 and 2021 were $1.3 million and $0.7 million, respectively. Acquisition related costs are included in selling, general, and administrative expense in our condensed consolidated statements of operations.

The table below provides a summary as of June 30, 2022 for the businesses acquired during the six months ended June 30, 2022:

2022 Acquisitions	Date	Cash Paid	Contingent Consideration	Total Purchase Price	Goodwill Acquired
Southwest	1/12/2022	$300	$—	$300	$215
Billings	2/3/2022	7,005	—	7,005	3,313
Green Energy	3/31/2022	1,200	—	1,200	504
Assured	4/7/2022	4,719	500	5,219	3,451
Total		$13,224	$500	$13,724	$7,483

The table below provides a summary as of June 30, 2022 for the businesses acquired during the six months ended June 30, 2021:

2021 Acquisitions	Date	Cash Paid	Contingent Consideration	Total Purchase Price	Goodwill Acquired
LCR	1/20/2021	$53,700	—	53,700	19,500
ABS	4/5/2021	124,348	—	124,348	54,229
All others	Various	15,716	—	15,716	6,223
Total		$193,764	$—	$193,764	$79,952

As third-party or internal valuations are finalized, certain tax aspects of the foregoing transactions are completed, and customer post-closing reviews are concluded, adjustments may be made to the fair value of assets acquired, and in some cases total purchase price, through the end of each measurement period, generally one year following the applicable acquisition date. To that note, during the six months ended June 30, 2022, DI’s goodwill increased by $8.9 million primarily as a result of purchase price adjustments to acquisition date sales and use tax liabilities, net working capital adjustments, and true-ups to supplier rebate receivables.

Primarily all of the $7.5 million and $80.0 million of goodwill recorded from acquisitions completed in the six months ended June 30, 2022 and 2021, respectively, is expected to be deductible for income tax purposes.

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.  ACCRUED LIABILITIES

The following table sets forth the components of accrued liabilities, in thousands:

	As of
	June 30, 2022	December 31, 2021
Accrued liabilities:
Salaries, wages, and commissions	$75,343	$71,664
Insurance liabilities	24,529	24,425
Customer rebates	11,792	15,625
Deferred revenue	18,850	14,311
Employee tax-related liabilities	10,894	12,545
Sales and property taxes	14,601	9,364
Interest payable on long-term debt	19,579	8,798
Other	21,720	19,159
Total accrued liabilities	$197,308	$175,891

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

Other Matters.  We enter into contracts, which include customary indemnities that are standard for the industries in which we operate.  Such indemnities include, among other things, customer claims against builders for issues relating to our products and workmanship.  We generally exclude indemnity relating to product quality and warranty claims from our agreements as those claims are passed directly to the manufacturers of the products that we install or distribute.  In conjunction with divestitures and other transactions, we occasionally provide customary indemnities relating to various items including, among others, the enforceability of trademarks, legal and environmental issues, and asset valuations.  We evaluate the probability that we may incur liabilities under these customary indemnities and appropriately record an estimated liability when deemed probable.

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

The following table summarizes our outstanding performance, licensing, insurance and other bonds, in thousands:

	As of
	June 30, 2022	December 31 2021
Outstanding bonds:
Performance bonds	$132,192	$128,173
Licensing, insurance, and other bonds	24,436	21,792
Total bonds	$156,628	$149,965

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

TopBuild, headquartered in Daytona Beach, Florida, is a leading installer and distributor of insulation and other building products to the U.S. construction industry.  We trade on the NYSE under the ticker symbol “BLD.”

We operate in two segments:  Installation and Specialty Distribution. Our Installation segment installs insulation and other building products nationwide which, as of June 30, 2022, had approximately 230 branches located across the United States.  We install various insulation applications, including fiberglass batts and rolls, blown-in loose fill fiberglass, blown-in loose fill cellulose, and polyurethane spray foam.  Additionally, we install other building products including glass and windows, rain gutters, after paint products, fireproofing, garage doors, and fireplaces.  We handle every stage of the installation process, including material procurement supplied by leading manufacturers, project scheduling and logistics, multi-phase professional installation, and installation quality assurance.

Our Specialty Distribution segment sells and distributes insulation and other building products, including gutters, fireplaces, closet shelving, and roofing materials, which, as of June 30, 2022, had approximately 165 branches located across the United States and 18 branches in Canada.  Our Specialty Distribution customer base consists of thousands of insulation contractors of all sizes, gutter contractors, weatherization contractors, other contractors, dealers, metal building erectors, and modular home builders.

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

SECOND QUARTER 2022 VERSUS SECOND QUARTER 2021

The following table sets forth our net sales, gross profit, operating profit, and margins, as reported in our condensed consolidated statements of operations, in thousands:

	Three Months Ended June 30,
	2022	2021
Net sales	$1,274,285	$834,255
Cost of sales	890,188	591,075
Cost of sales ratio	69.9%	70.9%

Gross profit	384,097	243,180
Gross profit margin	30.1%	29.1%

Selling, general, and administrative expense	176,876	114,894
Selling, general, and administrative expense to sales ratio	13.9%	13.8%

Operating profit	207,221	128,286
Operating profit margin	16.3%	15.4%

Other expense, net	(13,689)	(6,039)
Income tax expense	(49,835)	(31,867)
Net income	$143,697	$90,380
Net margin	11.3%	10.8%

Sales and Operations

Net sales increased 52.7 percent for the three months ended June 30, 2022, from the comparable period of 2021.  The increase was primarily driven by a 32.0 percent impact from our acquisitions, 15.2 percent increase due to higher selling prices, and 5.6 percent increase in sales volume.

Gross profit margins were 30.1 percent and 29.1 percent for the three months ended June 30, 2022 and 2021, respectively.  Gross profit margin improved primarily due to higher selling prices, higher sales volume, and operational efficiencies partially offset by material inflation.

Selling, general, and administrative expense, as a percent of sales, was 13.9 and 13.8 percent for the three months ended June 30, 2022 and 2021, respectively.  The increase in selling, general, and administrative expense as a percent of sales was driven primarily by costs associated with acquisitions, the amortization of intangible assets related to purchase accounting and increased insurance costs.

Operating margins were 16.3 percent and 15.4 percent for the three months ended June 30, 2022 and 2021, respectively. The increase in operating margins was due to higher selling prices, higher sales volume and operational efficiencies partially offset by material inflation and amortization of intangible assets related to purchase accounting.

Business Segment Results

The following table sets forth our net sales and operating profit margins by business segment, in thousands:

	Three Months Ended June 30,
	2022	2021	Percent Change
Net sales by business segment:
Installation	$748,968	$605,625	23.7%
Specialty Distribution	587,791	273,364	115.0%
Intercompany eliminations	(62,474)	(44,734)
Net sales	$1,274,285	$834,255	52.7%

Operating profit by business segment:
Installation	$139,919	$99,066	41.2%
Specialty Distribution	86,749	42,856	102.4%
Intercompany eliminations	(10,435)	(6,932)
Operating profit before general corporate expense	216,233	134,990	60.2%
General corporate expense, net	(9,012)	(6,704)
Operating profit	$207,221	$128,286	61.5%

Operating profit margins:
Installation	18.7%	16.4%
Specialty Distribution	14.8%	15.7%
Operating profit margin before general corporate expense	17.0%	16.2%
Operating profit margin	16.3%	15.4%

Installation

Sales

Sales in our Installation segment increased $143.3 million, or 23.7 percent, for the three months ended June 30, 2022, as compared to the same period in 2021.  The increase was due to a 13.3 percent increase from higher selling prices, 8.3 percent increase in sales volume, and 2.0 percent impact from our acquisitions.

Operating margins

Operating margins in our Installation segment were 18.7 percent and 16.4 percent for the three months ended June 30, 2022 and 2021, respectively.  The increase in operating margins was driven by higher selling prices, sales volume, and operational efficiencies partially offset by material inflation.

Specialty Distribution

Sales

Sales in our Specialty Distribution segment increased $314.4 million, or 115.0 percent, for the three months ended June 30, 2022, as compared to the same period in 2021. Of the 115.0 percent increase, 94.7 percent increase was due to our acquisitions and 20.0 percent was due to higher selling prices.

Operating margins

Operating margins in our Specialty Distribution segment were 14.8 percent and 15.7 percent for the three months ended June 30, 2022 and 2021, respectively.  The decrease in operating margins was partially driven by the amortization of intangible assets related to purchase accounting and material inflation partially offset by higher selling prices and operational efficiencies.

OTHER ITEMS

Other expense, net

Other expense, net, was $13.7 million and $6.0 million for the three months ended June 30, 2022 and 2021, respectively. The change primarily related to interest expense, which increased by $7.3 million for the three months ended June 30, 2022, as compared to the same period in 2021.  This increase was due to higher long-term debt balances during the three months ended June 30, 2022, including the balance on the 4.125% Senior Notes which were issued in the fourth quarter of 2021 to finance the acquisition of DI and higher interest rates on borrowings under the Credit Agreement.

Income tax expense

Income tax expense was $49.8 million, an effective tax rate of 25.8 percent, for the three months ended June 30, 2022, compared to $31.9 million, an effective tax rate of 26.1 percent, for the comparable period in 2021.  The tax rate for the three months ended June 30, 2022, was lower due to state tax adjustments and miscellaneous items partially offset by a decrease in the benefit related to share-based compensation.

FIRST SIX MONTHS 2022 VERSUS FIRST SIX MONTHS 2021

The following table sets forth our net sales, gross profit, operating profit, and margins, as reported in our condensed consolidated statements of operations, in thousands:

	Six Months Ended June 30,
	2022	2021
Net sales	$2,443,203	$1,577,053
Cost of sales	1,727,905	1,136,114
Cost of sales ratio	70.7%	72.0%

Gross profit	715,298	440,939
Gross profit margin	29.3%	28.0%

Selling, general, and administrative expense	344,123	216,767
Selling, general, and administrative expense to sales ratio	14.1%	13.7%

Operating profit	371,175	224,172
Operating profit margin	15.2%	14.2%

Other expense, net	(24,969)	(26,425)
Income tax expense	(87,796)	(47,525)
Net income	$258,410	$150,222
Net margin	10.6%	9.5%

Sales and Operations

Net sales increased 54.9 percent for the six months ended June 30, 2022, from the comparable period of 2021.  The increase was primarily driven by a 35.1 percent impact from our acquisitions, a 15.8 percent increase due to higher selling prices and a 4.0 percent increase in sales volume.

Gross profit margins were 29.3 percent and 28.0 percent for the six months ended June 30, 2022 and 2021, respectively.  Gross profit margin improved primarily due to higher selling prices partially offset by an increase in cost of material.

Selling, general, and administrative expense, as a percent of sales, was 14.1 and 13.7 percent for the six months ended June 30, 2022 and 2021, respectively.  The increase in selling, general, and administrative expense as a percent of sales was driven primarily by costs associated with acquisitions, the amortization of intangible assets related to purchase accounting and increased insurance costs.

Operating margins were 15.2 percent and 14.2 percent for the six months ended June 30, 2022 and 2021, respectively. The increase in operating margins was due to higher selling prices and volume, partially offset by an increase in cost of material.

Business Segment Results

The following table sets forth our net sales and operating profit margins by business segment, in thousands:

	Six Months Ended June 30,
	2022	2021	Percent Change
Net sales by business segment:
Installation	$1,425,661	$1,138,378	25.2%
Specialty Distribution	1,131,653	524,965	115.6%
Intercompany eliminations	(114,111)	(86,290)
Net sales	$2,443,203	$1,577,053	54.9%

Operating profit by business segment (a):
Installation	$252,598	$172,702	46.3%
Specialty Distribution	157,170	78,241	100.9%
Intercompany eliminations	(19,144)	(13,460)
Operating profit before general corporate expense	390,624	237,483	64.5%
General corporate expense, net (b)	(19,449)	(13,311)
Operating profit	$371,175	$224,172	65.6%

Operating profit margins:
Installation	17.7%	15.2%
Specialty Distribution	13.9%	14.9%
Operating profit margin before general corporate expense	16.0%	15.1%
Operating profit margin	15.2%	14.2%

Installation

Sales

Sales in our Installation segment increased $287.3 million, or 25.2 percent, for the six months ended June 30, 2022, as compared to the same period in 2021.  The increase was due to a 13.7 percent increase from higher selling prices, a 5.8 percent increase in sales volume and a 5.7 percent impact from our acquisitions.

Operating margins

Operating margins in our Installation segment were 17.7 percent and 15.2 percent for the six months ended June 30, 2022 and 2021, respectively.  The increase in operating margins was driven by higher sales from selling prices and volumes, partially offset by an increase in cost of material.

Specialty Distribution

Sales

Sales in our Specialty Distribution segment increased $606.7 million, or 115.6 percent, for the six months ended June 30, 2022, as compared to the same period in 2021.  This increase was due to a 94.0 percent impact from our acquisition and a 21.4 percent increase due to higher selling prices.

Operating margins

Operating margins in our Specialty Distribution segment were 13.9 percent and 14.9 percent for the six months ended June 30, 2022 and 2021, respectively.  The decrease in operating margins was driven by the amortization of intangible assets related to purchase accounting and material inflation partially offset by higher selling prices.

OTHER ITEMS

Other expense, net

Other expense, net, which primarily consisted of interest expense, was $25.0 million and $26.4 million for the six months ended June 30, 2022 and 2021, respectively.  Interest expense increased by $12.7 million for the six months ended June 30, 2022, as compared to the same period in 2021.  This increase was due to higher long-term debt balances during the six months ended June 30, 2022, including the balance on the 4.125% Senior Notes which were issued in the fourth quarter of 2021 to finance the acquisition of DI, and higher interest rates on our borrowings under the Credit Agreement. The remaining difference primarily relates to $13.9 million incurred to redeem our 5.625% Senior Notes During the six months ended June 30, 2021.

Income tax expense

Income tax expense was $87.8 million, an effective tax rate of 25.4 percent, for the six months ended June 30, 2022 compared to $47.5 million, an effective tax rate of 24.0 percent, for the comparable period in 2021. The tax rate for the six months ended June 30, 2022 was higher due to permanent items including share-based compensation.

Cash Flows and Liquidity

Significant sources (uses) of cash and cash equivalents are summarized for the periods indicated, in thousands:

	Six Months Ended June 30,
	2022	2021
Changes in cash and cash equivalents:
Net cash provided by operating activities	$217,697	$202,203
Net cash used in investing activities	(54,162)	(223,778)
Net cash used in financing activities	(179,587)	(46,693)
Impact of exchange rate changes on cash	142	-
Net decrease in cash and cash equivalents	$(15,910)	$(68,268)

Net cash flows provided by operating activities increased $15.5 million for the six months ended June 30, 2022, as compared to the prior year period.  Net income was up $108.2 million, or 72.0 percent, compared with the prior year period, driven by the impact of our acquisitions, higher sales prices and sale volumes.  That increase was largely offset by the impact of higher levels of working capital, also driven by our acquisitions (principally increases in accounts receivable, inventories, accounts payable and accrued expenses).

Net cash used in investing activities was $54.2 million for the six months ended June 30, 2022, primarily composed of $36.0 million for purchases of property and equipment, mainly vehicles, and $18.7 million for acquisitions.  Net cash used in investing activities was $223.8 million for the six months ended June 30, 2021, primarily composed of $195.4 million for acquisitions and $28.6 million for purchases of property and equipment, mainly vehicles.

Net cash used in financing activities was $179.6 million for the six months ended June 30, 2022.  During the six months ended June 30, 2022, we used $150.1 million for the repurchase of common stock pursuant to the 2021 Repurchase Program, $19.3 million for debt repayments, and $10.2 million net activity related to exercise of share-based incentive awards and stock options.  Additionally, we borrowed and repaid $70.0 million on our Revolving Facility, all within the second quarter of 2022. During the six months ended June 30, 2021, we used $24.0 million for the repurchase of common stock pursuant to the 2019 Repurchase Program, $10.5 million net payments for redemption of our Old Senior Notes, issuance of our New Senior Notes, proceeds from the increase in our term loan from our Amended Credit Agreement, and payments on equipment notes, $6.5 million in debt issuance costs as a result of entering into our Amended Credit Agreement and New Senior Notes, and $5.5 million net activity related to exercise of share-based incentive awards and stock options.

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

The following table summarizes our liquidity, in thousands:

	As of
	June 30,	December 31,
	2022	2021
Cash and cash equivalents (a)	$123,869	$139,779

Revolving facility	500,000	500,000
Less: standby letters of credit	(69,936)	(69,936)
Availability under revolving facility	430,064	430,064

Total liquidity	$553,933	$569,843

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

We occasionally use performance bonds to ensure completion of our work on certain larger customer contracts that can span multiple accounting periods.  Performance bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed.  We also have bonds outstanding for license and insurance.  Information regarding our outstanding bonds as of June 30, 2022 is incorporated by reference from Note 15 – Other Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

OUTLOOK

We believe a number of macroeconomic factors, including rising interest rates, inflation and the overall health of the economy, are impacting consumer demand for housing.  We remain cautiously optimistic about the long-term U.S. housing market due to low new home inventory, the backlog of homes under construction, and strong household formations.

With the recent acquisition of DI, we have diversified our mix of business and increased our penetration in the commercial and industrial end markets.  These end markets operate on a different cycle than residential housing.    Although these end markets are dealing with higher material costs and are impacted by economic volatility, our bid activity and backlog remain strong.

OFF-BALANCE SHEET ARRANGEMENTS

We had no material off-balance sheet arrangements during the six months ended June 30, 2022, other than short-term leases, letters of credit, and performance and license bonds, which have been disclosed in Part 1, Item 1 of this Quarterly report.

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

Interest payable on both the aggregate term loan facility and revolving facility under Amendment No. 2 to Credit Agreement is based on a variable interest rate. As a result, we are exposed to market risks related to fluctuations in interest rates on this outstanding indebtedness. As of June 30, 2022, we had $581.3 million outstanding under our term loan facility, and the applicable interest rate as of such date was 2.06%. Based on our outstanding borrowings under Amendment No. 2 to Credit Agreement as of June 30, 2022, a 100 basis point increase in the interest rate would result in a $5.7 million increase in our annualized interest expense. There was no outstanding balance under the revolving facility as of June 30, 2022.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the most recent fiscal quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding the repurchase of our common stock for the three months ended June 30, 2022, in thousands, except share and per share data:

Period	Total Number of Shares Purchased	Average Price Paid per Common Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2022 - April 30, 2022	-	$-	-	$154,406
May 1, 2022 - May 31, 2022 (a)	409,312	$195.45	409,312	$54,406
June 1, 2022 - June 30, 2022	-	$-	-	$54,406
Total	409,312	$195.45	409,312

____________________

(a) The one-month period ended May 31, 2022 includes payment of $100.0 million in connection with our 2022 ASR Agreement, with approximately 80% of the shares delivered.  The remainder of the shares to be repurchased are expected to be delivered in the third quarter of 2022.  For more information see Note 12 – Share Repurchase Program to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report, which note is incorporated in this Item 2 by reference.

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

August 2, 2022