Form 10-Q
period 2022-09-30
TopBuild Corp
filed 2022-11-01
CIK 1633931

UNITED STATES

SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period September 30, 2022

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

The registrant had outstanding 31,972,332 shares of Common Stock, par value $0.01 per share as of October 25, 2022.

TOPBUILD CORP.

GLOSSARY

We use acronyms, abbreviations, and other defined terms throughout this quarterly report on Form 10-Q, which are defined in the glossary below:

Term	Definition
3.625% Senior Notes	TopBuild's 3.625% senior unsecured notes issued March 15, 2021 and due March 15, 2029
4.125% Senior Notes	TopBuild's 4.125% senior unsecured notes issued October 14, 2021 and due February 15, 2032
5.625% Senior Notes	TopBuild's 5.625% senior unsecured notes which were due on May 1, 2026 and redeemed in full on March 15, 2021
2015 LTIP	2015 Long-Term Incentive Program authorizes the Board to grant stock options, stock appreciation rights, restricted shares, restricted share units, performance awards, and dividend equivalents
2022 ASR Agreement	$100 million accelerated share repurchase agreement with Bank of America, N.A.
2019 Repurchase Program	$200 million share repurchase program authorized by the Board on February 22, 2019
2021 Repurchase Program	$200 million share repurchase program authorized by the Board on July 26, 2021
2022 Repurchase Program	$200 million share repurchase program authorized by the Board on July 25, 2022
ABS	American Building Systems, Inc.
Amendment No. 1 to Credit Agreement	Amendment No. 1 to the Credit Agreement dated March 8, 2021
Amendment No. 2 to Credit Agreement	Amendment No. 2 to the Credit Agreement dated October 7, 2021
Annual Report	Annual report filed with the SEC on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Assured	Assured Insulating Inc.
Board	Board of Directors of TopBuild
BofA	Bank of America, N.A.
Billings	Billings Insulation Service, Inc.
Current Report	Current report filed with the SEC on Form 8-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
CV	CV Insulation LLC
DI	DI Super Holdings, Inc.
EBITDA	Earnings before interest, taxes, depreciation, and amortization
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Generally accepted accounting principles in the United States of America
Green Energy	Green Energy Solutions, Inc.
Lenders	Bank of America, N.A., together with the other lenders party to "Credit Agreement"
LCR	L.C.R. Contractors, LLC
LIBOR	London interbank offered rate
Net Leverage Ratio	As defined in the “Credit Agreement,” the ratio of outstanding indebtedness, less up to $100 million of unrestricted cash, to EBITDA
NYSE	New York Stock Exchange
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

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TOPBUILD CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands except share data)

	As of
	September 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$159,384	$139,779
Receivables, net of an allowance for credit losses of $14,105 at September 30, 2022, and $8,798 at December 31, 2021	815,633	668,419
Inventories, net	447,100	352,801
Prepaid expenses and other current assets	27,416	26,692
Total current assets	1,449,533	1,187,691

Right of use assets	191,731	177,177
Property and equipment, net	248,623	244,574
Goodwill	1,966,234	1,949,763
Other intangible assets, net	631,005	684,209
Other assets	18,991	15,116
Total assets	$4,506,117	$4,258,530

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$510,163	$461,917
Current portion of long-term debt	37,367	38,640
Accrued liabilities	181,455	175,891
Short-term operating lease liabilities	57,268	54,591
Short-term finance lease liabilities	2,328	2,387
Total current liabilities	788,581	733,426

Long-term debt	1,428,935	1,454,483
Deferred tax liabilities, net	244,608	248,243
Long-term portion of insurance reserves	61,243	51,875
Long-term operating lease liabilities	138,923	125,339
Long-term finance lease liabilities	6,170	7,770
Other liabilities	3,218	960
Total liabilities	2,671,678	2,622,096

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value: 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.01 par value: 250,000,000 shares authorized; 39,325,465 shares issued and 31,974,006 outstanding at September 30, 2022, and 39,165,024 shares issued and 32,927,185 outstanding at December 31, 2021	393	391
Treasury stock, 7,351,459 shares at September 30, 2022, and 6,237,839 shares at December 31, 2021, at cost	(642,746)	(431,030)
Additional paid-in capital	884,729	873,031
Retained earnings	1,612,830	1,200,676
Accumulated other comprehensive loss	(20,767)	(6,634)
Total equity	1,834,439	1,636,434
Total liabilities and equity	$4,506,117	$4,258,530

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands except share and per common share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	$1,300,998	$845,757	$3,744,201	$2,422,810
Cost of sales	905,250	595,466	2,633,155	1,731,581
Gross profit	395,748	250,291	1,111,046	691,229

Selling, general, and administrative expense	172,874	116,485	516,997	333,252
Operating profit	222,874	133,806	594,049	357,977

Other income (expense), net:
Interest expense	(14,561)	(5,503)	(39,936)	(18,210)
Loss on extinguishment of debt	—	—	—	(13,862)
Other, net	(303)	66	103	210
Other expense, net	(14,864)	(5,437)	(39,833)	(31,862)
Income before income taxes	208,010	128,369	554,216	326,115

Income tax expense	(54,264)	(32,934)	(142,060)	(80,457)
Net income	$153,746	$95,435	$412,156	$245,658

Net income per common share:
Basic	$4.79	$2.91	$12.72	$7.49
Diluted	$4.76	$2.88	$12.63	$7.41

Weighted average shares outstanding:
Basic	32,076,285	32,763,311	32,404,275	32,818,145
Diluted	32,279,820	33,088,680	32,643,161	33,155,995

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$153,746	$95,435	$412,156	$245,658
Other comprehensive loss:
Foreign currency translation adjustment	(15,158)	-	(14,133)	-
Comprehensive income	$138,588	$95,435	$398,023	$245,658

See notes to our unaudited condensed consolidated financial statement

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash Flows Provided by (Used in) Operating Activities:
Net income	$412,156	$245,658
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	93,051	51,005
Share-based compensation	9,673	8,375
Loss on extinguishment of debt	-	13,862
Loss on sale of property and equipment	76	1,410
Amortization of debt issuance costs	2,147	1,352
Provision for bad debt expense	8,837	5,215
Loss from inventory obsolescence	5,127	1,667
Change in certain assets and liabilities:
Receivables, net	(152,578)	(62,257)
Inventories, net	(101,148)	(30,115)
Prepaid expenses and other current assets	(807)	(2,984)
Accounts payable	49,079	47,907
Accrued liabilities	3,469	30,397
Other, net	6,548	(1,987)
Net cash provided by operating activities	335,630	309,505

Cash Flows Provided by (Used in) Investing Activities:
Purchases of property and equipment	(56,044)	(42,320)
Acquisition of businesses, net of cash acquired	(20,500)	(205,028)
Proceeds from sale of property and equipment	2,877	298
Net cash used in investing activities	(73,667)	(247,050)

Cash Flows Provided by (Used in) Financing Activities:
Proceeds from issuance of long-term debt	-	411,250
Repayment of long-term debt	(28,968)	(427,563)
Payment of debt issuance costs	-	(6,500)
Proceeds from revolving credit facility	70,000	-
Repayment of revolving credit facility	(70,000)	-
Taxes withheld and paid on employees' equity awards	(11,719)	(11,511)
Exercise of stock options	2,028	5,952
Repurchase of shares of common stock	(200,050)	(35,556)
Payment of contingent consideration	(1,674)	(628)
Net cash used in financing activities	(240,383)	(64,556)
Impact of exchange rate changes on cash	(1,975)	-
Net increase (decrease) in cash and cash equivalents	19,605	(2,101)
Cash and cash equivalents- Beginning of period	139,779	330,007
Cash and cash equivalents- End of period	$159,384	$327,906

Supplemental disclosure of noncash activities:
Leased assets obtained in exchange for new operating lease liabilities	$80,186	$51,190
Accruals for property and equipment	395	580

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

(In thousands except share data)

					Accumulated
	Common	Treasury	Additional		Other
	Stock	Stock	Paid-in	Retained	Comprehensive
	($0.01 par value)	at cost	Capital	Earnings	(Loss) Income	Equity
Balance at December 31, 2020	$389	$(386,669)	$858,414	$876,660	$-	$1,348,794
Net income	-	-	-	59,842	-	59,842
Share-based compensation	-	-	3,111	-	-	3,111
Issuance of 30,284 restricted share awards under long-term equity incentive plan	1	-	(1)	-	-	-
Repurchase of 49,284 shares	-	(9,856)	-	-	-	(9,856)
43,290 shares withheld to pay taxes on employees' equity awards	-	-	(11,480)	-	-	(11,480)
51,915 shares issued upon exercise of stock options	-	-	5,952	-	-	5,952
Balance at March 31, 2021	$390	$(396,525)	$855,996	$936,502	$-	$1,396,363
Net income	-	-	-	90,380	-	90,380
Share-based compensation	-	-	2,266	-	-	2,266
Repurchase of 73,747 shares	-	(14,182)	-	-	-	(14,182)
50 shares withheld to pay taxes on employees' equity awards	-	-	(11)	-	-	(11)
Balance at June 30, 2021	$390	$(410,707)	$858,251	$1,026,882	$-	$1,474,816
Net income	-	-	-	95,435	-	95,435
Share-based compensation	-	-	2,998	-	-	2,998
Issuance of 897 restricted share awards under long-term equity incentive plan	1	-	(1)	-	-	-
Repurchase of 60,105 shares	-	(11,518)	-	-	-	(11,518)
100 shares withheld to pay taxes on employees' equity awards	-	-	(20)	-	-	(20)
Balance at September 30, 2021	$391	$(422,225)	$861,228	$1,122,317	$-	$1,561,711

					Accumulated
	Common	Treasury	Additional		Other
	Stock	Stock	Paid-in	Retained	Comprehensive
	($0.01 par value)	at cost	Capital	Earnings	(Loss) Income	Equity
Balance at December 31, 2021	$391	$(431,030)	$873,031	$1,200,676	$(6,634)	$1,636,434
Net income	-	-	-	114,711	-	114,711
Share-based compensation	-	-	3,727	-	-	3,727
Issuance of 52,940 restricted share awards under long-term equity incentive plan	2	-	(2)	-	-	-
Repurchase of 238,154 shares	-	(50,000)	-	-	-	(50,000)
53,073 shares withheld to pay taxes on employees' equity awards	-	(11,658)	-	-	-	(11,658)
12,269 shares issued upon exercise of stock options	-	-	808	-	-	808
Other comprehensive income, net of tax	-	-	-	-	3,218	3,218
Balance at March 31, 2022	$393	$(492,688)	$877,564	$1,315,387	$(3,416)	$1,697,240
Net income	-	-		143,697	-	143,697
Share-based compensation	-	-	3,334	-	-	3,334
Repurchase of 409,312 shares pursuant to 2022 ASR Agreement	-	(80,050)	(20,000)	-	-	(100,050)
51 shares withheld to pay taxes on employees' equity awards	-	(9)	-	-	-	(9)
5,835 shares issued upon exercise of stock options	-	-	644	-	-	644
Other comprehensive loss, net of tax	-	-	-	-	(2,193)	(2,193)
Balance at June 30, 2022	$393	$(572,747)	$861,542	$1,459,084	$(5,609)	$1,742,663
Net income	-	-	-	153,746	-	153,746
Share-based compensation	-	-	2,611	-	-	2,611
Repurchase of 142,351 shares pursuant to the settlement of the 2022 ASR Agreement	-	(20,000)	20,000	-	-	-
Repurchase of 269,544 shares	-	(49,999)	-	-	-	(49,999)
7,111 shares issued upon exercise of stock options	-	-	576	-	-	576
Other comprehensive loss, net of tax	-	-	-	-	(15,158)	(15,158)
Balance at September 30, 2022	$393	$(642,746)	$884,729	$1,612,830	$(20,767)	$1,834,439

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

We believe the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to state fairly our financial position as of September 30, 2022, our results of operations and comprehensive income for the three and nine months ended September 30, 2022 and 2021, and our cash flows for the nine months ended September 30, 2022 and 2021.  The condensed consolidated balance sheet at December 31, 2021 was derived from our audited financial statements, but does not include all disclosures required by GAAP. We made the material acquisition of DI in October 2021 and it is therefore not included in the comparative periods of three and nine months ended September 30, 2021.

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

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.  REVENUE RECOGNITION

Revenue is disaggregated between our Installation and Specialty Distribution segments and further based on market and product, as we believe this best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.  The following tables present our revenues disaggregated by market (in thousands):

	Three Months Ended September 30,
	2022				2021
	Installation	Specialty Distribution	Elims	Total	Installation	Specialty Distribution	Elims	Total
Residential	$662,005	$245,549	$(54,533)	$853,021	$501,494	$206,951	$(36,018)	$672,427
Commercial	121,051	228,433	(11,068)	338,416	111,406	69,447	(7,523)	173,330
Industrial	-	109,561	-	109,561	-	-	-	-
Net sales	$783,056	$583,543	$(65,601)	$1,300,998	$612,900	$276,398	$(43,541)	$845,757

	Nine Months Ended September 30,
	2022				2021
	Installation	Specialty Distribution	Elims	Total	Installation	Specialty Distribution	Elims	Total
Residential	$1,859,386	$729,787	$(147,962)	$2,441,211	$1,405,837	$602,059	$(106,076)	$1,901,820
Commercial	349,331	677,775	(31,750)	995,356	345,441	199,304	(23,755)	520,990
Industrial	-	307,634	-	307,634	-	-	-	-
Net sales	$2,208,717	$1,715,196	$(179,712)	$3,744,201	$1,751,278	$801,363	$(129,831)	$2,422,810

The following tables present our revenues disaggregated by product (in thousands):

	Three Months Ended September 30, 2022				Three Months Ended September 30, 2021
	Installation	Specialty Distribution	Elims	Total	Installation	Specialty Distribution	Elims	Total
Insulation and accessories	$619,613	$516,214	$(56,368)	$1,079,459	$487,798	$219,441	$(36,406)	$670,833
Glass and windows	60,375	-	-	60,375	46,096	-	-	46,096
Gutters	28,729	48,972	(8,110)	69,591	23,057	40,555	(6,422)	57,190
All other	74,339	18,357	(1,123)	91,573	55,949	16,402	(713)	71,638
Net sales	$783,056	$583,543	$(65,601)	$1,300,998	$612,900	$276,398	$(43,541)	$845,757

	Nine Months Ended September 30, 2022				Nine Months Ended September 30, 2021
	Installation	Specialty Distribution	Elims	Total	Installation	Specialty Distribution	Elims	Total
Insulation and accessories	$1,746,054	$1,514,481	$(153,520)	$3,107,015	$1,383,472	$651,192	$(108,125)	$1,926,539
Glass and windows	168,692	-	-	168,692	136,309	-	-	136,309
Gutters	78,926	146,481	(23,207)	202,200	64,831	103,244	(17,992)	150,083
All other	215,045	54,234	(2,985)	266,294	166,666	46,927	(3,714)	209,879
Net sales	$2,208,717	$1,715,196	$(179,712)	$3,744,201	$1,751,278	$801,363	$(129,831)	$2,422,810

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table represents our contract assets and contract liabilities with customers, in thousands:

	Included in Line Item on	As of
	Condensed	September 30,	December 31,
	Balance Sheets	2022	2021
Contract Assets:
Receivables, unbilled	Receivables, net	$83,232	$71,401

Contract Liabilities:
Deferred revenue	Accrued liabilities	$21,991	$14,310

The aggregate amount remaining on uncompleted performance obligations was $425.5 million as of September 30, 2022. We expect to satisfy the performance obligations and recognize revenue on substantially all of these uncompleted contracts over the next 18 months.

Certain customer contracts contain provisions whereby customers are entitled to withhold an agreed upon percentage of the total contract value until the customer’s project is satisfactorily complete. This amount held back is referred to as retainage and is a common practice in the construction industry. Retainage receivables are classified as trade receivables, which is a component of Receivables, net on our condensed consolidated balance sheets and were $59.8 million and $57.6 million as of September 30, 2022 and December 31, 2021, respectively.

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

In the fourth quarter of 2021, we performed an annual assessment on our goodwill resulting in no impairment and there were no indicators of impairment for the nine months ended September 30, 2022.

Changes in the carrying amount of goodwill for nine months ended September 30, 2022, by segment, were as follows, in thousands:

			Fx		Accumulated
	Gross Goodwill		Translation	Gross Goodwill	Impairment	Net Goodwill
	December 31, 2021	Additions	Adjustment	September 30, 2022	Losses	September 30, 2022
Goodwill, by segment:
Installation	$1,818,872	$8,107	-	$1,826,979	$(762,021)	$1,064,958
Specialty Distribution	892,912	10,585	(2,221)	901,276	-	901,276
Total goodwill	$2,711,784	$18,692	$(2,221)	$2,728,255	$(762,021)	$1,966,234

See Note 12 – Business Combinations for goodwill recognized on acquisitions that occurred during the quarter.

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other intangible assets, net includes customer relationships, non-compete agreements, and trademarks / trade names.  The following table sets forth our other intangible assets, in thousands:

	As of
	September 30,	December 31,
	2022	2021
Gross definite-lived intangible assets	$781,374	$783,843
Accumulated amortization	(150,369)	(99,634)
Net definite-lived intangible assets	$631,005	$684,209

The following table sets forth our amortization expense, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Amortization expense	$16,970	$7,082	$50,809	$20,424

5. LONG-TERM DEBT

The following table reconciles the principal balances of our outstanding debt to our condensed consolidated balance sheets, in thousands:

	As of
	September 30,	December 31,
	2022	2021
3.625% Senior Notes due 2029	$400,000	$400,000
4.125% Senior Notes due 2032	500,000	500,000
Term loan	573,750	596,250
Equipment notes	10,625	17,085
Unamortized debt issuance costs	(18,073)	(20,212)
Total debt, net of unamortized debt issuance costs	1,466,302	1,493,123
Less: current portion of long-term debt	37,367	38,640
Total long-term debt	$1,428,935	$1,454,483

The following table sets forth our remaining principal payments for our outstanding debt balances as of September 30, 2022, in thousands:

	Payments Due by Period
	2022	2023	2024	2025	2026	Thereafter	Total
3.625% Senior Notes	$-	$-	$-	$-	$-	$400,000	$400,000
4.125% Senior Notes	-	-	-	-	-	500,000	500,000
Term loan	7,500	33,750	45,000	48,750	438,750	-	573,750
Equipment notes	2,191	6,325	2,109	-	-	-	10,625
Total	$9,691	$40,075	$47,109	$48,750	$438,750	$900,000	$1,484,375

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

The following table outlines the key terms of our Amendment No. 2 to Credit Agreement (dollars in thousands):

Senior secured term loan facility	$300,000
Additional delayed draw term loan	$300,000

Additional term loan and/or revolver capacity available under incremental facility (a)	$300,000

Revolving facility	$500,000
Sublimit for issuance of letters of credit under revolving facility (b)	$100,000
Sublimit for swingline loans under revolving facility (b)	$35,000

Interest rate as of September 30, 2022	3.52%
Scheduled maturity date	10/7/2026
(a)	Additional borrowing capacity is available under the incremental facility, subject to certain terms and conditions (including existing or new lenders providing commitments in respect of such additional borrowing capacity).
(b)	Use of the sublimits for the issuance of letters of credit and swingline loans reduces the availability under the Revolving Facility.

Interest payable on borrowings under the Credit Agreement is based on an applicable margin rate plus, at our option, either:

●	A base rate determined by reference to the highest of either (i) the federal funds rate plus 0.50 percent, (ii) BofA’s “prime rate,” and (iii) the LIBOR rate for U.S. dollar deposits with a term of one month, plus 1.00 percent; or

●	A LIBOR rate (or a comparable successor rate) determined by reference to the costs of funds for deposits in U.S. dollars for the interest period relevant to such borrowings, subject to a floor of 0%.

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

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes our availability under the Revolving Facility, in thousands:

	As of
	September 30,	December 31,
	2022	2021
Revolving facility	$500,000	$500,000
Less: standby letters of credit	(67,689)	(69,936)
Availability under revolving facility	$432,311	$430,064

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

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Equipment Notes

As of September 30, 2022, the company has outstanding $10.6 million of equipment notes for the purpose of financing the purchase of vehicles and equipment. No equipment notes were issued during the nine months ended September 30, 2022. The Company’s equipment notes each have a five year term maturing from 2023 to 2024 and bear interest at fixed rates between 2.8% and 4.4%.

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

As of September 30, 2022
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

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value on Non-Recurring Basis

Fair value measurements were applied to our long-term debt portfolio.  We believe the carrying value of our term loan approximates the fair market value primarily due to the fact that the non-performance risk of servicing our debt obligations, as reflected in our business and credit risk profile, has not materially changed since we assumed our debt obligations under the Amendment No.2 to Credit Agreement.  In addition, due to the floating-rate nature of our term loan, the market value is not subject to variability solely due to changes in the general level of interest rates as is the case with a fixed-rate debt obligation.  Based on market trades of our 3.625% Senior Notes and our 4.125% Senior Notes close to September 30, 2022 (Level 1 fair value measurement), we estimate the fair value of each in the table below:

	As of September 30, 2022
	Fair Value	Gross Carrying Value
3.625% Senior Notes	$321,000	$400,000
4.125% Senior Notes	$391,250	$500,000

7.  SEGMENT INFORMATION

The following tables set forth our net sales and operating results by segment, in thousands:

	Three Months Ended September 30,
	2022	2021	2022	2021

	Net Sales		Operating Profit (b)
Our operations by segment were (a):
Installation	$783,056	$612,900	$154,236	$105,046
Specialty Distribution	583,543	276,398	88,364	47,162
Intercompany eliminations	(65,601)	(43,541)	(10,806)	(7,590)
Total	$1,300,998	$845,757	231,794	144,618
General corporate expense, net (c)			(8,920)	(10,812)
Operating profit, as reported			222,874	133,806
Other expense, net			(14,864)	(5,437)
Income before income taxes			$208,010	$128,369

	Nine Months Ended September 30,
	2022	2021	2022	2021

	Net Sales		Operating Profit (b)
Our operations by segment were (a):
Installation	$2,208,717	$1,751,278	$406,835	$277,748
Specialty Distribution	1,715,196	801,363	245,534	125,403
Intercompany eliminations	(179,712)	(129,831)	(29,949)	(21,050)
Total	$3,744,201	$2,422,810	622,420	382,101
General corporate expense, net (c)			(28,371)	(24,124)
Operating profit, as reported			594,049	357,977
Other expense, net			(39,833)	(31,862)
Income before income taxes			$554,216	$326,115

(a)	All of our operations are located primarily in the U.S and to a lesser extent Canada.
(b)	Segment operating profit includes an allocation of general corporate expenses attributable to the operating segments which is based on direct benefit or usage (such as salaries of corporate employees who directly support the segment).
(c)	General corporate expense, net includes expenses not specifically attributable to our segments for functions such as corporate human resources, finance, and legal, including salaries, benefits, and other related costs.

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.  INCOME TAXES

Our effective tax rates were 26.1 percent and 25.6 percent for the three and nine months ended September 30, 2022, respectively. The effective tax rates for the three and nine months ended September 30, 2021 were 25.7 percent and 24.7 percent, respectively.  The higher tax rate for the three months ended September 30, 2022, compared to the three months ended September 30, 2021 was due to state tax adjustments and miscellaneous items, partially offset by a decrease in tax expense related to share-based compensation.

A tax benefit of $1.5 million related to share-based compensation was recognized in our condensed consolidated statements of operations as a discrete item in income tax expense for the nine months ended September 30, 2022.

9. NET INCOME PER SHARE

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

Basic and diluted net income per share were computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (in thousands)	$153,746	$95,435	$412,156	$245,658

Weighted average number of common shares outstanding - basic	32,076,285	32,763,311	32,404,275	32,818,145

Dilutive effect of common stock equivalents:
RSAs with service-based conditions	17,175	15,058	14,808	22,044
RSAs with market-based conditions	44,001	115,105	65,677	126,769
RSAs with performance-based conditions	40,995	73,597	48,232	60,595
Stock options	101,364	121,609	110,169	128,442

Weighted average number of common shares outstanding - diluted	32,279,820	33,088,680	32,643,161	33,155,995

Basic net income per common share	$4.79	$2.91	$12.72	$7.49

Diluted net income per common share	$4.76	$2.88	$12.63	$7.41

The following table summarizes shares excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Anti-dilutive common stock equivalents:
RSAs with service-based conditions	15,222	176	14,782	1,607
RSAs with market-based conditions	134	11,065	200	9,235
RSAs with performance-based conditions	14,611	-	7,506	-
Stock options	22,280	24,066	20,581	19,966
Total anti-dilutive common stock equivalents	52,247	35,307	43,069	30,808

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. SHARE-BASED COMPENSATION

Effective July 1, 2015, our eligible employees commenced participation in the 2015 LTIP.  The 2015 LTIP authorizes the Board to grant stock options, stock appreciation rights, restricted shares, restricted share units, performance awards, and dividend equivalents.  All grants are made by issuing new shares and no more than 4.0 million shares of common stock may be issued under the 2015 LTIP.  As of September 30, 2022, we had 1.9 million shares remaining available for issuance under the 2015 LTIP.

Share-based compensation expense is included in selling, general, and administrative expense.  The income tax effect associated with share-based compensation awards is included in income tax expense.  The following table presents share-based compensation amounts recognized in our condensed consolidated statements of operations, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Share-based compensation expense	$2,611	$2,998	$9,673	$8,375
Income tax (expense) benefit	$(56)	$(130)	$1,517	$3,190

The following table presents a summary of our share-based compensation activity for nine months ended September 30, 2022 in thousands, except per share amounts:

	RSAs		Stock Options
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance December 31, 2021	244.4	$119.41	210.5	$32.35	$87.30	$39,692.4
Granted	105.8	$177.36	—	$—	$—	—
Converted/Exercised	(168.1)	$75.65	(25.2)	$27.92	$80.40	$3,183.0
Forfeited/Expired	(10.6)	$223.63	(3.1)	$68.81	$174.76	—
Balance September 30, 2022	171.5	$194.71	182.2	$32.25	$86.79	$15,317.8

Exercisable September 30, 2022 (a)			148.4	$25.71	$69.94	$14,443.4
(a)	The weighted average remaining contractual term for vested stock options is approximately 5.5 years.

Unrecognized share-based compensation expense related to unvested awards is shown in the following table, dollars in thousands:

	As of September 30, 2022
	Unrecognized Compensation Expense on Unvested Awards	Weighted Average Remaining Compensation Expense Period
RSAs	$15,203	1.0
Stock options	677	0.7
Total unrecognized compensation expense related to unvested awards	$15,880

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our RSAs with performance-based conditions are evaluated on a quarterly basis with adjustments to compensation expense based on the likelihood of the performance target being achieved or exceeded.  The following table shows the range of payouts and the related expense for our outstanding RSAs with performance-based conditions, in thousands:

		Payout Ranges and Related Expense
RSAs with Performance-Based Conditions	Grant Date Fair Value	0%	25%	100%	200%
February 17, 2020	$2,526	$0	$632	$2,526	$5,052
February 16, 2021	$2,374	$0	$594	$2,374	$4,748
February 15, 2022	$3,411	$0	$853	$3,411	$6,822

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

The fair values of stock options granted under the 2015 LTIP were calculated using the Black-Scholes Options Pricing Model.  The following table presents the assumptions used to estimate the fair values of stock options granted in 2021. There were no stock options issued in the first nine months of 2022.

2021
Risk free interest rate	0.76%
Expected volatility, using historical return volatility and implied volatility	43.29%
Expected life (in years)	6.0
Dividend yield	0.00%
Estimated fair value of stock options at grant date	$89.59

11. SHARE REPURCHASE PROGRAM

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

On July 26, 2021, our Board authorized the 2021 Repurchase Program, pursuant to which the Company may purchase up to $200.0 million of our common stock.  Share repurchases may be executed through various means including open market purchases, privately negotiated transactions, accelerated share repurchase transactions, or other available means.  The 2021 Repurchase Program does not obligate the Company to purchase any shares and has no expiration date.  Authorization for the 2021 Repurchase Program may be terminated, increased, or decreased by the Board at its discretion at any time.  As of September 30, 2022, the Company has $4.4 million remaining under the 2021 Repurchase Program.

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On February 22, 2019, our Board authorized the 2019 Repurchase Program, pursuant to which the Company may purchase up to $200.0 million of our common stock.  Share repurchases may be executed through various means including open market purchases, privately negotiated transactions, accelerated share repurchase transactions, or other available means.  The 2019 Repurchase Program does not obligate the Company to purchase any shares and has no expiration date.  Authorization for the 2019 Repurchase Program may be terminated, increased, or decreased by the Board at its discretion at any time.  As of September 30, 2022 the Company has utilized all amounts authorized under the 2019 Repurchase Program.

On May 5, 2022, the Company entered into the 2022 ASR Agreement under the 2021 Repurchase Program.  We paid $100 million in exchange for an initial delivery of 409,312 shares of our common stock on May 9, 2022, representing an estimated 80% of the total number of shares we expected to receive under the 2022 ASR Agreement at the time we entered into the agreement.  During the quarter ended September 30, 2022, we received an additional 142,351 shares of our common stock representing the final settlement of the 2022 ASR Agreement. We purchased a total of 551,663 shares of our common stock under the 2022 ASR Agreement at an average price per share of $181.27.

The following table sets forth our share repurchases under the Repurchase Programs during the periods presented. These repurchases closed out the 2019 Share Repurchase Program with the balance repurchased under the 2021 Share Repurchase Program.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Number of shares repurchased	411,895 (a)	60,105	1,059,361	183,136
Share repurchase cost (in thousands)	$50,000	$11,518	$200,050	$35,556

(a) The three months ended September 30, 2022 includes 142,351 shares we received as a final settlement of our 2022 ASR Agreement.

12. BUSINESS COMBINATIONS

Acquiring businesses is a key part of our ongoing strategy to grow our company and expand our market share.  Each acquisition has been accounted for as a business combination under ASC 805, “Business Combinations.”  We incurred no acquisition related costs for the three months ended September 30, 2022 and incurred $2.7 million of acquisition related costs in the three months ended September 30, 2021. Acquisition related costs for the nine months ended September 30, 2022 and 2021 were $1.3 million and $3.4 million, respectively. Acquisition related costs are included in selling, general, and administrative expense in our condensed consolidated statements of operations.  On October 15, 2021, we acquired DI for $1.0 billion and its results of operations and financial position are aggregated within our Specialty Distribution segment.

The table below provides a summary as of September 30, 2022 for the businesses acquired during the nine months ended September 30, 2022:

2022 Acquisitions	Date	Cash Paid	Contingent Consideration	Total Purchase Price	Goodwill Acquired
Southwest	1/12/2022	$300	$—	$300	$215
Billings	2/3/2022	7,005	—	7,005	3,313
Green Energy	3/31/2022	1,200	—	1,200	565
Assured	4/7/2022	4,719	500	5,219	3,317
CV	7/21/2022	1,758	—	1,758	946
Total		$14,982	$500	$15,482	$8,356

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As third-party or internal valuations are finalized, certain tax aspects of the foregoing transactions are completed, and customer post-closing reviews are concluded, adjustments may be made to the fair value of assets acquired, and in some cases total purchase price, through the end of each measurement period, generally one year following the applicable acquisition date. To that note, during the nine months ended September 30, 2022, DI’s goodwill increased by $10.7 million primarily as a result of the finalization of purchase price adjustments to acquisition date sales and use tax liabilities, net working capital adjustments, property, plant and equipment, and true-ups to supplier rebate receivables.

The table below represents the final fair value of DI’s assets and liabilities assumed as of September 30, 2022:

Finalized purchase price fair values:
Accounts receivable	145,042
Inventories	133,004
Prepaid and other assets	8,820
Property and equipment	37,562
ROU asset (operating)	66,698
Intangible assets	458,000
Goodwill	450,716
Accounts payable	(68,367)
Lease liabilities	(76,066)
Deferred tax liabilities	(83,590)
All other liabilities	(35,854)
Net assets acquired	$1,035,965

The table below provides a summary as of September 30, 2022 for the businesses acquired during the nine months ended September 30, 2021:

2021 Acquisitions	Date	Cash Paid	Contingent Consideration	Total Purchase Price	Goodwill Acquired
LCR	1/20/2021	$53,700	—	53,700	19,500
ABS	4/5/2021	124,348	—	124,348	54,229
All others	Various	26,977	1,200	28,177	12,001
Total		$205,025	$1,200	$206,225	$85,730

Primarily all of the $8.4 million and $85.7 million of goodwill recorded from acquisitions completed in the nine months ended September 30, 2022 and 2021, respectively, is expected to be deductible for income tax purposes.

13.  ACCRUED LIABILITIES

The following table sets forth the components of accrued liabilities, in thousands:

	As of
	September 30, 2022	December 31, 2021
Accrued liabilities:
Salaries, wages, and commissions	$72,367	$71,664
Insurance liabilities	29,435	24,425
Customer rebates	15,659	15,625
Deferred revenue	21,991	14,311
Employee tax-related liabilities	10,654	12,545
Sales and property taxes	14,552	9,364
Interest payable on long-term debt	3,366	8,798
Other	13,431	19,159
Total accrued liabilities	$181,455	$175,891

See Note 3 – Revenue Recognition for discussion of our deferred revenue balances.

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.  OTHER COMMITMENTS AND CONTINGENCIES

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

Other Matters.  We enter into contracts, which include customary indemnities that are standard for the industries in which we operate.  Such indemnities include, among other things, claims against our builder customers for issues relating to our workmanship.  We generally exclude from our contracts with builder customers indemnity relating to product quality and warranty claims, as we pass such claims directly to the manufacturers of the products we install or distribute.  In conjunction with divestitures and other transactions, we occasionally provide customary indemnities relating to various items including, among others, the enforceability of trademarks, legal and environmental issues, and asset valuations.  We evaluate the probability that we may incur liabilities under these customary indemnities and appropriately record an estimated liability when deemed probable.

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

The following table summarizes our outstanding performance, licensing, insurance and other bonds, in thousands:

	As of
	September 30, 2022	December 31, 2021
Outstanding bonds:
Performance bonds	$153,358	$128,173
Licensing, insurance, and other bonds	24,346	21,792
Total bonds	$177,704	$149,965

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

TopBuild, headquartered in Daytona Beach, Florida, is a leading installer and distributor of insulation and other building products to the U.S. construction industry. We trade on the NYSE under the ticker symbol “BLD.”

We operate in two segments: Installation and Specialty Distribution. Our Installation segment installs insulation and other building products nationwide.  As of September 30, 2022, we had approximately 230 Installation branches located across the United States. We install various insulation applications, including fiberglass batts and rolls, blown-in loose fill fiberglass, blown-in loose fill cellulose, and polyurethane spray foam. Additionally, we install other building products including glass and windows, rain gutters, after paint products, fireproofing, garage doors, and fireplaces. We handle every stage of the installation process, including material procurement supplied by leading manufacturers, project scheduling and logistics, multi-phase professional installation, and installation quality assurance.

Our Specialty Distribution segment sells and distributes building and mechanical insulation, insulation accessories and other building product materials for the residential, commercial, and industrial end markets.  As of September 30, 2022, we had approximately 165 Specialty Distribution branches located across the United States and 18 branches in Canada. Our Specialty Distribution customer base consists of thousands of insulation contractors of all sizes, gutter contractors, weatherization contractors, other contractors, dealers, metal building erectors, and modular home builders. We made the material acquisition of DI in October 2021 and is therefore not included in the comparative periods of three and nine months ended September 30, 2021.

We believe that having both Installation and Specialty Distribution provides us with a number of distinct competitive advantages. First, the combined buying power of our two business segments, along with our scale, strengthens our ties to the major manufacturers of insulation and other building material products. This helps to ensure we are buying competitively and ensures the availability of supply to our local branches and Specialty Distribution centers. The overall effect is driving efficiencies through our supply chain. Second, being a leader in both installation and specialty distribution allows us to reach a broader set of builders and contractors more effectively, regardless of their size or geographic location in the U.S. and Canada, and leverage housing, commercial and industrial construction growth wherever it occurs. Third, during housing industry downturns, many insulation contractors who buy directly from manufacturers during industry peaks return to purchasing through specialty distributors, which helps to reduce our exposure to cyclical swings in our business.

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

THIRD QUARTER 2022 VERSUS THIRD QUARTER 2021

The following table sets forth our net sales, gross profit, operating profit, and margins, as reported in our condensed consolidated statements of operations, in thousands:

	Three Months Ended September 30,
	2022	2021
Net sales	$1,300,998	$845,757
Cost of sales	905,250	595,466
Cost of sales ratio	69.6%	70.4%

Gross profit	395,748	250,291
Gross profit margin	30.4%	29.6%

Selling, general, and administrative expense	172,874	116,485
Selling, general, and administrative expense to sales ratio	13.3%	13.8%

Operating profit	222,874	133,806
Operating profit margin	17.1%	15.8%

Other expense, net	(14,864)	(5,437)
Income tax expense	(54,264)	(32,934)
Net income	$153,746	$95,435
Net margin	11.8%	11.3%

Sales and Operations

Net sales increased 53.8% for the three months ended September 30, 2022, from the comparable period of 2021.  The increase was primarily driven by an increase of 31.2% from our acquisitions, a 13.6% increase due to higher selling prices, and an increase of 9.1% in sales volume.

Gross profit margins were 30.4% and 29.6% for the three months ended September 30, 2022 and 2021, respectively.  Gross profit margin improved primarily due to higher selling prices and higher sales volume, partially offset by material inflation.

Selling, general, and administrative expense, as a percent of sales, was 13.3% and 13.8% for the three months ended September 30, 2022 and 2021, respectively.  The decrease in selling, general, and administrative expense as a percent of sales was driven primarily by higher sales, partially offset by the amortization of intangible assets related to purchase accounting.

Operating margins were 17.1% and 15.8% for the three months ended September 30, 2022 and 2021, respectively. The increase in operating margins was due to higher selling prices and higher sales volume partially offset by material inflation and amortization of intangible assets related to purchase accounting.

Business Segment Results

The following table sets forth our net sales and operating profit margins by business segment, in thousands:

	Three Months Ended September 30,
	2022	2021	Percent Change
Net sales by business segment:
Installation	$783,056	$612,900	27.8%
Specialty Distribution	583,543	276,398	111.1%
Intercompany eliminations	(65,601)	(43,541)
Net sales	$1,300,998	$845,757	53.8%

Operating profit by business segment:
Installation	$154,236	$105,046	46.8%
Specialty Distribution	88,364	47,162	87.4%
Intercompany eliminations	(10,806)	(7,590)
Operating profit before general corporate expense	231,794	144,618	60.3%
General corporate expense, net	(8,920)	(10,812)
Operating profit	$222,874	$133,806	66.6%

Operating profit margins:
Installation	19.7%	17.1%
Specialty Distribution	15.1%	17.1%
Operating profit margin before general corporate expense	17.8%	17.1%
Operating profit margin	17.1%	15.8%

Installation

Sales

Sales in our Installation segment increased $170.2 million, or 27.8%, for the three months ended September 30, 2022, as compared to the same period in 2021.  The increase was due to a 13.8% increase in higher selling prices, a 12.3% increase in sales volume, and a 1.7% increase from our acquisitions.

Operating margins

Operating margins in our Installation segment were 19.7% and 17.1% for the three months ended September 30, 2022 and 2021, respectively.  The increase in operating margins was driven by higher selling prices and sales volume, partially offset by material inflation.

Specialty Distribution

Sales

Sales in our Specialty Distribution segment increased $307.1 million, or 111.1%, for the three months ended September 30, 2022, as compared to the same period in 2021. Of the 111.1% increase, acquisitions accounted for 92.4%, 13.0% was due to higher selling prices and 5.7% was from an increase in sales volume.

Operating margins

Operating margins in our Specialty Distribution segment were 15.1% and 17.1% for the three months ended September 30, 2022 and 2021, respectively.  The decrease in operating margins was partially driven by the amortization of intangible assets related to purchase accounting and material inflation partially offset by higher selling prices and higher sales volume.

OTHER ITEMS

Other expense, net

Other expense, net, was $14.9 million and $5.4 million for the three months ended September 30, 2022 and 2021, respectively. The change primarily related to interest expense, which increased by $9.0 million for the three months ended September 30, 2022, as compared to the same period in 2021.  This increase was due to higher long-term debt balances during the three months ended September 30, 2022, including the balance on the 4.125% Senior Notes which were issued in the fourth quarter of 2021 to finance the acquisition of DI and higher interest rates on borrowings under the Credit Agreement.

Income tax expense

Income tax expense was $54.3 million, an effective tax rate of 26.1 percent, for the three months ended September 30, 2022, compared to $32.9 million, an effective tax rate of 25.7 percent, for the comparable period in 2021.  The tax rate for the three months ended September 30, 2022, was higher due to state tax adjustments and miscellaneous items, partially offset by a decrease in tax expense related to share-based compensation.

FIRST NINE MONTHS 2022 VERSUS FIRST NINE MONTHS 2021

The following table sets forth our net sales, gross profit, operating profit, and margins, as reported in our condensed consolidated statements of operations, in thousands:

	Nine Months Ended September 30,
	2022	2021
Net sales	$3,744,201	$2,422,810
Cost of sales	2,633,155	1,731,581
Cost of sales ratio	70.3%	71.5%

Gross profit	1,111,046	691,229
Gross profit margin	29.7%	28.5%

Selling, general, and administrative expense	516,997	333,252
Selling, general, and administrative expense to sales ratio	13.8%	13.8%

Operating profit	594,049	357,977
Operating profit margin	15.9%	14.8%

Other expense, net	(39,833)	(31,862)
Income tax expense	(142,060)	(80,457)
Net income	$412,156	$245,658
Net margin	11.0%	10.1%

Sales and Operations

Net sales increased 54.5% for the nine months ended September 30, 2022, from the comparable period of 2021.  The increase was primarily driven by a 33.8% impact from our acquisitions, a 15.0% increase due to higher selling prices and a 5.8% increase in sales volume.

Gross profit margins were 29.7% and 28.5% for the nine months ended September 30, 2022 and 2021, respectively.  Gross profit margin improved primarily due to higher selling prices and higher sales volume partially offset by an increase in cost of material.

Selling, general, and administrative expense, as a percent of sales, was 13.8% for both the nine months ended September 30, 2022 and 2021.  Selling, general, and administrative expense as a percent of sales remained flat to the prior year as the impact of higher selling prices was offset by was the amortization of intangible assets related to purchase accounting and increased insurance costs.

Operating margins were 15.9% and 14.8% for the nine months ended September 30, 2022 and 2021, respectively. The increase in operating margins was due to higher selling prices and volume, partially offset by an increase in cost of material and the amortization of intangible assets related to purchase accounting.

Business Segment Results

The following table sets forth our net sales and operating profit margins by business segment, in thousands:

	Nine Months Ended September 30,
	2022	2021	Percent Change
Net sales by business segment:
Installation	$2,208,717	$1,751,278	26.1%
Specialty Distribution	1,715,196	801,363	114.0%
Intercompany eliminations	(179,712)	(129,831)
Net sales	$3,744,201	$2,422,810	54.5%

Operating profit by business segment (a):
Installation	$406,835	$277,748	46.5%
Specialty Distribution	245,534	125,403	95.8%
Intercompany eliminations	(29,949)	(21,050)
Operating profit before general corporate expense	622,420	382,101	62.9%
General corporate expense, net (b)	(28,371)	(24,124)
Operating profit	$594,049	$357,977	65.9%

Operating profit margins:
Installation	18.4%	15.9%
Specialty Distribution	14.3%	15.6%
Operating profit margin before general corporate expense	16.6%	15.8%
Operating profit margin	15.9%	14.8%

Installation

Sales

Sales in our Installation segment increased $457.4 million, or 26.1%, for the nine months ended September 30, 2022, as compared to the same period in 2021.  The increase was due to a 13.7% increase from higher selling prices, a 8.1% increase in sales volume, and a 4.3% impact from our acquisitions.

Operating margins

Operating margins in our Installation segment were 18.4% and 15.9% for the nine months ended September 30, 2022 and 2021, respectively.  The increase in operating margins was driven by higher sales from selling prices and volumes, partially offset by an increase in cost of material.

Specialty Distribution

Sales

Sales in our Specialty Distribution segment increased $913.8 million, or 114.0%, for the nine months ended September 30, 2022, as compared to the same period in 2021.  This increase was due to a 93.5% impact from our acquisitions, a 18.5% increase due to higher selling prices and a 2.1% increase in sales volume.

Operating margins

Operating margins in our Specialty Distribution segment were 14.3% and 15.6% for the nine months ended September 30, 2022 and 2021, respectively.  The decrease in operating margins was driven by the amortization of intangible assets related to purchase accounting and material inflation partially offset by higher selling prices and higher sales volume.

OTHER ITEMS

Other expense, net

Other expense, net, which primarily consisted of interest expense, was $39.8 million and $31.9 million for the nine months ended September 30, 2022 and 2021, respectively.  Interest expense increased by $21.7 million for the nine months ended September 30, 2022, as compared to the same period in 2021.  This increase was due to higher long-term debt balances during the nine months ended September 30, 2022, including the balance on the 4.125% Senior Notes which were issued in the fourth quarter of 2021 to finance the acquisition of DI, and higher interest rates on our borrowings under the Credit Agreement. 2021 was also impacted by a $13.9 million charge incurred to redeem our 5.625% Senior Notes during the nine months ended September 30, 2021.

Income tax expense

Income tax expense was $142.1 million, an effective tax rate of 25.6%, for the nine months ended September 30, 2022 compared to $80.5 million, an effective tax rate of 24.7%, for the comparable period in 2021. The tax rate for the nine months ended September 30, 2022 was higher due to permanent items including share-based compensation.

Cash Flows and Liquidity

Significant sources (uses) of cash and cash equivalents are summarized for the periods indicated, in thousands:

	Nine Months Ended September 30,
	2022	2021
Changes in cash and cash equivalents:
Net cash provided by operating activities	$335,630	$309,505
Net cash used in investing activities	(73,667)	(247,050)
Net cash used in financing activities	(240,383)	(64,556)
Impact of exchange rate changes on cash	(1,975)	-
Net increase (decrease) in cash and cash equivalents	$19,605	$(2,101)

Net cash flows provided by operating activities increased $26.1 million for the nine months ended September 30, 2022, as compared to the prior year period.  Net income was up $166.5 million, or 67.8%, compared with the prior year period, driven by the impact of our acquisitions, higher sales prices and sale volumes.  That increase was largely offset by the impact of higher levels of working capital, also driven by the impact of our acquisitions on accounts receivable, inventories, accounts payable and accrued liabilities.

Net cash used in investing activities was $73.7 million for the nine months ended September 30, 2022, primarily composed of $56.0 million for purchases of property and equipment, mainly vehicles, and $20.5 million for acquisitions.  Net cash used in investing activities was $247.1 million for the nine months ended September 30, 2021, primarily composed of $205.0 million for acquisitions and $42.3 million for purchases of property and equipment, primarily vehicles.

Net cash used in financing activities was $240.4 million for the nine months ended September 30, 2022.  During the nine months ended September 30, 2022, we used $200.0 million for the repurchase of common stock pursuant to the 2021 Repurchase Program, $29.0 million for debt repayments, and $9.7 million net activity related to exercise of share-based incentive awards and stock options.  Additionally, we borrowed and repaid $70 million on our Revolving Facility, all within the second quarter of 2022. Net cash used in financing activities was $64.6 million for the nine months ended September 30, 2021. During the nine months ended September 30, 2021, we used $35.6 million for the repurchase of common stock pursuant to the 2019 Repurchase Program, $16.3 million net payments for redemption of our 5.625% Senior Notes, issuance of our 3.625% Senior Notes, proceeds from the increase in our term loan from our Amended Credit Agreement, and payments on equipment notes, $6.5 million in debt issuance costs as a result of entering into our Amended Credit Agreement and 3.625% Senior Notes, and $5.5 million net activity related to exercise of share-based incentive awards and stock options.

We have access to liquidity through our cash from operations and available borrowing capacity under our Credit Agreement, which provides for borrowing and/or standby letter of credit issuances of up to $500 million under the revolving facility.  Additional information regarding our outstanding debt and borrowing capacity is incorporated by reference from Note 5 – Long-term Debt to our unaudited condensed consolidated financial statements contained in Part 1, Item 1 of this Quarterly Report.

The following table summarizes our liquidity, in thousands:

	As of
	September 30,	December 31,
	2022	2021
Cash and cash equivalents (a)	$159,384	$139,779

Revolving facility	500,000	500,000
Less: standby letters of credit	(67,689)	(69,936)
Availability under revolving facility	432,311	430,064

Total liquidity	$591,695	$569,843

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

We occasionally use performance bonds to ensure completion of our work on certain larger customer contracts that can span multiple accounting periods.  Performance bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed.  We also have bonds outstanding for license and insurance.  Information regarding our outstanding bonds as of September 30, 2022 is incorporated by reference from Note 14 – Other Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

OUTLOOK

We believe a number of macroeconomic factors, including rising interest rates, inflation and the overall health of the economy, are impacting consumer demand for housing.  Although the decreased demand may have a possible impact in the mid-term, we remain cautiously optimistic about the long-term health of the U.S. housing market.

With the acquisition of DI, we have diversified our mix of business and increased our penetration in the commercial and industrial end markets.  These end markets operate on a different cycle than residential housing.  Although these end markets are dealing with higher material costs, labor constraints, and are impacted by economic volatility, our bid activity and backlog remain strong.

OFF-BALANCE SHEET ARRANGEMENTS

We had no material off-balance sheet arrangements during the nine months ended September 30, 2022, other than short-term leases, letters of credit, and performance and license bonds, which have been disclosed in Part 1, Item 1 of this Quarterly report.

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

FORWARD-LOOKING STATEMENTS

Statements contained in this report that reflect our views about future periods, including our future plans and performance, constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by words such as “will,” “would,” “should,” “anticipate,” “expect,” “believe,” “designed,” “plan,” or “intend,” the negative of these terms, and similar references to future periods.  These views involve risks and uncertainties that are difficult to predict and, accordingly, our actual results may differ materially from the results discussed in our forward-looking statements.  We caution you against unduly relying on any of these forward-looking statements.  Our future performance may be affected by events outside of our control affecting the economy or our industry including, but not limited to, the duration and impact of pandemics or similar health emergencies, supply chain disruptions resulting from global events including conflicts, sanctions, or blockades, and economic events affecting affordability or the market at large including inflation and interest rates.  Our future performance may also be affected by conditions or events relating to our business including, but not limited to, our ability to collect receivables from our customers, our reliance on residential new construction, residential repair/remodel, and commercial construction, our reliance on third-party suppliers and manufacturers, our ability to attract, develop, and retain talented personnel and our sales and labor force, our ability to maintain consistent practices across our locations, and our ability to maintain our competitive position.  We discuss the material risks we face under the caption entitled “Risk Factors” in our Annual Report for the year ended December 31, 2021, as filed with the SEC on February 22, 2022, as well as under the caption entitled “Risk Factors” in subsequent reports that we file with the SEC.  Our forward-looking statements in this filing speak only as of the date of this filing.  Factors or events that could cause our actual results to differ may emerge from time to time and it is not possible for us to predict all of them.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements as a result of new information, future events, or otherwise.

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

Interest payable on both the aggregate term loan facility and revolving facility under Amendment No. 2 to Credit Agreement is based on a variable interest rate. As a result, we are exposed to market risks related to fluctuations in interest rates on this outstanding indebtedness. As of September 30, 2022, we had $573.8 million outstanding under our term loan facility, and the applicable interest rate as of such date was 3.52%. Based on our outstanding borrowings under Amendment No. 2 to Credit Agreement as of September 30, 2022, a 100 basis point increase in the interest rate would result in a $5.6 million increase in our annualized interest expense. There was no outstanding balance under the revolving facility as of September 30, 2022.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the most recent fiscal quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding the repurchase of our common stock for the three months ended September 30, 2022, in thousands, except share and per share data:

Period	Total Number of Shares Purchased	Average Price Paid per Common Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2022 - July 31, 2022	-	$-	-	$54,406
August 1, 2022 - August 31, 2022	158,201	$189.39	158,201	$24,445
September 1, 2022 - September 30, 2022 (a)	111,343	$179.97	253,694	$4,406
Total	269,544	$185.50	411,895

______________

(a)	In the one month period ended September 30, 2022, the number of shares purchased as part of publicly announced plans or programs includes 142,351 shares we received as final settlement of our 2022 ASR Agreement. For more information, see Note 11 – Share Repurchase Program to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report, which note is incorporated in this Item 2 by reference.

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

November 1, 2022