Form 10-K
period 2022-12-31
TopBuild Corp
filed 2023-02-23
CIK 1633931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Large accelerated filer   ⌧      Accelerated filer   ◻    Non-accelerated filer    ☐   Smaller reporting company  ◻    Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ◻

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐Yes            ⌧ No

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based on the closing price of $167.16 per share as reported on the New York Stock Exchange on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $5.4 billion.

Number of shares of common stock outstanding as of February 16, 2023:  31,669,260

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2022 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2022, are incorporated by reference into Part III of this Form 10-K.

TOPBUILD CORP.

GLOSSARY

We use acronyms, abbreviations, and other defined terms throughout this Annual Report on Form 10-K, as defined in the glossary below:

Term	Definition
3.625% Senior Notes	TopBuild's 3.625% senior unsecured notes issued March 15, 2021 and due March 15, 2029
4.125% Senior Notes	TopBuild's 4.125% senior unsecured notes issued October 14, 2021 and due February 15, 2032
5.625% Senior Notes	TopBuild's 5.625% senior unsecured notes which were due on May 1, 2026 and redeemed in full on March 15, 2021
2015 LTIP	2015 Long-Term Incentive Program authorizes the Board to grant stock options, stock appreciation rights, restricted shares, restricted share units, performance awards, and dividend equivalents
2022 ASR Agreement	$100 million accelerated share repurchase agreement with Bank of America, N.A.
2019 Repurchase Program	$200 million share repurchase program authorized by the Board on February 22, 2019
2021 Repurchase Program	$200 million share repurchase program authorized by the Board on July 26, 2021
2022 Repurchase Program	$200 million share repurchase program authorized by the Board on July 25, 2022
ABS	American Building Systems, Inc.
Amendment No. 1 to Credit Agreement	Amendment No. 1 to the Credit Agreement dated March 8, 2021
Amendment No. 2 to Credit Agreement	Amendment No. 2 to the Credit Agreement dated October 7, 2021
Amendment No. 3 to Credit Agreement	Amendment No. 3 to the Credit Agreement dated December 9, 2022
Annual Report	Annual report filed with the SEC on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Assured	Assured Insulating Inc.
Board	Board of Directors of TopBuild
BofA	Bank of America, N.A.
Billings	Billings Insulation Service, Inc.
Credit Agreement	Amended and Restated Credit Agreement, dated March 20, 2020, among TopBuild Corp., Bank of America, N.A. as administrative agent, and the other lenders and agents party thereto.
Current Report	Current report filed with the SEC on Form 8-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
DI	DI Super Holdings, Inc.
EBITDA	Earnings before interest, taxes, depreciation, and amortization
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Generally accepted accounting principles in the United States of America
Lenders	Bank of America, N.A., together with the other lenders party to "Credit Agreement"
LCR	L.C.R. Contractors, LLC
LIBOR	London interbank offered rate
Net Leverage Ratio	As defined in the “Credit Agreement,” the ratio of outstanding indebtedness, less up to $100 million of unrestricted cash, to EBITDA
NYSE	New York Stock Exchange
Quarterly Report	Quarterly report filed with the SEC on Form 10-Q pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
ROU	Right of use (asset), as defined in ASC 842
RSA	Restricted stock award
SEC	United States Securities and Exchange Commission
Secured Leverage Ratio	As defined in the “Credit Agreement,” the ratio of outstanding indebtedness, including letters of credit, to EBITDA
SOFR	Secured overnight financing rate
Term Loan	Amendment No. 2 to Credit Agreement provided for a term loan facility in an aggregate principal amount of $600.0 million with a maturity date of October 2026
TopBuild	TopBuild Corp. and its wholly-owned consolidated domestic subsidiaries. Also, the "Company," "we," "us," and "our"

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this Annual Report that reflect our views about future periods, including our future plans and performance, constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by words such as “will,” “would,” “anticipate,” “expect,” “believe,” “designed,” “plan,” “may,” “project,” “estimate” or “intend,” the negative of these terms, and similar references to future periods.  These views involve risks and uncertainties that are difficult to predict and, accordingly, our actual results may differ materially from the results discussed in our forward-looking statements.  We caution you against unduly relying on any of these forward-looking statements.  Our future performance may be affected by the duration and impact of negative macro-economic impacts on the United States economy, specifically with respect to residential, commercial/industrial construction, our ability to collect our receivables from our customers, our reliance on residential new construction, residential repair/remodel, and commercial/industrial construction; our reliance on third-party suppliers and manufacturers; our ability to attract, develop, and retain talented personnel and our sales and labor force; our ability to maintain consistent practices across our locations; our ability to maintain our competitive position; and our ability to realize the expected benefits of our acquisitions.  We discuss the material risks we face under the caption entitled “Risk Factors” in Item 1A of this Annual Report.  Our forward-looking statements in this Annual Report speak only as of the date of this Annual Report.  Factors or events that could cause our actual results to differ may emerge from time to time and it is not possible for us to predict all of them.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements as a result of new information, future events, or otherwise.

PART I

Item 1.  BUSINESS

Overview

TopBuild Corp., headquartered in Daytona Beach, Florida, is a leading installer and specialty distributor of insulation and other building material products to the construction industry in the United States and Canada.  On July 1, 2015, we began trading on the NYSE under the symbol “BLD.”

Segment Overview

We operate in two segments: our Installation segment, which accounts for approximately 59% of our sales, and our Specialty Distribution segment, which accounts for approximately 41% of our sales.

We believe that having both Installation and Specialty Distribution provides us with a number of distinct competitive advantages.  First, the combined buying power of our two business segments, along with our scale, strengthens our ties to the major manufacturers of insulation and other building material products.  This helps to ensure we are buying competitively and ensures the availability of supply to our local branches and distribution centers.   The overall effect is driving efficiencies through our supply chain.  Second, being a leader in both installation and specialty distribution allows us to reach a broader set of builders and contractors more effectively, regardless of their size or geographic location in the U.S. and Canada, and leverage housing and commercial/industrial construction growth wherever it occurs.  Third, during housing industry downturns, many insulation contractors who buy directly from manufacturers during industry peaks return to purchasing through specialty distributors.  As a result, this helps to reduce our exposure to cyclical swings in our business.

Installation

We provide insulation installation services nationwide through our Installation segment which has approximately 230 branches located across the United States.

Various insulation applications we install include:

●	Fiberglass batts and rolls
●	Blown-in loose fill fiberglass
●	Polyurethane spray foam
●	Blown-in loose fill cellulose

In addition to insulation products, which represented 79% of our Installation segment’s sales during the year ended December 31, 2022, we install other building products including glass and windows, rain gutters, afterpaint products, fireproofing, garage doors, and fireplaces.

We handle every stage of the installation process including material procurement supplied by leading manufacturers, project scheduling and logistics, multi-phase professional installation, and installation quality assurance.  The amount of insulation installed in a new home or commercial/industrial building is regulated by various building and energy codes.

Our Installation customer base includes national and regional single-family homebuilders, single-family custom builders, multi-family builders, commercial/industrial general contractors, remodelers, and individual homeowners.

Through our TopBuild Home Services, Inc. subsidiary (“Home Services”) and our Environments for Living® program, we offer services and tools designed to assist builders with applying the principles of building science to new home construction.  We offer pre-construction plan reviews using industry-standard home-energy analysis software, various inspection services, and diagnostic testing.  TopBuild Home Services is one of the top ten Home Energy Rating System Index (HERS) raters in the U.S.

Specialty Distribution

We distribute building and mechanical insulation, insulation accessories, rain gutters and other building product materials for the residential and commercial/industrial end markets through our Specialty Distribution business. Insulation and insulation accessories, primarily fiberglass and spray foam, comprise approximately 89% of our Specialty Distribution sales.  We have approximately 162 distribution centers across the United States and 17 distribution centers in Canada. Our customer base consists of thousands of insulation contractors of all sizes serving a wide variety of residential and commercial/industrial industries, gutter contractors, weatherization contractors, other contractors, dealers, metal building erectors, and modular home builders.

For further information on our segments, see Item 8. Financial Statements and Supplementary Data – Note 8. Segment Information.

Demand for Our Products and Services

Demand for our insulation products and services is driven by new single-family residential and multi-family home construction, commercial/industrial construction, residential remodel and repair activity, commercial/industrial maintenance and repair, and the growing need for more energy efficient homes, commercial structures, and industrial plants.  Being a leader in both insulation installation and specialty distribution allows us to reach a broader set of customers more effectively.  We recognize that competition for the installation and sale of insulation and other building material products occurs in localized geographic markets in the U.S. and Canada, and, as such, our operating model is based on geographically diverse branches that develop and maintain local customer relationships.  At the same time, our dispersed branches benefit from centralized functions such as purchasing, information technology, sales and marketing support, and credit and collections.

Competitive Advantages

The market for the distribution and installation of building product materials is highly fragmented and competitive.  Barriers to entry for local competitors are relatively low, increasing the risk that additional competitors will emerge.  Our ability to maintain our competitive position depends on a number of factors including our scale, sales channels, diversified product lines, operation capabilities and strong local presence.

Scale.  Within our geographic footprint, we provide products and services to each major construction line of business in the U.S. and provide commercial/industrial products in Canada.  Our scale and local market presence combined with our various centralized corporate functions and corporate executive management team, enable us to successfully compete as we:

●	Leverage systems, management, and best practice processes across both our Installation and Specialty Distribution businesses;

●	Provide national and regional home builders and commercial/industrial general contractors with broad geographic reach, while maintaining consistent policies and practices that enable reliable, high-quality products and services across many geographies and building sites;

●	Provide designers and installers of mechanical systems for commercial/industrial buildings, technical knowledge and expertise, and value-add fabrication services;

●	Leverage our strong ties to major manufacturers of insulation and other building products to help ensure we are buying competitively, maintaining our supply to our local branches and distribution centers, and driving efficiencies throughout our supply chain;

●	Provide consistent, customized support and geographic coverage to our customers; and

●	Maintain an operating capacity that allows us to ramp-up rapidly, without major incremental investment, to target forecasted growth in housing starts and construction activity in each of our lines of business throughout the U.S. and Canada.

Two avenues to reach builders and contractors.  We believe that having both installation and specialty distribution businesses provides a number of advantages to reaching our customers and driving share gains.  Our Installation business customer base includes builders of all sizes.  Our branches go to market with the local brands that regional and custom builders recognize and value, and our national footprint is appealing to large builders who value consistency across a broad geography.  Our Specialty Distribution business focuses on selling to small contractors who generally have strong local relationships with smaller custom builders and general contractors, and to industrial general contractors and facilities requiring customized solutions on a recurring basis.  Being a leader in both installation and specialty distribution allows us to more effectively reach a broader set of builder customers and contractors, regardless of their size or geographic location within the U.S. and Canada, and leverage new construction housing, and commercial/industrial growth wherever it occurs.

Diversified lines of business.  In response to the housing downturn in prior years and to mitigate the cyclicality of residential new home construction, we expanded and enhanced our ability to serve the commercial/industrial construction markets.  This included expanding our commercial/industrial operations and sales capacity, adding commercial/industrial product offerings, developing relationships with commercial/industrial general contractors, and building our expertise and reputation for quality service for both light and heavy commercial/industrial construction projects. Although commercial/industrial construction is affected by many of the same macroeconomic and local economic factors that drive residential new construction, commercial/industrial construction has historically followed different cycles than residential new construction.

Strong local presence.  Competition for the installation and sale of insulation and other building material products to builders occurs in localized geographic markets throughout the U.S. and Canada.  Builders and contractors in each local market have different options in terms of choosing among insulation installers and specialty distributors for their projects, and value local relationships, quality, and timeliness.  Our Installation branches are locally branded businesses that are recognized within the communities in which they operate.  Our Specialty Distribution centers service primarily local contractors, lumberyards, retail stores and others who, in turn, service local homebuilders and other customers, while also servicing industrial customers with customized recurring requirements.  Our operating model, in which individual branches and distribution centers maintain local customer relationships, enables us to develop local, long-tenured relationships with these customers, build local reputations for quality, service and timeliness, and provide specialized products and personalized services tailored to a geographic region or customer.  At the same time, our local operations benefit from centralized functions, such as purchasing, information technology, sales support, and credit and collections, and the resources and scale efficiencies of an installation and distribution business that has a presence across the U.S. and Canada.

Unique ability to offset decreases in demand for services with our Specialty Distribution business.  During industry downturns many insulation contractors, who buy directly from manufacturers during industry peaks, return to purchasing through distributors for small, “Less Than Full Truckload” shipments. This tends to drive incremental customers to our Specialty Distribution business, which could offset a decrease in demand for installation services in our Installation business because of a downturn.  We believe that our leadership position in both installation and specialty distribution businesses helps to reduce exposure to cyclical swings in our lines of business.

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

Major Customers

We have a diversified portfolio of customers.  Our top customer accounted for approximately three percent of our total revenues for the year ended December 31, 2022.  Our top ten customers accounted for approximately 12 percent of our total sales in 2022.

Suppliers

Our businesses depend on our ability to obtain an adequate supply of high-quality products and components from manufacturers and other suppliers.  We source the majority of our fiberglass building products from four primary U.S.-based residential fiberglass insulation manufacturers: Knauf, CertainTeed, Johns Manville, and Owens Corning.  Failure by our suppliers to provide us with an adequate supply of high-quality products on commercially reasonable terms, or to comply with applicable legal requirements, could have a material, adverse effect on our financial condition or operating results.  We believe we generally have positive relationships with our suppliers and are in continuous contact and work closely with our suppliers regarding the quality of materials.  Our current business model with material suppliers affords us flexibility in maximizing material purchasing, which is often driven by region, demand, supply, and pricing, without the constraints of exclusivity agreements.

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

Employee Recruiting & Retention

As of December 31, 2022, we had 13,119 employees (excluding contingent workers), of which 7,832 were installers.  Over 800 of our employees are currently covered by 65 collective bargaining agreements that expire on various dates through 2026.  We believe that our relationship with our unions is good.

The residential new construction housing market remained strong through most of 2022, which continued the shortage of construction industry labor.  To attract and retain experienced employees in such a tight labor market, we strive to offer a competitive compensation and benefits program to all our employees that meets their diverse needs, such as tuition reimbursement, career growth, matching 401k contributions, multiple dental and medical plan options, and paid time off, including for entry-level employees.

We take proactive steps to recruit construction labor, led by our Friends and Family Referral Program which we expanded in 2022.  This program has been very successful since its launch in 2020.  In 2022, it led to the hiring and retention of 1,424 installers.  In addition to hiring directly from the local communities in which our branches operate, we partner with organizations that help source talent with diverse backgrounds, including veterans, refugees, and trade school students and graduates.

Voluntary turnover across all employees in 2022 was 33.2%.  As reported by Gallup (August 2022), annual turnover below 40% is considered low in today’s employment environment.  We attribute our effective retention rate to an engaging culture, competitive wages, comprehensive benefits, and positive employee relations.

To build a pipeline of leadership talent, we recruit internally and externally into our Manager in Training program, which fosters development of participants into leaders of our company and high performers in our industry.  The program lasts 12-24 months and participants are supported by our executive management team as they are immersed in all aspects of our operations and directly serve and support our customers and suppliers.  At any time, we have 15-20 employees enrolled in our Manager in Training program and, upon completion of the program, they are promoted into branch leadership roles within our company.  In 2022, more than 50% of those promoted from the Manager in Training program were women.

Diversity and Inclusion

We are taking steps as an employer to embrace and expand diversity and inclusion as part of our culture and talent practices.  As of December 31, 2022, our employees self-identified as 44.8% Hispanic, 37.1% White, 7.8% Black, and 10.3% Other or Undisclosed.  Our employees represent a higher racial diversification in comparison to both the construction industry and the total U.S. workforce, as reported by the Bureau of Labor Statistics (December 2022).  In addition, our workforce female representation as of December 31, 2022, was higher than the U.S. construction industry. Our corporate leadership team (Managers and above) self-identifies as approximately 47% female and 24% non-white or undisclosed.

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

Safety

The success of our business is fundamentally connected to safety.  Safety is one of our core values, is engrained in our culture, and is an important metric in how we measure our success as a company.  A primary responsibility of our employees is to provide a safe environment for their co-workers, our customers, and our suppliers.  To align our team with our safety goals, a portion of our annual incentive compensation for all eligible employees, including our senior leadership, is tied to our safety performance.  While our ultimate goal is to have zero incidents, we set aggressive annual targets based on reductions from prior year performance across each business segment and the company as a whole.  For 2022, the total incident rate safety target for our company was 2.55 and our actual incident rate incurred was 1.92, which significantly beat our target and remained well below the industry average of 3.4 as reported by the Bureau of Labor and Statistics for NAICS 23831 (2021).  Our focus and investment in safety has led to consistent improvement year-over-year, as reflected in the graphs below.

We strive to achieve continuous improvement in safety by providing our employees with ongoing, specialized safety training sessions, information, and programs.  This training commences at hiring, with additional sessions delivered at every branch operation and at our Branch Support Center in Daytona Beach, Florida throughout the year.  During 2022, we assigned each of our employees an average of 17.4 hours of safety training.  In addition, our regional Safety Managers audit both field locations and our Branch Support Center to assess compliance with company policy, practices, and procedures.

We closely monitor injury trends and conduct extensive research to better understand and improve our work environments.  We have realized continuous improvement in our safety performance year-over-year as indicated in the graphs below.  In 2022, our total incident rate improved by over 25% against prior year to 1.92 per the OSHA guidelines with no fatalities, and our lost time case rate of 0.56 remains below industry average of 1.5 as reported by the Bureau of Labor and Statistics for NAICS 23831 (2021) and has continually improved.  Our incident rate does not include the impact of acquired companies in the year of acquisition or potential work-related COVID-19 exposures.

Community Involvement

TopBuild has a long-standing commitment to service in our communities.  We provided ongoing support to a number of national and local charitable organizations in 2022, including:

Habitat For Humanity. One of our most impactful partnerships is Habitat for Humanity.  Our annual fundraiser raised $650,000 in 2022, increasing the total raised to over $2.6M over the past 6 years with this event.  In addition to monetary donations to Habitat for Humanity, our teams in the field support families on their journey towards home ownership by donating material, volunteering their time at local Habitat Builds, and attending dedication ceremonies, where the impacts of living our core values of Unity and Community are truly seen and felt.

The Salvation Army. We continued to sponsor the Salvation Army’s Angel Tree initiative, which provides new clothing and toys to families in need each year during the holiday season.

The NASCAR Foundation. We continued our partnership with the NASCAR foundation and expanded our sponsorship commitment to fund and build playsets for pediatric cancer patients.

Payit4ward. We sponsored Payit4ward’s annual summer Back to School Drive for the 5th year running, which provided supplies and backpacks to over 3,000 children.

The American Red Cross. We regularly donate to the American Red Cross, helping to ensure they have the necessary funding throughout the year to assist families recovering from natural disasters.  In 2022, TopBuild matched employee giving and donated more than $35,000 for those affected by hurricanes Ian and Nicole.

Our people are our most valuable resources, and together with our affiliate partnerships, we remain committed to supporting and improving the communities where we live and work.

Employee Feedback

Employee engagement is important to us as we continue to establish and develop our initiatives to create a positive employee experience.  In 2022, we added new hire and exit surveys and use their feedback to continually improve our offerings and communication.  Additionally, we conduct an all-employee survey bi-annually, most recently in 2021, and 62% of our employees responded.  Our engagement index score was 84%.  This score is made up of key questions related to pride in the company, sense of accomplishment, and intent to stay.  We shared the results with our leadership at all levels and locations and with our Board.  The leaders reviewed areas of satisfaction and dissatisfaction and continue to work with their teams to prioritize actions and activities in response.  Overall areas of strength include employee perception of a solid culture of safety within our company and satisfaction with our company’s direction and culture.

Executive Officers

Set forth below is information about our executive officers. There are no family relationships among any of the officers named below.

Robert M. Buck, age 53

●	Chief Executive Officer and President since January 1, 2021
●	President and Chief Operating Officer from June 2015 – December 2020
●	Group Vice President of Masco from 2014 – June 2015, responsible for the Installation and Other Services Segment consisting of both Masco Contractor Services and Specialty Distribution
●	President of Masco Contractor Services from 2009 – 2014

Joseph M. Viselli, age 55

●	Vice President and Chief Operating Officer since October 2022
●	Senior Vice President and General Manager of Distribution International from June 2020 – October 2022
●	Senior Vice President and General Manager of Silvercote from June 2019 – October 2022
●	General Manager of Silvercote and Senior Vice President of Knauf Insulation from February 2017 – June 2019

Robert M. Kuhns, age 49

●	Vice President and Chief Financial Officer since March 2022
●	Vice President, Controller from July 2018 – March 2022
●	Senior Director, Assistant Corporate Controller of Mohawk Industries, Inc. from July 2015 – July 2018
●	Senior Director, International Finance of Mohawk Industries, Inc. from March 2013 – July 2015

Luis F. Machado, age 60

●	Vice President, General Counsel and Corporate Secretary since August 2020
●	Vice President, General Counsel and Secretary of CTS Corporation from 2015 – August 2020
●	Senior Vice President, Legal, and Assistant Secretary of L Brands, Inc. from 2010 – 2015

Jennifer J. Shoffner, age 50

●	Chief Human Resources Officer since August 2020
●	Vice President, Talent Management from February 2020 – August 2020
●	Vice President, Human Resources of Liberty Hardware, a Masco Company, from 2006 – 2011 and 2013 – January 2020

Steven P. Raia, age 67

●	President, TruTeam Operations since March 2019
●	Senior Vice President of Operations, from November 2015 – March 2019
●	Various operations management and roles in insulation businesses prior to 2015

Robert J. Franklin, age 63

●	President, Specialty Distribution since October 2022
●	President, Service Partners Operations from September 2019 to October 2022
●	Vice President of Operations, TruTeam from 2017 – September 2019
●	Regional Leader, TruTeam from 2015 – 2016
●	Various operations management and roles in insulation businesses prior to 2015

Legislation and Regulation

We are subject to U.S. and Canadian federal, state, provincial, and local laws and regulations, particularly those pertaining to health and safety (including protection of employees and consumers), labor standards/regulations, contractor licensing, and environmental issues.  In addition to complying with currently effective legal requirements and preparing for proposed future requirements, even more stringent legal requirements could eventually be imposed on our industries.  Additionally, some of our products and services require certification by industry or other organizations. Maintaining compliance with potentially changing legal requirements and industry standards may require us to alter our specialty distribution and installation processes and our sourcing, which could adversely impact our business.  Further, as discussed in our Item 1A (Risk Factors), if we do not effectively and timely comply with legal requirements and industry standards, our operating results could be negatively affected.

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

Issues with product quality or performance could negatively impact our business.

Our business depends on high-quality products from manufacturers and other suppliers, and issues with the quality or performance of such products could negatively impact our business.  While we are generally indemnified by our manufacturers and suppliers for claims relating to the quality of their products, our business could be negatively impacted by product quality or performance issues, including exposure to legal claims and regulatory proceedings and damage to our reputation.

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

Risks Relating to Events Beyond Our Control

A decline in general economic conditions could materially reduce demand for our services or the products that we distribute.

Demand for our products and services depends heavily on the operating level of our customers and the economic factors that affect them, including general economic conditions. In a recession or economic downturn, our customers may materially reduce construction activities because of lower consumer demand, which in turn will decrease their need for our services and the products that we distribute. Volatile economic and credit conditions also make it more difficult for our customers to forecast and plan future business activities and may prevent them from ordering our products or services as frequently or in the quantities they otherwise would. We may experience materially adverse impacts to our business because of any economic recession or slowing in the rate of growth.

An epidemic, pandemic, or similar serious public health issue (such as COVID-19), and the measures undertaken by governmental authorities to address it, may cause business and market disruptions, impacting demand for our services or the products we distribute, our ability to provide services, or our results of operations or financial condition.

The spread of highly infectious or contagious diseases (such as COVID-19) could cause quarantines, business shutdowns, reduction in business activity and financial transactions, labor shortages, supply chain interruptions, and overall economic and financial market instability, all of which may impact general economic conditions or consumer confidence. To the extent that economic activity, business conditions, and the industries in which we operate deteriorate as a result of such disruptions, we would expect to experience an adverse impact on demand for our services and the products we distribute, our ability to provide services, or our results of operations or financial condition.

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

Changes in employment and immigration laws and regulations may adversely affect our business.

Various federal and state labor laws and regulations govern the relationship with our employees and impact operating costs.  These laws include:

●	employee classification as exempt or non-exempt for overtime and other purposes;

●	workers’ compensation rates;

●	immigration status;

●	mandatory health benefits;

●	tax reporting; and

●	other wage and benefit requirements.

We have a significant exposure to changes in laws governing our relationships with our employees, including wage and hour laws and regulations, fair labor standards, minimum wage requirements, overtime pay, unemployment tax rates, workers’ compensation rates, citizenship requirements, payroll taxes, and the enforcement of non-competition agreements, as well as vaccination and testing mandates which may be imposed in connection with the occurrence of pandemic or health concerns, which changes would have a direct impact on our operating costs.  Significant additional government-imposed increases in the preceding areas could have a material adverse effect on our business, financial condition, and results of operations.

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

Approximately 800 of our employees are currently covered by collective bargaining or other similar labor agreements that expire on various dates through 2026.  Any inability by us to negotiate collective bargaining arrangements could cause strikes or other work stoppages, and new contracts could result in increased operating costs.  If any such strikes or other work stoppages occur, or if other employees become represented by a union, we could experience a disruption of our operations and higher labor costs.  Further, if a significant number of additional employees were to unionize, including in the wake of any future legislation or regulation that makes it easier for employees to unionize, these risks would increase.  In addition, certain of our suppliers have unionized work forces, and certain of the products we install and/or distribute are transported by unionized truckers.  Strikes, work stoppages, or slowdowns could result in slowdowns or closures of facilities where the products that we install and/or distribute are manufactured, or could affect the ability of our suppliers to deliver such products to us.  Any interruption in the production or delivery of these products could delay or reduce availability of these products and increase our costs.

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

We are subject to national, state, provincial, and local government regulations, particularly those pertaining to health and safety, including protection of employees and consumers, employment laws, including immigration and wage and hour regulations, contractor licensing, data privacy, cybersecurity, and climate and environmental issues.  In addition to complying with current requirements, even more stringent requirements are under review by the Securities and Exchange Commission and other governmental authorities which could be imposed in the future.  Compliance with these regulations and industry standards is costly and may require us to invest additional resources into our compliance infrastructure, thereby increasing our cost structure.  We may also be required to alter our installation and distribution processes, product sourcing, or business practices, which could make recruiting and retaining labor in a tight labor market more challenging.   If we do not effectively and timely comply with such regulations and industry standards, our results of operations could be negatively affected, and we could become subject to substantial penalties or other legal liability.

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

Risks Relating to the Industry in Which We Operate

Our business relies on residential new construction, commercial construction and industrial manufacturing activity, and to a lesser extent on residential repair/remodel, all of which are cyclical.

Demand for our services is cyclical and highly sensitive to general macroeconomic and local economic conditions over which we have no control.  Macroeconomic and local economic conditions, including consumer confidence levels, fluctuations in home prices, unemployment and underemployment levels, income and wage growth, student loan debt, household formation rates, mortgage tax deduction limits, the age and volume of the housing stock, the availability of home equity loans and mortgages and the interest rates for such loans, and other factors, affect consumers’ discretionary spending on both residential new construction projects and residential repair/remodel activity.  The commercial and industrial construction markets are affected by macroeconomic and local economic factors including, but not limited to, general economic conditions, cost of financing, credit availability, material costs, labor rates, vacancy and absorption rates, manufacturing capacity and demand, technological advancements, foreign and domestic competition, and import and export activity.  Changes or uncertainty regarding these and similar factors could adversely affect our results of operations and our financial position.

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

FCPA Risk

We may face risks associated with violations of the Foreign Corrupt Practices Act (“FCPA”) and similar anti-bribery laws. The FCPA and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business.  Our Code of Ethics mandates compliance with these anti-bribery laws.  We cannot assure you that our internal controls and procedures will always protect us from the detrimental actions of our employees or agents.  If we are found to be liable for FCPA violations (either due to our own acts or inadvertence or due to the acts or inadvertence of others), we could suffer from criminal or civil penalties or other sanctions, which could have a material adverse effect on our business.

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

We have significant goodwill and other intangible assets related to business combinations on our balance sheet.  The valuation of these assets is largely dependent upon the expectations for future performance of our businesses.  Expectations about the growth of residential new construction, commercial/industrial construction, residential repair/remodel activity, and the utilization of industrial facilities, may impact whether we are required to recognize noncash, pretax impairment charges for goodwill and other indefinite lived intangible assets, or other long-lived assets.  If the value of our goodwill, other intangible assets, or long-lived assets is further impaired, our earnings and stockholders’ equity would be adversely affected and may impact our ability to raise capital in the future.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

We operate approximately 230 Installation branch locations and approximately 180 Specialty Distribution centers in the United States and Canada, most of which are leased.  Our 65,700 square foot Branch Support Center is leased and located at 475 North Williamson Boulevard in Daytona Beach, FL 32114.  This lease expires in June 2029, assuming no exercise of any options set forth in the lease.  We believe that our facilities have sufficient capacity and are adequate for our installation and specialty distribution requirements.

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

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders of our Common Stock.  Our common stock is traded on the NYSE under the symbol “BLD”.  As of February 16, 2023, there were approximately 1,590 holders of our issued and outstanding common stock.

Dividends.  No dividends were paid during the years ended December 31, 2022 and 2021. Our Credit Agreement, in certain circumstances, limits the amount of dividends we may distribute.  We do not anticipate declaring cash dividends to holders of our common stock in the foreseeable future.

Issuer Purchases of Equity Securities.  We have $154.4 million of shares remaining under for repurchase under our 2022 Share Repurchase Program. The following table provides information regarding the repurchase of our common stock for the three months ended December 31, 2022, in thousands, except share and per share data:

Period	Total Number of Shares Purchased	Average Price Paid per Common Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2022 - October 31, 2022	-	-	-	$204,406
November 1, 2022 - November 30, 2022	331,306	$150.92	331,306	$154,406
December 1, 2022 - December 31, 2022	-	-	-	$154,406
Total	331,306	$150.92	331,306

Excluded from this disclosure are shares repurchased to settle statutory employee tax withholdings related to the vesting of stock awards.

Performance Graph and Table. The following graph and table compare the cumulative total return of our common stock for the five-year period beginning January 1, 2018, through December 31, 2022, with the total cumulative return of the Russell 2000 Index, the Standard & Poor’s 500 Index, and the Standard & Poor’s 1500 Building Products Index. The graph and table assume an initial investment of $100 in our common stock and each of the three indices at the opening of business on January 1, 2018, and reinvestment of dividends.

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
TopBuild Corp.	$59	$136	$243	$364	$207
Standard & Poor's 500 Index	$94	$120	$140	$178	$144
Russell 2000 Index	$88	$108	$129	$146	$115
Standard & Poor's 1500 Building Products Index	$78	$111	$142	$209	$160

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

In this section, we generally discuss the results of our operations for the year ended December 31, 2022 compared to the year ended December 31, 2021. For a discussion of the year ended December 31, 2021 to the year ended December 31, 2020, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 22, 2022, which discussion is hereby incorporated herein by reference.

Executive Summary

We are a leading installer and specialty distributor of insulation and related building material products to the construction industry in the United States and Canada.  Demand for our products and services is driven primarily by residential and commercial/industrial construction and by industrial manufacturing activity.  A number of local and national factors influence activity in each of our lines of business, including demographic trends, interest rates, employment levels, business investment, supply and demand for housing, availability of credit, foreclosure rates, consumer confidence, and general economic conditions.

The core of our business is inherently environmentally friendly.   The insulation we install and distribute drives thermal efficiency, lowers energy usage, and reduces carbon emissions.  We are a leader in delivering these benefits for new and existing homes and commercial/industrial facilities across the United States and Canada.

Strategy

We are a leading installer and specialty distributor of insulation for the residential and commercial/industrial end markets in the United States and Canada.  We also distribute a range of other related building material products including gutters, garage doors, windows, and glass. We are committed to creating long-term value for all stakeholders – employees, customers, suppliers, and investors. Our core values include:

●	Safety – We put the safety of our people first.
●	Integrity – We deliver results with integrity, respect, and accountability.
●	Focus – We are customer-focused, grounded in strong relationships.
●	Innovation – We are continuously improving and encourage idea sharing.
●	Unity – We are united as one team, valuing diversity.
●	Community – We make a difference in the communities we serve.
●	Empowerment – We are empowered to be our best, individually and as a team.

Our strategy is focused on growth and productivity including:

●	Attracting and retaining top talent
●	Leveraging technology to streamline processes;
●	Expanding our business and market share in the residential and commercial/industrial end-markets;
●	Acquiring strategically aligned businesses;
●	Driving operational efficiencies throughout the business.

Our operating results depend heavily on residential new construction activity and, to a lesser extent, on commercial/industrial construction and industrial manufacturing activity, all of which are cyclical.  We are also dependent on third-party suppliers and manufacturers providing us with an adequate supply of high-quality products.

Material Trends in Our Business

We recognize that there is uncertainty around the economy as the Federal Reserve seeks to slow inflation by raising interest rates.  Higher interest rates and overall inflation have led to many consumers being priced out of the housing market as evidenced by our homebuilders reporting higher cancellation rates, declining order volumes, and decreasing housing starts in the second half of 2022. The backlog of houses under construction supported our sales through the back half of 2022 and we anticipate that trend to continue into the second quarter of 2023 for single family homes and into the fourth quarter of 2023 for multi-family homes.  We remain optimistic about the long-term fundamentals of the U.S. housing market and believe that when mortgage rates eventually stabilize consumer demand will rebound.

The commercial/industrial end-markets are showing mixed signals, in part due to higher interest rates.  However, our bidding and order activity remains strong and we remain optimistic about the long-term fundamentals for these markets as well.

Seasonality

Sales across our end markets are typically slower during the winter months due to lower construction activity.

Results of Operations

We report our financial results in conformity with GAAP.

The following table sets forth our net sales, gross profit, operating profit, and margins, as reported in our Consolidated Statements of Operations, in thousands:

	Year Ended December 31,
	2022	2021
Net sales	$5,008,744	$3,486,207
Cost of sales	3,522,025	2,511,818
Cost of sales ratio	70.3%	72.1%

Gross profit	1,486,719	974,389
Gross profit margin	29.7%	27.9%

Selling, general, and administrative expense	689,555	497,970
Selling, general, and administrative expense to sales ratio	13.8%	14.3%

Operating profit	797,164	476,419
Operating profit margin	15.9%	13.7%

Other expense, net	(55,029)	(42,976)
Income tax expense	(186,146)	(109,427)
Net income	$555,989	$324,016
Net margin	11.1%	9.3%

Comparison of the Years Ended December 31, 2022 and December 31, 2021

Sales and Operations

Net sales for 2022 increased 43.7 percent, or $1.5 billion, to $5.0 billion.  The increase was driven by a 24.9 percent increase in sales from acquisitions, 13.4 percent impact from higher selling prices, and a 5.4 percent increase in sales volume.

Our gross profit margins were 29.7 percent and 27.9 percent for 2022 and 2021, respectively.  Gross profit margin improved primarily due to higher selling prices, higher sales volume, and productivity initiatives partially offset by an increase in cost of material.

Selling, general, and administrative expenses as a percentage of sales were 13.8 percent and 14.3 percent for 2022 and 2021, respectively.  Decreased selling, general, and administrative expense as a percent of sales was primarily the result of higher sales, partially offset by higher amortization of intangible assets related to purchase accounting and acquisition integration costs.

Operating margins were 15.9 percent and 13.7 percent for 2022 and 2021, respectively.  The increase in operating margins related to higher selling prices, higher sales volume, and productivity initiatives, partially offset by an increase in cost of material, and higher amortization of intangible assets related to purchase accounting and acquisition integration costs.

Other Expense, Net

Other expense, net, which primarily consists of interest expense, increased $12.1 million to $55.0 million in 2022 compared with 2021.  The increase is primarily related to increased average debt outstanding in 2022 and higher interest rates on our Term Loan, partially offset by increased interest income.

Income Tax Expense

Our effective tax rate decreased from 25.2 percent in 2021 to 25.1 percent in 2022.  The lower 2022 rate is primarily related to a decrease in non-deductible items offset by a decrease in the benefit related to share-based compensation.

2022 and 2021 Business Segment Results

The following table sets forth our net sales and operating profit information by business segment, in thousands:

	Year Ended December 31,
	2022	2021	Percent Change
Net sales by business segment:
Installation	$2,969,978	$2,378,401	24.9%
Specialty Distribution	2,278,261	1,287,176	77.0%
Intercompany eliminations	(239,495)	(179,370)
Net sales	$5,008,744	$3,486,207	43.7%

Operating profit by business segment (a):
Installation	$548,795	$383,722	43.0%
Specialty Distribution	326,226	169,368	92.6%
Intercompany eliminations	(39,839)	(29,653)
Operating profit before general corporate expense	835,182	523,437	59.6%
General corporate expense, net (b)	(38,018)	(47,018)
Operating profit	$797,164	$476,419	67.3%

Operating profit margins:
Installation	18.5%	16.1%
Specialty Distribution	14.3%	13.2%
Operating profit margin before general corporate expense	16.7%	15.0%
Operating profit margin	15.9%	13.7%
(a)	Segment operating profit includes an allocation of general corporate expenses attributable to the operating segments which is based on direct benefit or usage (such as salaries of corporate employees who directly support the segment).
(b)	General corporate expense, net includes expenses not specifically attributable to our segments for functions such as corporate human resources, finance and legal, including salaries, benefits, and other related costs.

2022 and 2021 Business Segment Results Discussion

Changes in operating profit margins in the following business segment results discussion exclude general corporate expense, net in 2022 and 2021, as applicable.

Installation

Sales

Sales increased $591.6 million, or 24.9 percent, in 2022 compared to 2021.  Sales increased 12.2 percent due to higher selling prices, 9.2 percent from higher sales volume and 3.4 percent from acquisitions.

Operating Results

Operating margins in the Installation segment were 18.5 percent and 16.1 percent for 2022 and 2021, respectively.  The increase in operating margin was driven by higher selling prices, higher sales volume, and productivity initiatives, partially offset by an increase in cost of material.

Specialty Distribution

Sales

Sales increased $991.1 million, or 77.0 percent, in 2022 compared to 2021.  Sales increased 61.8 percent from acquisitions, 15.8 percent due to higher selling prices partially offset by a slight decrease in volume of 0.6 percent.

Operating Results

Operating margins in the Specialty Distribution segment were 14.3 percent and 13.2 percent for 2022 and 2021, respectively.  The increase in operating margin was driven primarily by higher selling prices and productivity initiatives, partially offset by higher amortization of intangible assets related to purchase accounting.

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

The following table summarizes our total liquidity, in thousands:

	As of
	December 31,	December 31,
	2022	2021
Cash and cash equivalents (a)	$240,069	$139,779

Revolving facility	500,000	500,000
Less: standby letters of credit	(67,689)	(69,936)
Availability under revolving facility	432,311	430,064

Total liquidity	$672,380	$569,843
(a)	Our cash and cash equivalents consist of AAA-rated money market funds as well as cash held in our demand deposit accounts.

We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to support our ongoing operations and known contractual obligations including funding our debt service requirements, capital expenditures, lease obligations and working capital needs for at least the next twelve months. We also have adequate liquidity to maintain off-balance sheet arrangements for short-term leases, letters of credit, and performance and license bonds. See Item 8. Financial Statements and Supplementary Data of this Annual Report for related disclosures.

Cash Flows

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the periods indicated, in thousands:

	Year Ended December 31,
	2022	2021
Changes in cash and cash equivalents:
Net cash provided by operating activities	$495,801	$403,025
Net cash used in investing activities	(93,907)	(1,322,245)
Net cash (used in) provided by financing activities	(300,073)	729,007
Impact of exchange rate changes on cash	(1,531)	(15)
Net increase (decrease) in cash and cash equivalents	$100,290	$(190,228)

Net cash flows provided by operating activities increased $92.8 million for the year ended December 31, 2022, as compared to December 31, 2021.  Net income was up $231.9 million, or 71.6%, compared with the prior year period, driven by the impact of our acquisitions, higher sales prices and sale volumes.  That increase was largely offset by the impact of higher levels of working capital, particularly receivables and inventory.

Net cash used in investing activities was $93.9 million for the year ended December 31, 2022, primarily comprised of $76.4 million for purchases of property and equipment (primarily vehicles, equipment and computer hardware and software), as well as $20.5 million for acquisitions. Net cash used in investing activities was $1,322.2 million for the year ended December 31, 2021, primarily comprised of $1,267.1 million for acquisitions and $55.5 million for purchases of property and equipment, primarily vehicles.

Net cash used in financing activities was $300.1 million for the year ended December 31, 2022. During the year ended December 31, 2022, we used $250.0 million for the repurchase of common stock, $38.7 million for debt repayments, and $9.7 million net activity related to exercise of share-based incentive awards and stock options.  Additionally, we borrowed and repaid $70 million on our Revolving Facility, all within the second quarter of 2022. Net cash provided by financing activities was $729.0 million for the year ended December 31, 2021. Cash increased by $1,218.8 million from proceeds received on Amendment No. 1 to Credit Agreement as well as the 4.125% Senior Notes issuance used to fund the acquisition of DI. These increases were partially offset by repayments of $433.1 million including $400.0 million to redeem our 5.625% Senior Notes and payments on our term loan and equipment notes as well as $15.0 million used for debt issuance costs related to Amendment No. 1 to Credit Agreement as well as the 4.125% Senior Notes issuance.  Additionally, we used $35.6 million for the repurchase of common stock as well as $5.5 million net activity related to exercise of share-based incentive awards and stock options.

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

We perform our annual impairment testing of goodwill in the fourth quarter of each year, or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. When assessing goodwill for impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. If we conclude otherwise, then no further action is taken. We also have the option to bypass the qualitative assessment and only perform a quantitative assessment. For the year ended December 31, 2022, we performed a quantitative assessment.

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

When necessary, an impairment loss is recognized to the extent that a reporting unit’s recorded goodwill exceeds its fair value. In the fourth quarters of 2022 and 2021, we performed an assessment on our goodwill and determined that the estimated fair value of each reporting unit substantially exceeded its carrying value at December 31, 2021, and therefore the goodwill was not impaired.

We did not recognize any impairment charges for goodwill for the years ended December 31, 2022, 2021, and 2020. As of December 31, 2022, net goodwill reflected $762.0 million of accumulated impairment losses, relating primarily to impairment charges taken in 2008-2010 following the substantial decrease in U.S. housing starts after the financial crisis of 2007-2008.

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

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have a Term Loan outstanding with a principal balance of $566.3 million and a revolving facility with an aggregate borrowing capacity of $500.0 million. We also have outstanding 3.625% Senior Notes with an aggregate principal balance of $400.0 million and 4.125% Senior Notes with an aggregate principal balance of $500.0 million.  The 3.625% Senior Notes and 4.125% Senior Notes bear a fixed rate of interest and therefore are excluded from the calculation below as they are not subject to fluctuations in interest rates.

On December 9, 2022, the Company entered into Amendment No. 3 to Credit Agreement. Amendment No. 3 to Credit Agreement replaces LIBOR with SOFR as the reference interest rate benchmark.

Interest payable on both the aggregate Term Loan and revolving facility is based on a variable interest rate.  As a result, we are exposed to market risks related to fluctuations in interest rates on this outstanding indebtedness.  As of December 31, 2022, the applicable interest rate as of such date was 5.42%.  Based on our outstanding borrowings as of December 31, 2022, a 100 basis point increase in the interest rate would result in a $5.6 million increase in our annualized interest expense.  There was no outstanding balance under the revolving facility as of December 31, 2022.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of TopBuild Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of TopBuild Corp. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition-Total Expected Costs for Performance Obligations Satisfied Over Time

As described in Notes 1 and 3 to the consolidated financial statements, $2,970 million of the Company’s total revenues for the year ended December 31, 2022 was generated from the Installation segment. Revenue is recognized for the Installation segment over time as the related performance obligation is satisfied with respect to each particular order within a given customer’s contract. Progress toward complete satisfaction of the performance obligation is measured using a cost-to-cost measure of progress method. The cost input is based on the amount of material installed at that customer’s location and the associated labor costs, as compared to the total expected cost for the particular order. The total expected cost is a significant estimate in the revenue recognition process, requires judgment, and is subject to variability throughout the duration of the contract as a result of contract modifications and other circumstances impacting job completion. Revenue is recognized over time as the customer is able to receive and utilize the benefits provided.

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

February 23, 2023

We have served as the Company’s auditor since 2015.

TOPBUILD CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands except share amounts)

	As of
	December 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$240,069	$139,779
Receivables, net of an allowance for credit losses of $16,281 at December 31, 2022, and $8,798 at December 31, 2021	836,071	668,419
Inventories, net	438,644	352,801
Prepaid expenses and other current assets	34,257	26,692
Total current assets	1,549,041	1,187,691

Right of use assets	205,892	177,177
Property and equipment, net	253,484	244,574
Goodwill	1,966,994	1,949,763
Other intangible assets, net	614,967	684,209
Other assets	16,453	15,116
Total assets	$4,606,831	$4,258,530

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$487,114	$461,917
Current portion of long-term debt	40,068	38,640
Accrued liabilities	199,370	175,891
Short-term operating lease liabilities	60,880	54,591
Short-term finance lease liabilities	2,207	2,387
Total current liabilities	789,639	733,426

Long-term debt	1,417,257	1,454,483
Deferred tax liabilities, net	251,481	248,243
Long-term portion of insurance reserves	59,783	51,875
Long-term operating lease liabilities	149,943	125,339
Long-term finance lease liabilities	6,673	7,770
Other liabilities	2,349	960
Total liabilities	2,677,125	2,622,096

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value: 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.01 par value: 250,000,000 shares authorized; 39,325,916 shares issued and 31,642,832 outstanding at December 31, 2022, and 39,165,024 shares issued and 32,927,185 outstanding at December 31, 2021	393	391
Treasury stock, 7,683,084 shares at December 31, 2022, and 6,237,839 shares at December 31, 2021, at cost	(692,799)	(431,030)
Additional paid-in capital	887,367	873,031
Retained earnings	1,756,665	1,200,676
Accumulated other comprehensive loss	(21,920)	(6,634)
Total equity	1,929,706	1,636,434
Total liabilities and equity	$4,606,831	$4,258,530

See notes to our consolidated financial statements.

TOPBUILD CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except share and per common share amounts)

	Year Ended December 31,
	2022	2021	2020
Net sales	$5,008,744	$3,486,207	$2,718,038
Cost of sales	3,522,025	2,511,818	1,971,677
Gross profit	1,486,719	974,389	746,361

Selling, general, and administrative expense	689,555	497,970	391,315
Operating profit	797,164	476,419	355,046

Other income (expense), net:
Interest expense	(56,716)	(29,143)	(32,456)
Loss on extinguishment of debt	—	(13,837)	(233)
Other, net	1,687	4	733
Other expense, net	(55,029)	(42,976)	(31,956)
Income before income taxes	742,135	433,443	323,090

Income tax expense	(186,146)	(109,427)	(76,067)
Net income	$555,989	$324,016	$247,023

Net income per common share:
Basic	$17.26	$9.88	$7.50
Diluted	$17.14	$9.78	$7.42

Weighted average shares outstanding:
Basic	32,213,839	32,801,906	32,917,971
Diluted	32,440,405	33,146,171	33,299,986

See notes to our consolidated financial statements.

TOPBUILD CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2022	2021	2020
Net income	$555,989	$324,016	$247,023
Other comprehensive loss:
Foreign currency translation adjustment	(15,286)	(6,634)	-
Comprehensive income	$540,703	$317,382	$247,023

See notes to our consolidated financial statements.

TOPBUILD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2022	2021	2020
Cash Flows Provided by (Used in) Operating Activities:
Net income	$555,989	$324,016	$247,023
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	123,335	79,390	62,410
Share-based compensation	12,310	11,316	14,752
Loss on extinguishment of debt	-	13,837	233
Loss (gain) on sale of property and equipment	1,833	1,356	(88)
Amortization of debt issuance costs	2,867	2,036	1,491
Provision for bad debt expense	5,510	7,304	6,270
Loss from inventory obsolescence	6,659	2,637	2,512
Deferred income taxes, net	6,041	(2,818)	(4,070)
Change in certain assets and liabilities:
Receivables, net	(169,327)	(69,042)	2,612
Inventories, net	(93,874)	(46,518)	(11,843)
Prepaid expenses and other current assets	(9,222)	558	(460)
Accounts payable	26,581	54,961	16,844
Accrued liabilities	20,703	24,816	20,545
Other, net	6,396	(824)	(347)
Net cash provided by operating activities	495,801	403,025	357,884

Cash Flows Provided by (Used in) Investing Activities:
Purchases of property and equipment	(76,382)	(55,546)	(40,938)
Acquisition of businesses, net of cash acquired	(20,500)	(1,267,114)	(83,408)
Proceeds from sale of property and equipment	2,975	415	2,463
Net cash used in investing activities	(93,907)	(1,322,245)	(121,883)

Cash Flows Provided by (Used in) Financing Activities:
Proceeds from issuance of long-term debt	-	1,218,750	300,000
Repayment of long-term debt	(38,658)	(433,070)	(324,948)
Payment of debt issuance costs	-	(14,965)	(2,280)
Proceeds from revolving credit facility	70,000	-	-
Repayment of revolving credit facility	(70,000)	-	-
Taxes withheld and paid on employees' equity awards	(11,719)	(8,805)	(14,932)
Exercise of stock options	2,028	3,303	1,438
Repurchase of shares of common stock	(250,050)	(35,556)	(49,151)
Payment of contingent consideration	(1,674)	(650)	(928)
Net cash (used in) provided by financing activities	(300,073)	729,007	(90,801)
Impact of exchange rate changes on cash	(1,531)	(15)	-
Net increase (decrease) in cash and cash equivalents	100,290	(190,228)	145,200
Cash and cash equivalents- Beginning of period	139,779	330,007	184,807
Cash and cash equivalents- End of period	$240,069	$139,779	$330,007

Supplemental disclosure of cash paid for:
Interest	$49,888	$22,144	$30,896
Income taxes	186,722	109,179	77,689

Supplemental disclosure of noncash activities:
Leased assets obtained in exchange for new operating lease liabilities	$103,997	$131,909	$38,646
Leased assets obtained in exchange for new finance lease liabilities	—	10,469	—
Accruals for property and equipment	141	1,060	645

See notes to our consolidated financial statements.

TOPBUILD CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share amounts)

					Accumulated
	Common	Treasury	Additional		Other
	Stock	Stock	Paid-in	Retained	Comprehensive
	($0.01 par value)	at cost	Capital	Earnings	Income	Equity
Balance at December 31, 2019	$388	$(330,018)	$849,657	$632,862	$-	$1,152,889
Cumulative-effect of accounting change	-	-	-	(3,225)	-	(3,225)
Net income	-	-	-	247,023	-	247,023
Share-based compensation	-	-	14,752	-	-	14,752
Issuance of 253,470 restricted share awards under long-term equity incentive plan	1	-	(1)	-	-	-
Repurchase of 542,772 shares pursuant to 2019 Repurchase Program	-	(49,151)	-	-	-	(49,151)
Repurchase of 73,455 shares pursuant to the settlement of the 2019 ASR Agreement	-	(7,500)	7,500	-	-	-
142,822 shares withheld to pay taxes on employees' equity awards	-	-	(14,932)	-	-	(14,932)
19,242 shares issued upon exercise of stock options	-	-	1,438	-	-	1,438
Balance at December 31, 2020	$389	$(386,669)	$858,414	$876,660	$-	$1,348,794
Net income	-	-	-	324,016	-	324,016
Share-based compensation	-	-	11,316	-	-	11,316
Issuance of 144,679 restricted share awards under long-term equity incentive plan	2	-	(2)	-	-	-
Repurchase of 183,136 shares pursuant to 2019 Repurchase Program	-	(35,556)	-	-	-	(35,556)
43,715 shares withheld to pay taxes on employees' equity awards	-	(8,805)	-	-	-	(8,805)
53,275 shares issued upon exercise of stock options	-	-	3,303	-	-	3,303
Other comprehensive loss, net of tax	-	-	-	-	(6,634)	(6,634)
Balance at December 31, 2021	$391	$(431,030)	$873,031	$1,200,676	$(6,634)	$1,636,434
Net income	-	-	-	555,989	-	555,989
Share-based compensation	-		12,310	-	-	12,310
Issuance of 168,137 restricted share awards under long-term equity incentive plan	2	-	(2)	-	-	-
Repurchase of 1,390,667 shares pursuant to the Share Repurchase Programs	-	(250,050)	-	-	-	(250,050)
53,593 shares withheld to pay taxes on employees' equity awards	-	(11,719)	-	-	-	(11,719)
25,215 shares issued upon exercise of stock options	-	-	2,028	-	-	2,028
Other comprehensive loss, net of tax	-	-	-	-	(15,286)	(15,286)
Balance at December 31, 2022	$393	$(692,799)	$887,367	$1,756,665	$(21,920)	$1,929,706

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

Inventory provisions are recorded to reduce inventory to the lower of cost or net realizable value for obsolete or slow moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions, inventory levels and turns, product spoilage, and specific identification of items such as product discontinuance, engineering/material changes, or regulatory-related changes.  Our inventory reserve balances were $17.3 million and $11.2 million as of December 31, 2022 and 2021, respectively.  As of December 31, 2022, and 2021, primarily all inventory consisted of finished goods.

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

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Fair value for our reporting units is determined using a discounted cash flow method, which includes significant unobservable inputs (Level 3 inputs).  Using the discounted cash flow method requires us to make significant estimates and assumptions, including long term projections of cash flows, market conditions, and appropriate discount rates.  Our judgments are based upon historical experience, current market trends, consultations with external valuation specialists and other information.  In estimating future cash flows, we rely on internally generated long-range forecasts for sales and operating profits, including capital expenditures.

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

Insurance Reserves.  We use a combination of high deductible and matching deductible insurance programs for a number of risks including, but not limited to, workers’ compensation, general liability, vehicle, and property liabilities. Our workers’ compensation insurance is primarily a high-deductible insurance program and our primary general liability insurance is a matching deductible program. We are insured for covered claims above the deductibles and retentions on an excess basis. The liabilities represent our best estimate of our costs, using generally accepted actuarial reserving methods, of the ultimate obligations for reported claims plus those incurred but not reported claims through December 31, 2022 and 2021. The accruals are adjusted as new information develops or circumstances change that would affect the estimated liability. We also record an insurance receivable for claims that exceeded the stop loss limit included in other assets on our Consolidated Balance Sheets which offsets an equal liability included within the reserve amount recorded in other liabilities on our Consolidated Balance Sheets. At December 31, 2022 and 2021, the amount of this receivable and liability was $16.5 million and $13.2 million, respectively.

Advertising.  Advertising costs are expensed as incurred.  Advertising expense, net of manufacturers support, was approximately $2.9 million, $2.3 million, and $1.4 million for the years ended December 31, 2022, 2021 and 2020, respectively, and is included in selling, general, and administrative expense.

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

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Award Type:	Fair Value Determination	Vesting	Expense Recognition‡	Expense Measurement
Restricted Share Awards
Service Condition	Closing stock price on date of grant	Ratably; 3 years	Straight-line	Fair value at grant date
Performance Condition	Closing stock price on date of grant	Cliff; 3 years	Straight-line; Adjusted based on meeting or exceeding performance targets	Evaluated quarterly; 0 - 200% of fair value at grant date depending on performance
Market Condition	Monte-Carlo Simulation	Cliff; 3 years	Straight-line; Recognized even if condition is not met	Fair value at grant date
Stock Options†	Black-Scholes Options Pricing Model	Ratably; 3 or 5 years	Straight-line	Fair value at grant date

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

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Adopted Accounting Pronouncements

Credit Losses. In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,”, which replaces the current incurred loss methodology with an expected loss methodology, referred to as the current expected credit loss (CECL) methodology.  We adopted Topic 326 on January 1, 2020, using the modified retrospective method, which resulted in a $3.2 million cumulative-effect adjustment recorded through retained earnings at the beginning of 2020.

Contract Assets and Liabilities. In October 2021, the FASB issued ASU 2021-08, “Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”. This standard improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to recognition of an acquired contract liability, as well as payment terms and their effect on subsequent revenue recognized by the acquirer. This standard became effective for us beginning January 1, 2023, and did not have a material impact to our financial statements upon adoption.

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

The following table presents lease-related assets and liabilities and their classification on our Consolidated Balance Sheets, in thousands:

		As of
		December 31,	December 31,
		2022	2021
Assets	Classification
Operating	Right of use assets	$205,892	$177,177
Finance	Property and equipment, net	6,647	9,743
Total lease assets		$212,539	$186,920
Liabilities
Current
Operating	Short-term operating lease liabilities	$60,880	$54,591
Finance	Short-term finance lease liabilities	2,207	2,387
Non-Current
Operating	Long-term operating lease liabilities	149,943	125,339
Finance	Long-term finance lease liabilities	6,673	7,770
Total lease liabilities		$219,703	$190,087
Weighted-average remaining lease term:
Operating leases		4.2 years	4.1 years
Finance leases		3.8 years	4.4 years
Weighted-average discount rate:
Operating leases		3.2%	3.1%
Finance leases		2.9%	2.9%

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of lease expense were as follows and are primarily included in cost of sales and in selling, general and administrative expenses on the accompanying consolidated statement of operations for finance leases and operating leases, in thousands:

	Year Ended December 31,
	2022	2021	2020
Operating lease cost (a)	$75,366	$55,824	47,731
Financing lease cost:
Amortization of leased assets	2,815	673	-
Interest on finance lease obligations	268	24	-
Short-term lease cost	18,315	15,258	12,397
Sublease income	(780)	(882)	(727)
Net lease cost	$95,984	$70,897	$59,401
(a)	Includes variable cost components of $14,451, $8,711 and $6,177 in the years ended December 31, 2022, 2021, and 2020, respectively.

Future minimum lease payments under non-cancellable operating leases as of December 31, 2022, were as follows, in thousands:

Payments due by Period
2023	$72,253
2024	59,464
2025	47,629
2026	32,455
2027	18,265
2028 and Thereafter	13,369
Total future minimum lease payments	243,435

Less: imputed interest	(23,732)

Lease liability at December 31, 2022	$219,703

The amounts below are included in the cash flows provided by operating activities section on the accompanying consolidated statement of cash flows, in thousands:

	Year Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$(268)	$(74)	$-
Operating cash flows from operating leases	(74,135)	(48,125)	(41,773)
Financing cash flows from finance leases	(2,361)	(562)	-

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. REVENUE RECOGNITION

Revenue is disaggregated between our Installation and Specialty Distribution segments and further based on market and product, as we believe this best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.  The following tables present our revenues disaggregated by market (in thousands):

	Year Ended December 31, 2022
	Installation	Specialty Distribution	Eliminations	Total
Residential	$2,503,123	$967,687	$(198,809)	$3,272,001
Commercial/Industrial	466,855	1,310,574	(40,686)	1,736,743
Net sales	$2,969,978	$2,278,261	$(239,495)	$5,008,744

	Year Ended December 31, 2021
	Installation	Specialty Distribution	Eliminations	Total
Residential	$1,919,336	$825,233	$(147,276)	$2,597,293
Commercial/Industrial	459,065	461,943	(32,094)	888,914
Net sales	$2,378,401	$1,287,176	$(179,370)	$3,486,207

	Year Ended December 31, 2020
	Installation	Specialty Distribution	Eliminations	Total
Residential	$1,542,515	$705,554	$(120,186)	$2,127,883
Commercial/Industrial	400,946	220,653	(31,444)	590,155
Net sales	$1,943,461	$926,207	$(151,630)	$2,718,038

The following tables present our revenues disaggregated by product (in thousands):

	Year Ended December 31, 2022
	Installation	Specialty Distribution	Eliminations	Total
Insulation and accessories	$2,344,807	$2,019,108	$(204,849)	$4,159,066
Glass and windows	227,318	-	-	227,318
Gutters	106,969	189,800	(30,412)	266,357
All other	290,884	69,353	(4,234)	356,003
Net sales	$2,969,978	$2,278,261	$(239,495)	$5,008,744

	Year Ended December 31, 2021
	Installation	Specialty Distribution	Eliminations	Total
Insulation and accessories	$1,880,309	$1,074,377	$(149,556)	$2,805,130
Glass and windows	183,808	-	-	183,808
Gutters	88,856	149,730	(25,097)	213,489
All other	225,428	63,069	(4,717)	283,780
Net sales	$2,378,401	$1,287,176	$(179,370)	$3,486,207

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2020
	Installation	Specialty Distribution	Eliminations	Total
Insulation and accessories	$1,505,839	$766,139	$(123,234)	$2,148,744
Glass and windows	164,229	-	-	164,229
Gutters	82,846	102,094	(22,088)	162,852
All other	190,547	57,974	(6,308)	242,213
Net sales	$1,943,461	$926,207	$(151,630)	$2,718,038

The following table represents our contract assets and contract liabilities with customers, in thousands:

	Included in Line Item on	As of
	Consolidated	December 31,	December 31,
	Balance Sheets	2022	2021
Contract Assets:
Receivables, unbilled	Receivables, net	$75,481	$71,401

Contract Liabilities:
Deferred revenue	Accrued liabilities	$21,940	$14,310

The aggregate amount remaining on uncompleted performance obligations was $411.3 million as of December 31, 2022. We expect to satisfy the performance obligations and recognize revenue on substantially all of these uncompleted contracts over the next 18 months.

On certain of our long-term contracts, a percentage of the total project cost is withheld and not invoiced to the customer and collected until satisfactory completion of the customer’s project, typically within a year. This amount is referred to as retainage and is common practice in the construction industry. Retainage receivables are classified as a component of Receivables, net on our Consolidated Balance Sheets and were $63.0 million and $57.6 million as of December 31, 2022 and 2021, respectively.

4.  PROPERTY & EQUIPMENT

The following table sets forth our property and equipment by class as of December 31, 2022 and 2021, in thousands:

	As of December 31,
	2022	2021
Land and improvements	$7,437	$7,776
Buildings	47,384	45,478
Equipment	150,674	142,686
Computer hardware and software	167,897	158,731
Company vehicles	214,137	177,061
	587,529	531,732
Less: Accumulated depreciation	(340,692)	(296,901)
Total property and equipment, net	$246,837	$234,831

For additions to property and equipment as a result of 2022 acquisitions, see Note 15 – Business Combinations. As of December 31, 2022 and 2021, property and equipment, net on our Consolidated Balance Sheet includes $6.6 million and $9.7 million right of use assets on finance leases, respectively, which is disclosed further in Note 2 – Leases.

Depreciation expense was $52.9 million, $42.9 million and $40.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In the fourth quarters of 2022 and 2021, we performed annual assessments of our goodwill resulting in no indicators of impairment.

Changes in the carrying amount of goodwill for the years ended December 31, 2022 and 2021, by segment, were as follows, in thousands:

					Accumulated
	Gross Goodwill		Fx Translation	Gross Goodwill	Impairment	Net Goodwill
	December 31, 2021	Additions	Adjustment	December 31, 2022	Losses	December 31, 2022
Goodwill, by segment:
Installation	$1,818,872	$8,107	$-	$1,826,979	$(762,021)	$1,064,958
Specialty Distribution	892,912	10,585	(1,461)	902,036	-	902,036
Total goodwill	$2,711,784	$18,692	$(1,461)	$2,729,015	$(762,021)	$1,966,994

					Accumulated
	Gross Goodwill		Fx Translation	Gross Goodwill	Impairment	Net Goodwill
	December 31, 2020	Additions	Adjustment	December 31, 2021	Losses	December 31, 2021
Goodwill, by segment:
Installation	$1,726,356	$92,516	$-	$1,818,872	$(762,021)	$1,056,851
Specialty Distribution	446,350	451,331	(4,769)	892,912	-	892,912
Total goodwill	$2,172,706	$543,847	$(4,769)	$2,711,784	$(762,021)	$1,949,763

The following table sets forth our other intangible assets, in thousands:

	As of December 31,
	2022	2021	2020
Gross definite-lived intangible assets	$782,316	$783,843	$252,751
Accumulated amortization	(167,349)	(99,634)	(62,146)
Net definite-lived intangible assets	$614,967	$684,209	$190,605
Indefinite-lived intangible assets not subject to amortization	-	-	-
Other intangible asset, net	$614,967	$684,209	$190,605

Amortization expense	$67,620	$36,501	$21,886

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth a breakout of our intangible assets as of December 31, 2022, in thousands:

	Gross Definite-lived Intangible Assets	Accumulated Amortization	Net Definite-lived Intangible Assets
Trademarks	$44,047	$(13,513)	$30,534
Customer relationships	730,550	(146,192)	584,358
Non-compete	7,719	(7,644)	75
Total	$782,316	$(167,349)	$614,967

The following table sets forth a breakout of our intangible assets as of December 31, 2021, in thousands:

	Gross Definite-lived Intangible Assets	Accumulated Amortization	Net Definite-lived Intangible Assets
Trademarks	$44,365	$(8,161)	$36,204
Customer relationships	731,759	(84,499)	647,260
Non-compete	7,719	(6,974)	745
Total	$783,843	$(99,634)	$684,209

The following table sets forth the amortization expense related to the definite-lived intangible assets during each of the next five years, in thousands:

Amortization Expense
2023	$60,870
2024	60,795
2025	60,795
2026	60,795
2027	57,516

6. LONG-TERM DEBT

The following table reconciles the principal balances of our outstanding debt to our Consolidated Balance Sheets, in thousands:

	As of December 31,
	2022	2021
3.625% Senior Notes due 2029	$400,000	$400,000
4.125% Senior Notes due 2032	500,000	500,000
Term loan	566,250	596,250
Equipment notes	8,427	17,085
Unamortized debt issuance costs	(17,352)	(20,212)
Total debt, net of unamortized debt issuance costs	1,457,325	1,493,123
Less: current portion of long-term debt	40,068	38,640
Total long-term debt	$1,417,257	$1,454,483

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth our remaining principal payments for our outstanding debt balances as of December 31, 2022, in thousands:

	2023	2024	2025	2026	2027	Thereafter	Total
3.625% Senior Notes	$-	$-	$-	$-	$-	$400,000	$400,000
4.125% Senior Notes	-	-	-	-	-	500,000	500,000
Term loan	33,750	45,000	48,750	438,750	-	-	566,250
Equipment notes	6,318	2,109	-	-	-	-	8,427
Total	$40,068	$47,109	$48,750	$438,750	$-	$900,000	$1,474,677

Credit Agreement

On December 9, 2022, the Company entered into Amendment No. 3 to Credit Agreement. Amendment No. 3 to Credit Agreement provides a provision that replaces LIBOR with SOFR and makes other conforming changes.

The following table outlines the key terms of the Credit Agreement (dollars in thousands):

Senior secured term loan facility	$300,000
Additional delayed draw term loan	$300,000

Additional term loan and/or revolver capacity available under incremental facility (a)	$300,000

Revolving facility	$500,000
Sublimit for issuance of letters of credit under revolving facility (b)	$100,000
Sublimit for swingline loans under revolving facility (b)	$35,000

Interest rate as of December 31, 2022	5.42%
Scheduled maturity date	10/7/2026
(a)	Additional borrowing capacity is available under the incremental facility, subject to certain terms and conditions (including existing or new lenders providing commitments in respect of such additional borrowing capacity).
(b)	Use of the sublimits for the issuance of letters of credit and swingline loans reduces the availability under the revolving facility.

Interest payable on borrowings under the Credit Agreement is based on an applicable margin rate plus, at our option, either:

●	A base rate determined by reference to the highest of either (i) the federal funds rate plus 0.50 percent, (ii) BofA’s “prime rate,” and (iii) the SOFR rate for U.S. dollar deposits with a term of one month, plus 1.00 percent; or

●	A SOFR rate determined by reference to the costs of funds for deposits in U.S. dollars for the interest period relevant to such borrowings, subject to a floor of 0%.

The applicable margin rate is determined based on our Secured Leverage Ratio.  In the case of base rate borrowings, the applicable margin rate ranges from 0.00 percent to 1.50 percent and in the case of SOFR rate borrowings, the applicable margin ranges from 1.00 percent to 2.50 percent.  Borrowings under the Credit Agreement are prepayable at the Company’s option without premium or penalty.  The Company is required to make prepayments with the net cash proceeds of certain asset sales and certain extraordinary receipts.

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

3.625% Senior Notes

The 3.625% Senior Notes are $400.0 million senior unsecured obligations and bear interest at 3.625% per year, payable semiannually in arrears on March 15 and September 15, beginning on September 15, 2021. The 3.625% Senior Notes mature on March 15, 2029, unless redeemed early or repurchased. If we undergo a change in control, we must make an offer to repurchase all of the 3.625% Senior Notes then outstanding at a repurchase price equal to 101% of their aggregate principal amount, plus accrued and unpaid interest (if any) to, but not including, the repurchase date.

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

4.125% Senior Notes

The 4.125% Senior Notes are $500.0 million senior unsecured obligations and bear interest at 4.125% per year, payable semiannually in arrears on February 15 and August 15, beginning on August 15, 2022. The 4.125% Senior Notes mature on February 15, 2032, unless redeemed early or repurchased. If we undergo a change in control, we must make an offer to repurchase all of the 4.125% Senior Notes then outstanding at a repurchase price equal to 101% of their aggregate principal amount, plus accrued and unpaid interest (if any) to, but not including, the repurchase date.

The Company may redeem the 4.125% Senior Notes, in whole or in part, at any time on or after October 15, 2026 at the redemption prices specified in the notes plus accrued and unpaid interest if redeemed during the 12 month period commencing on October 15 of the years set for: 2026 – 102.063%, 2027 – 101.375%, 2028 – 100.688%, 2029 and thereafter – 100.000%. The Company may also redeem a make-whole redemption of the 4.125% Senior Notes at any time prior to October 15, 2026 at the treasury rate plus 50 basis points. Additionally, the Company may redeem up to 40% of the aggregate principal amount of the 4.125% Senior Notes prior to October 15, 2024 with the net cash proceeds of certain sales of its capital stock at 104.125% of the principal amount of the notes, plus accrued and unpaid interest, if any, to the date of redemption only if, after the redemption, at least 60% of the aggregate principal amount of the notes originally issued remains outstanding.

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equipment Notes

We did not issue equipment notes during the year ended December 31, 2022. The company issued $41.6 million of equipment notes for the purpose of financing the purchase of vehicles and equipment in prior years. The Company’s equipment notes each have a five year term maturing from 2023 to 2024 and bear interest at fixed rates between 2.8% and 4.4%.

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

As of December 31, 2022
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

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value on Non-Recurring Basis

Fair value measurements were applied to our long-term debt portfolio.  We believe the carrying value of our term loan approximates the fair market value primarily due to the fact that the non-performance risk of servicing our debt obligations, as reflected in our business and credit risk profile, has not materially changed since we assumed our debt obligations under the Credit Agreement.  In addition, due to the floating-rate nature of our term loan, the market value is not subject to variability solely due to changes in the general level of interest rates as is the case with a fixed-rate debt obligation. Based on active market trades of our 3.625% Senior Notes and our 4.125% Senior Notes close to December 31, 2022 (Level 1 fair value measurements), we estimate that the fair value of each in the table below:

	As of December 31, 2022
	Fair Value	Gross Carrying Value
3.625% Senior Notes	$332,980	$400,000
4.125% Senior Notes	$415,000	$500,000

During all periods presented, there were no transfers between fair value hierarchy levels.

8. SEGMENT INFORMATION

Our reportable segments are Installation and Specialty Distribution.

Our Installation segment installs insulation and other building products.  We sell primarily to the residential new construction market, with increasing activity in the commercial/industrial construction market, along with repair/remodel of residential housing.  In addition to insulation, we install other building products including glass and windows, rain gutters, afterpaint products, fireproofing, garage doors, and fireplaces.

Our Specialty Distribution segment distributes building and mechanical insulation, insulation accessories and other building product materials for the residential and commercial/industrial end markets. In addition to insulation and accessories, it distributes rain gutters, fireplaces, closet shelving, and roofing materials, among other items. Distributed products are sold from distribution centers in various parts of the United States and Canada, primarily to contractors and dealers (including lumber yards) serving a wide variety of commercial/industrial markets.

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

Key information by segment is as follows, for the years ended December 31, in thousands:

	Net Sales			Operating Profit (b)
	2022	2021	2020	2022	2021	2020
Operations by segment (a):
Installation	$2,969,978	$2,378,401	$1,943,461	$548,795	$383,722	$294,793
Specialty Distribution	2,278,261	1,287,176	926,207	326,226	169,368	115,343
Intercompany eliminations and other adjustments	(239,495)	(179,370)	(151,630)	(39,839)	(29,653)	(24,305)
Total	$5,008,744	$3,486,207	$2,718,038	835,182	523,437	385,831
General corporate expense, net (c)				(38,018)	(47,018)	(30,785)
Operating profit, as reported				797,164	476,419	355,046
Other expense, net				(55,029)	(42,976)	(31,956)
Income before income taxes				$742,135	$433,443	$323,090

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Property Additions (d)			Depreciation and Amortization			Total Assets
	2022	2021	2020	2022	2021	2020	2022	2021
Operations by segment (a):
Installation	$46,518	$53,996	$32,084	$62,483	$57,815	$50,265	$2,129,255	$2,024,448
Specialty Distribution	17,671	41,847	8,530	56,881	18,743	9,912	2,175,835	2,080,700
Corporate	10,023	4,539	4,259	3,971	2,832	2,233	301,741	153,382
Total, as reported	$74,212	$100,382	$44,873	$123,335	$79,390	$62,410	$4,606,831	$4,258,530

(a)	All of our operations are located primarily in the U.S. and to a lesser extent Canada.
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

(d)	Property additions include assets acquired in business combinations in each respective year.

9.  ACCRUED LIABILITIES

The following table sets forth the components of accrued liabilities, in thousands:

	As of December 31,
	2022	2021
Accrued liabilities:
Salaries, wages, and commissions	$75,237	$71,664
Insurance liabilities	28,870	24,425
Customer rebates	21,561	15,625
Deferred revenue	21,940	14,311
Employee tax-related liabilities	664	12,545
Sales and property taxes	15,757	9,364
Interest payable on long-term debt	12,146	8,798
Other	23,195	19,159
Total accrued liabilities	$199,370	$175,891

As of December 31, 2021, employee tax-related liabilities included $10.2 million for employer portion social security taxes that were deferred under the CARES Act which were paid in the year ended December 31, 2022.

10.  EMPLOYEE RETIREMENT PLANS

We provide a defined-contribution retirement plan for substantially all employees.  In addition, we participate in 56 regional multi-employer pension plans, principally related to building trades; none of the plans are considered material.

The expense related to our participation in the retirement plans was as follows, in thousands:

	Years Ended December 31,
	2022	2021	2020
Defined contribution plans	$17,946	$12,192	$10,251
Multi-employer plans	12,788	12,308	11,754
	$30,734	$24,500	$22,005

The Pension Protection Act (“PPA”) defines a zone status for multi-employer pension plans.  Plans in the green zone are at least 80 percent funded, plans in the yellow zone are at least 65 percent funded and plans in the red zone are generally less than 65 percent funded.

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We participate in the Carpenters Pension Trust Fund for Northern California (“NCT”), which is our largest multi-employer plan expense and is in the red zone.  The NCT has implemented a funding rehabilitation plan in accordance with government requirements.  Our contributions to NCT have not exceeded 1 percent of the total contributions to the plan.

	Employer
	Identification	PPA Zone Status		Funding Plan	Contributions (in thousands)			Surcharge
Pension Fund	Number/Plan Number	2022	2021	Pending / Implemented	2022	2021	2020	Imposed
NCT	94-6050970/001	Red	Red	Yes	$3,008	$2,326	$2,710	No

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

The following table summarizes our outstanding performance, licensing, insurance and other bonds, in thousands:

	As of December 31,
	2022	2021
Outstanding bonds:
Performance bonds	$152,434	$128,173
Licensing, insurance, and other bonds	25,439	21,792
Total bonds	$177,873	$149,965

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  INCOME TAXES

(In thousands)	2022	2021	2020
Income before income taxes:
U.S.	$724,231	$429,731	$323,090
Foreign	17,904	3,712	-
Total	$742,135	$433,443	$323,090
Income tax expense (benefit):
Current:
U.S. Federal	$136,013	$88,930	$66,792
State and local	39,978	22,006	13,345
Foreign	3,406	1,039	-
Deferred:
U.S. Federal	7,016	(4,123)	(8,087)
State and local	(510)	1,769	4,017
Foreign	243	(194)	-
	$186,146	$109,427	$76,067
Deferred tax assets at December 31:
Receivables, net	$5,114	$3,578
Inventories, net	6,989	5,961
Other assets, principally share-based compensation	3,409	4,219
Accrued liabilities	18,980	19,206
Lease liability	13,212	14,367
Long-term liabilities	10,934	9,821
Long-term lease liability	35,451	33,526
Net operating loss carryforward	6,655	7,747
Disallowed interest carryforward	-	11,108
	100,744	109,533
Deferred tax liabilities at December 31:
Right of use assets	49,120	48,300
Property and equipment, net	46,031	42,150
Intangibles, net	254,101	263,327
Other	2,973	2,094
	352,225	355,871
Net deferred tax liability at December 31	$251,481	$246,338

A valuation allowance must be established for deferred tax assets when it is more-likely-than-not that they will not be realized.  After review of all available positive and negative evidence, the Company has determined that no valuation allowance was required for the deferred tax assets as of December 31, 2022 or December 31, 2021.

At December 31, 2022, the net deferred tax liability is $251.5 million, all of which is reported as long-term deferred tax liabilities.  At December 31, 2021, the net deferred tax liability of $246.3 million consisted of net long-term deferred tax assets of $1.9 million and net long-term deferred tax liabilities of $248.2 million.  The deferred assets and deferred liabilities also include the state deferreds net of the federal benefit.

Of the deferred tax asset related to the net operating loss carryforward at December 31, 2022, $2.1 million will expire between 2023 and 2040.  Of the deferred tax asset related to the net operating loss carryforward at December 31, 2021, $5.3 million will expire between 2022 and 2040.

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the U.S. Federal statutory tax rate to the income tax expense (benefit) on income was as follows:

	2022	2021	2020
U.S. Federal statutory tax rate	21.0%	21.0%	21.0%
State and local taxes, net of U.S. Federal tax benefit	4.2	4.3	4.2
Share based compensation	(0.2)	(0.5)	(2.1)
Non-deductible/non-taxable items (1)	0.1	0.1	0.2
Effect of rates different than statutory	0.1	—	—
Other, net (1)	(0.1)	0.3	0.2
Effective tax rate	25.1%	25.2%	23.5%
(1) Certain prior year amounts have been reclassified to conform to current year presentation

A tax benefit of $1.7 million, $2.4 million and $7.8 million related to share-based compensation was recognized in income tax expense for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Basic and diluted net income per share were computed as follows:

	Years Ended December 31,
	2022	2021	2020
Net income (in thousands)	$555,989	$324,016	$247,023

Weighted average number of common shares outstanding - basic	32,213,839	32,801,906	32,917,971

Dilutive effect of common stock equivalents:
RSAs with service-based conditions	15,199	21,130	51,324
RSAs with market-based conditions	59,561	127,723	150,530
RSAs with performance-based conditions	46,601	65,262	41,807
Stock options	105,205	130,150	138,354

Weighted average number of common shares outstanding - diluted	32,440,405	33,146,171	33,299,986

Basic net income per common share	$17.26	$9.88	$7.50

Diluted net income per common share	$17.14	$9.78	$7.42

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes shares excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive:

	Years Ended December 31,
	2022	2021	2020
Anti-dilutive common stock equivalents:
RSAs with service-based conditions	14,882	1,206	3,138
RSAs with market-based conditions	157	6,926	2,085
RSAs with performance-based conditions	9,251	-	-
Stock options	21,006	19,121	29,998
Total anti-dilutive common stock equivalents	45,296	27,253	35,221

14.  SHARE-BASED COMPENSATION

Effective July 1, 2015, our eligible employees commenced participation in the 2015 LTIP.  The 2015 LTIP authorizes the Board to grant stock options, stock appreciation rights, restricted shares, restricted share units, performance awards, and dividend equivalents.  All grants are made by issuing new shares and no more than 4.0 million shares of common stock may be issued under the 2015 LTIP.  As of December 31, 2022, we had 1.9 million shares remaining available for issuance under the 2015 LTIP.

Share-based compensation expense is included in selling, general, and administrative expense.  The income tax effect associated with share-based compensation awards is included in income tax expense.

The following table presents share-based compensation amounts recognized in our consolidated statements of operations, in thousands:

	Year Ended December 31,
	2022	2021	2020
Share-based compensation expense	$12,310	$11,316	$14,752
Income tax benefit	$1,733	$2,419	$7,772

The following table presents a summary of our share-based compensation activity for the year ended December 31, 2022, in thousands, except per share amounts:

	RSAs		Stock Options
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance December 31, 2021	244.4	$119.41	210.5	$32.35	$87.30	$39,692.4
Granted	108.8	$181.11	—	$—	$—	—
Converted/Exercised	(168.1)	$75.65	(25.2)	$27.92	$80.40	$3,183.0
Forfeited/Expired	(11.9)	$221.25	(3.1)	$68.81	$174.76	—
Balance December 31, 2022	173.2	$195.06	182.2	$32.25	$86.79	$13,992.3

Exercisable December 31, 2022 (a)			148.4	$25.71	$69.94	$13,274.7
(a)	The weighted average remaining contractual term for vested stock options is 5.2 years.

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We had unrecognized share-based compensation expense relating to unvested awards as shown in the following table, dollars in thousands:

	As of December 31, 2022
	Unrecognized Compensation Expense on Unvested Awards	Weighted Average Remaining Compensation Expense Period
RSAs	$13,408	1.0
Stock options	528	0.6
Total unrecognized compensation expense related to unvested awards	$13,936

Our RSAs with performance-based conditions are evaluated on a quarterly basis with adjustments to compensation expense based on the likelihood of the performance target being achieved or exceeded.  The following table shows the range of payouts and the related expense for our outstanding RSAs with performance-based conditions, in thousands:

		Payout Ranges and Related Expense
RSAs with Performance-Based Conditions	Grant Date Fair Value	0%	25%	100%	200%
February 17, 2020	$2,503	$0	$626	$2,503	$5,006
February 16, 2021	$2,352	$0	$588	$2,352	$4,704
February 15, 2022	$3,382	$0	$846	$3,382	$6,764

During the first quarter of 2023, RSAs with performance-based conditions that were granted on February 17, 2020, vested based on cumulative three-year achievement of 200%. Total compensation expense recognized over the three-year performance period, net of forfeitures, was $5.0 million.

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

The fair value of stock options granted under the 2015 LTIP was calculated using the Black-Scholes Options Pricing Model. The following table presents the assumptions used to estimate the fair values of the stock options granted 2021. There were no stock options issued in 2022.

2021
Risk free interest rate	0.76%
Expected volatility, using historical return volatility and implied volatility	43.29%
Expected life (in years)	6.0
Dividend yield	0.00%
Estimated fair value of stock options at grant date	$89.59

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  BUSINESS COMBINATIONS

Acquiring businesses is a key part of our ongoing strategy to grow our company and expand our market share. Each acquisition has been accounted for as a business combination under ASC 805, “Business Combinations.” Acquisition related costs for the years ended December 31, 2022 and 2021, were $1.3 million and $15.3 million, respectively.  Acquisition related costs are included in selling, general, and administrative expense in our consolidated statements of operations. The table below provides a summary of businesses acquired in 2022 including, for significant acquisitions, the net sales and net income incurred for the year ended December 31, 2022:

2022 Acquisitions	Date	Cash Paid	Contingent Consideration	Total Purchase Price	Goodwill Acquired	Net Sales	Net Income
Billings	2/3/2022	$7,005	$—	$7,005	$3,313	$8,001	$1,754
Assured	4/7/2022	4,719	500	5,219	3,317	4,242	443
All others	Various	3,258	—	3,258	1,726	(a)	(a)
Total		$14,982	$500	$15,482	$8,356	$12,243	$2,197
(a)	The acquisitions’ net sales and net income are immaterial.

The estimate of acquired customer relationships related to the 2022 acquisitions was $4.1 million and the weighted average useful live is 12 years.

Purchase Price Allocations

As third-party or internal valuations are finalized, certain tax aspects of the foregoing transactions are completed, and customer post-closing reviews are concluded, adjustments may be made to the fair value of assets acquired, and in some cases total purchase price, through the end of each measurement period, generally one year following the applicable acquisition date.  Primarily all of the goodwill recorded during the years ended December 31, 2022 and 2021, respectively, is deductible for income tax purposes with the exception of DI.  We recorded goodwill on the DI acquisition of $450.7 million, of which $64.7 million is deductible for income tax purposes.

During the year ended December 31, 2022, DI’s goodwill increased by $10.7 million primarily as a result of payment of additional consideration of $4.5 million during 2022 and the finalization of purchase price adjustments to acquisition date sales and use tax liabilities, net working capital adjustments, property, plant and equipment, and true-ups to supplier rebate receivables.

The table below represents the final fair value of DI’s assets and liabilities assumed:

Finalized purchase price fair values:
Accounts receivable	145,042
Inventories	133,004
Prepaid and other assets	8,820
Property and equipment	37,562
ROU asset (operating)	66,698
Intangible assets	458,000
Goodwill	450,716
Accounts payable	(68,367)
Lease liabilities	(76,066)
Deferred tax liabilities	(83,590)
All other liabilities	(35,854)
Net assets acquired	$1,035,965

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below provides a summary as of December 31, 2022 for businesses acquired during the year ended December 31, 2021:

2021 Acquisitions	Date	Cash Paid	Contingent Consideration	Total Purchase Price	Goodwill Acquired
LCR	1/20/2021	$53,700	—	53,700	19,500
ABS	4/5/2021	124,348	—	124,348	54,229
DI	10/15/2021	1,035,965	—	1,035,965	450,716
All others	Various	58,666	1,200	59,866	30,087
Total		$1,272,679	$1,200	$1,273,879	$554,532

Contingent Consideration

Payments of contingent consideration are classified as either financing or operating activities in our consolidated statements of cash flows in accordance with ASC 230-10-45. We made contingent payments of $0.5 million and $1.2 million for Viking and Valley, respectively, during the year ended December 31, 2022, which completed the arrangements for those acquisitions.  The acquisition of Assured included a consideration arrangement of $0.5 million to be paid based on achievement of annual gross revenue targets over a two-year period.

16.  SHARE REPURCHASE PROGRAMS

On July 25, 2022, our Board authorized the 2022 Repurchase Program, pursuant to which the Company may purchase up to $200 million of our common stock.  Share repurchases may be executed through various means including open market purchases, privately negotiated transactions, accelerated share repurchase transactions, or other available means.  The 2022 Repurchase Program does not obligate the Company to purchase any shares and has no expiration date.  Authorization for the 2022 Repurchase Program may be terminated, increased, or decreased by the Board at its discretion at any time.  As of December 31, 2022, the Company has $154.4 million remaining under the 2022 Share Repurchase Program.

On July 26, 2021, our Board authorized the 2021 Repurchase Program, pursuant to which the Company may purchase up to $200.0 million of our common stock.  The company completed its 2021 Repurchase Program during 2022 for a total of 1,067,411 shares of our common stock at a weighted average cost of $187.37 per share.

On February 22, 2019, our Board authorized the 2019 Repurchase Program, pursuant to which the Company may purchase up to $200.0 million of our common stock.  The company completed its 2019 Repurchase Program during 2022 for a total of 1,935,951 shares of our common stock at an average price of $103.31.

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

The following table sets forth our share repurchases under the Repurchase Program during the periods presented:

	Year Ended December 31,
	2022	2021
Number of shares repurchased	1,390,667	183,136
Share repurchase cost (in thousands)	$250,050	$35,556

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.  SUBSEQUENT EVENTS

On January 26, 2023, we acquired the assets of the residential insulation business of SRI Holdings, LLC. This installation acquisition enhanced our presence in Georgia, Michigan, Ohio, Florida, Alabama and South Carolina. The acquisition will be accounted for as a business combination under ASC 805, “Business Combinations.” The purchase price of approximately $45.9 million was funded by cash on hand. During the measurement period, we expect to receive additional detailed information to complete the purchase price allocation.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013).  Based on our assessment and those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing under Item 8. Financial Statements and Supplementary Data – Report of Independent Registered Public Accounting Firm.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the fiscal quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

For information regarding our executive officers see Item 1. Business – Executive Officers, which we incorporate herein by reference. Further information required by this item will be set forth in our definitive proxy statement for the 2023 Annual Meeting of Shareholders (“2023 Proxy Statement”) to be filed with the SEC within 120 days of the year ended December 31, 2022, and is incorporated herein by reference.

Our Board of Directors adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all of our employees, officers, and directors, including our Chief Executive Officer, Chief Financial Officer, and other senior officers, in accordance with applicable rules and regulations of the SEC and the NYSE.  Our Code is available on our website at https://www.topbuild.com/ESG/corporate-governance.  We will disclose any amendments to or waivers of this Code for directors, executive officers, or senior officers on our website.  The reference to our website address does not constitute incorporation by reference of the information contained on the website, and such information is not a part of this Annual Report.

Item 11.  EXECUTIVE COMPENSATION

Information required by this item will be set forth in our 2023 Proxy Statement, and is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

Information required by this item will be set forth in our 2023 Proxy Statement, and is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item will be set forth in our 2023 Proxy Statement, and is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item will be set forth in our 2023 Proxy Statement, and is incorporated herein by reference.

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	Listing of Documents:

i.	Financial Statements. Our Consolidated Financial Statements included in Item 8 hereof, as required at December 31, 2022 and 2021, and for the years ended December 31, 2022, 2021, and 2020, consist of the following:

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Comprehensive Income

Consolidated Statements of Cash Flows

Consolidated Statements of Changes in Equity

Notes to Consolidated Financial Statements

ii.	Exhibits. See separate Index to Exhibits hereafter.

Item 16.  FORM 10-K SUMMARY

None.

INDEX TO EXHIBITS

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Title	Form	Exhibit	Filing Date	Herewith

2.1***	Separation and Distribution Agreement, dated as of June 29, 2015, by and between Masco Corporation and TopBuild Corp.	8-K	2.1	7/6/2015

2.2***	Agreement and Plan of Merger, dated as of March 1, 2018, by and among Legend Holdings LLC, USI Legend Parent, Inc., TopBuild Corp. and Racecar Acquisition Corp.	8-K	2.1	3/2/2018

3.1	Composite Certificate of Incorporation of TopBuild Corp.	10-Q	3.2	7/8/2018

3.2	Amended and Restated Bylaws of TopBuild Corp., as Amended July 29, 2019	10-K	3.2	2/25/2020

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	3.1	4/30/2019

4.1	Description of TopBuild Securities Registered Under Section 12 of the Exchange Act	10-K	4.3	2/25/2020

4.2	Indenture, dated March 15, 2021, by and among TopBuild Corp., the Guarantors party thereto and U.S. Bank National Association, as Trustee	8-K	4.01	03/16/2021

4.3	Form of 3.625% Senior Note due 2029	8-K	4.02	03/16/2021

4.4	Indenture, dated October 14, 2021, by and among TopBuild Corp., the Guarantors party thereto and U.S. Bank National Association, as Trustee	8-K	4.01	10/15/2021

4.5	Form of 4.125% Senior Note due 2032	8-K	4.02	10/15/2021

10.1†	Change in Control and Severance Agreement between Gerald Volas and TopBuild Corp.	10-K	10.11	3/3/2016

10.2†	Amended and Restated TopBuild Corp. 2015 Long Term Stock Incentive Plan (“A&R LTIP”)	10-Q	10.2	5/11/2016

10.3†	Form of Restricted Stock Award (“RSA”) Agreement under A&R LTIP	10-K	10.7	2/25/2020

10.4†	Form of Performance RSA Agreement (EPS) under A&R LTIP	10-K	10.8	2/25/2020

10.5†	Form of Performance RSA Agreement (RTSR) under A&R LTIP	10-K	10.9	2/25/2020

10.6†	Form of Option Award Agreement under A&R LTIP	10-K	10.10	2/25/2020

10.7†	Form of RSA Agreement for Non-Employee Director under A&R LTIP	10-K	10.11	2/25/2020

10.8†	Amendment to the TopBuild Corp. 2015 Long Term Stock Incentive Plan	8-K	10.1	2/22/2019

10.9†	Amendment to Change in Control and Severance Agreement dated as March 1, 2016 between TopBuild Corp. and Gerald Volas	8-K	10.3	2/22/2019

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Title	Form	Exhibit	Filing Date	Herewith

10.10†	Employment and Retirement Transition Agreement, dated as of January 9, 2020, between TopBuild Corp. and Gerald Volas.	8-K	10.1	1/10/2020
10.11	Amended and Restated Security and Pledge Agreement, dated March 20, 2020, among TopBuild Corp., Bank of America, N.A., as administrative agent, and the grantors party thereto.	8-K	10.2	3/23/2020

10.12†	TopBuild Corp. Executive Severance Plan, as Amended and Restated effective December 31, 2020	8-K	10.1	12/14/2020
10.13	Amendment No. 3 to Amended and Restated Credit Agreement, dated December 9, 2022 among TopBuild Corp., Bank of America, N.A. as administrative agent, and the other lenders and agents party thereto.				X
10.14

Amended and Restated Credit Agreement, dated March 20, 2020, among TopBuild Corp., Bank of America, N.A. as administrative agent, and the other lenders and agents party thereto, as amended by Amendment No. 3.

X

10.15

Form of Loan Notice to Amended and Restated Credit Agreement, dated March 20, 2020, among TopBuild Corp., Bank of America, N.A. as administrative agent, and the other lenders and agents party thereto, as amended by Amendment No. 3.

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

February 23, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Buck	Director, Chief Executive Officer	February 23, 2023
Robert Buck	(Principal Executive Officer)

/s/ Robert Kuhns	Vice President, Chief Financial Officer	February 23, 2023
Robert Kuhns	(Principal Financial Officer)

/s/ Carrie Wood	Chief Accounting Officer	February 23, 2023
Carrie Wood	(Principal Accounting Officer)

/s/ Alec C. Covington	Chairman of the Board	February 23, 2023
Alec C. Covington

/s/ Ernesto Bautista, III	Director	February 23, 2023
Ernesto Bautista, III

/s/ Joseph S. Cantie	Director	February 23, 2023
Joseph S. Cantie

/s/ Tina M. Donikowski	Director	February 23, 2023
Tina M. Donikowski

/s/ Deirdre Drake	Director	February 23, 2023
Deirdre Drake

/s/ Mark A. Petrarca	Director	February 23, 2023
Mark A. Petrarca

/s/ Nancy M. Taylor	Director	February 23, 2023
Nancy M. Taylor