Form 10-Q
period 2023-03-31
TopBuild Corp
filed 2023-05-04
CIK 1633931

UNITED STATES

SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period March 31, 2023

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

The registrant had outstanding 31,749,321 shares of Common Stock, par value $0.01 per share as of April 27, 2023.

TOPBUILD CORP.

GLOSSARY

We use acronyms, abbreviations, and other defined terms throughout this quarterly report on Form 10-Q, which are defined in the glossary below:

Term	Definition
3.625% Senior Notes	TopBuild's 3.625% senior unsecured notes issued March 15, 2021 and due March 15, 2029
4.125% Senior Notes	TopBuild's 4.125% senior unsecured notes issued October 14, 2021 and due February 15, 2032
2015 LTIP	2015 Long-Term Incentive Program authorizes the Board to grant stock options, stock appreciation rights, restricted shares, restricted share units, performance awards, and dividend equivalents
2022 Repurchase Program	$200 million share repurchase program authorized by the Board on July 25, 2022
Amendment No. 3 to Credit Agreement	Amendment No. 3 to the Credit Agreement dated December 9, 2022
Annual Report	Annual report filed with the SEC on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Board	Board of Directors of TopBuild
BofA	Bank of America, N.A.
Billings	Billings Insulation Service, Inc.
Credit Agreement	Amended and Restated Credit Agreement, dated March 20, 2020, among TopBuild Corp., Bank of America, N.A. as administrative agent, and the other lenders and agents party thereto.
Current Report	Current report filed with the SEC on Form 8-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
EBITDA	Earnings before interest, taxes, depreciation, and amortization
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Generally accepted accounting principles in the United States of America
Lenders	Bank of America, N.A., together with the other lenders party to "Credit Agreement"
Net Leverage Ratio	As defined in the “Credit Agreement,” the ratio of outstanding indebtedness, less up to $100 million of unrestricted cash, to EBITDA
NYSE	New York Stock Exchange
Quarterly Report	Quarterly report filed with the SEC on Form 10-Q pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
ROU	Right of use (asset), as defined in ASC 842
RSA	Restricted stock award
SEC	United States Securities and Exchange Commission
Secured Leverage Ratio	As defined in the “Credit Agreement,” the ratio of outstanding indebtedness, including letters of credit, to EBITDA
SOFR	Secured overnight financing rate
SRI	SRI Holdings, LLC
Term Loan	Amendment No. 2 to Credit Agreement provided for a term loan facility in an aggregate principal amount of $600.0 million with a maturity date of October 2026
TopBuild	TopBuild Corp. and its wholly-owned consolidated domestic subsidiaries. Also, the "Company," "we," "us," and "our"

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TOPBUILD CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands except share data)

	As of
	March 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$333,778	$240,069
Receivables, net of an allowance for credit losses of $16,007 at March 31, 2023, and $16,281 at December 31, 2022	833,959	836,071
Inventories, net	422,229	438,644
Prepaid expenses and other current assets	22,861	34,257
Total current assets	1,612,827	1,549,041

Right of use assets	211,381	205,892
Property and equipment, net	260,146	253,484
Goodwill	1,992,394	1,966,994
Other intangible assets, net	607,683	614,967
Other assets	16,483	16,453
Total assets	$4,700,914	$4,606,831

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$450,963	$487,114
Current portion of long-term debt	42,371	40,068
Accrued liabilities	193,347	199,370
Short-term operating lease liabilities	62,110	60,880
Short-term finance lease liabilities	2,452	2,207
Total current liabilities	751,243	789,639

Long-term debt	1,405,931	1,417,257
Deferred tax liabilities, net	252,044	251,481
Long-term portion of insurance reserves	61,466	59,783
Long-term operating lease liabilities	154,844	149,943
Long-term finance lease liabilities	4,983	6,673
Other liabilities	5,259	2,349
Total liabilities	2,635,770	2,677,125

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value: 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.01 par value: 250,000,000 shares authorized; 39,465,688 shares issued and 31,750,010 outstanding at March 31, 2023, and 39,325,916 shares issued and 31,642,832 outstanding at December 31, 2022	395	393
Treasury stock, 7,715,678 shares at March 31, 2023, and 7,683,084 shares at December 31, 2022, at cost	(699,149)	(692,799)
Additional paid-in capital	891,530	887,367
Retained earnings	1,892,535	1,756,665
Accumulated other comprehensive loss	(20,167)	(21,920)
Total equity	2,065,144	1,929,706
Total liabilities and equity	$4,700,914	$4,606,831

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands except share and per common share data)

	Three Months Ended March 31,
	2023	2022
Net sales	$1,265,238	$1,168,918
Cost of sales	895,023	837,717
Gross profit	370,215	331,201

Selling, general, and administrative expense	170,784	167,247
Operating profit	199,431	163,954

Other income (expense), net:
Interest expense	(18,039)	(11,966)
Other, net	1,923	684
Other expense, net	(16,116)	(11,282)
Income before income taxes	183,315	152,672

Income tax expense	(47,445)	(37,961)
Net income	$135,870	$114,711

Net income per common share:
Basic	$4.31	$3.50
Diluted	$4.28	$3.47

Weighted average shares outstanding:
Basic	31,550,658	32,738,525
Diluted	31,713,239	33,042,490

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2023	2022
Net income	$135,870	$114,711
Other comprehensive income:
Foreign currency translation adjustment	1,753	3,218
Comprehensive income	$137,623	$117,929

See notes to our unaudited condensed consolidated financial statement

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2023	2022
Cash Flows Provided by (Used in) Operating Activities:
Net income	$135,870	$114,711
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,100	30,499
Share-based compensation	3,135	3,727
Loss on sale of property and equipment	185	207
Amortization of debt issuance costs	720	706
Provision for bad debt expense	1,338	2,512
Loss from inventory obsolescence	1,642	868
Deferred income taxes, net	563	(81)
Change in certain assets and liabilities:
Receivables, net	(10,847)	(65,031)
Inventories, net	20,096	(38,570)
Prepaid expenses and other current assets	11,579	(2,347)
Accounts payable	(25,480)	12,663
Accrued liabilities	(3,339)	29,523
Other, net	2,239	96
Net cash provided by operating activities	169,801	89,483

Cash Flows Provided by (Used in) Investing Activities:
Purchases of property and equipment	(15,580)	(18,413)
Acquisition of businesses, net of cash acquired	(45,845)	(13,967)
Proceeds from sale of property and equipment	455	253
Net cash used in investing activities	(60,970)	(32,127)

Cash Flows Provided by (Used in) Financing Activities:
Repayment of long-term debt	(9,743)	(9,634)
Taxes withheld and paid on employees' equity awards	(6,350)	(11,658)
Exercise of stock options	1,029	808
Repurchase of shares of common stock	—	(50,000)
Payment of contingent consideration	—	(23)
Net cash used in financing activities	(15,064)	(70,507)
Impact of exchange rate changes on cash	(58)	(75)
Net increase (decrease) in cash and cash equivalents	93,709	(13,226)
Cash and cash equivalents- Beginning of period	240,069	139,779
Cash and cash equivalents- End of period	$333,778	$126,553

Supplemental disclosure of noncash activities:
Leased assets obtained in exchange for new operating lease liabilities	$18,271	$22,449
Accruals for property and equipment	835	213

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

(In thousands except share data)

					Accumulated
	Common	Treasury	Additional		Other
	Stock	Stock	Paid-in	Retained	Comprehensive
	($0.01 par value)	at cost	Capital	Earnings	(Loss) Income	Equity
Balance at December 31, 2021	$391	$(431,030)	$873,031	$1,200,676	$(6,634)	$1,636,434
Net income	-	-	-	114,711	-	114,711
Share-based compensation	-	-	3,727	-	-	3,727
Issuance of 52,940 restricted share awards under long-term equity incentive plan	2	-	(2)	-	-	-
Repurchase of 238,154 shares	-	(50,000)	-	-	-	(50,000)
53,073 shares withheld to pay taxes on employees' equity awards	-	(11,658)	-	-	-	(11,658)
12,269 shares issued upon exercise of stock options	-	-	808	-	-	808
Other comprehensive income, net of tax	-	-	-	-	3,218	3,218
Balance at March 31, 2022	$393	$(492,688)	$877,564	$1,315,387	$(3,416)	$1,697,240

					Accumulated
	Common	Treasury	Additional		Other
	Stock	Stock	Paid-in	Retained	Comprehensive
	($0.01 par value)	at cost	Capital	Earnings	(Loss) Income	Equity
Balance at December 31, 2022	$393	$(692,799)	$887,367	$1,756,665	$(21,920)	$1,929,706
Net income	-	-	-	135,870	-	135,870
Share-based compensation	-	-	3,135	-	-	3,135
Issuance of 95,012 restricted share awards under long-term equity incentive plan	2	-	-	-	-	2
32,594 shares withheld to pay taxes on employees' equity awards	-	(6,350)	-	-	-	(6,350)
28,840 shares issued upon exercise of stock options	-	-	1,028	-	-	1,028
Other comprehensive income, net of tax	-	-	-	-	1,753	1,753
Balance at March 31, 2023	$395	$(699,149)	$891,530	$1,892,535	$(20,167)	$2,065,144

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

We believe the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to state fairly our financial position as of March 31, 2023, our results of operations, comprehensive income and cash flows for the three months ended March 31, 2023 and 2022.  The condensed consolidated balance sheet at December 31, 2022 was derived from our audited financial statements, but does not include all disclosures required by GAAP.

These condensed consolidated financial statements and related notes should be read in conjunction with the audited Consolidated Financial Statements included in the Company’s Annual Report for the year ended December 31, 2022 as filed with the SEC on February 23, 2023.

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

Recently Adopted Accounting Pronouncements

In October 2021, the FASB issued ASU 2021-08, “Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”.  This standard improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to recognition of an acquired contract liability, as well as payment terms and their effect on subsequent revenue recognized by the acquirer. This standard became effective for us on January 1, 2023, and did not have a material impact to our financial statements upon adoption.

3.  REVENUE RECOGNITION

Revenue is disaggregated between our Installation and Specialty Distribution segments and further based on market and product, as we believe this best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents our revenues disaggregated by market (in thousands):

	Three Months Ended March 31,
	2023				2022
	Installation	Specialty Distribution	Eliminations	Total	Installation	Specialty Distribution	Eliminations	Total
Residential	$645,703	$224,326	$(51,390)	$818,639	$563,303	$236,411	$(43,421)	$756,293
Commercial/Industrial	121,387	334,049	(8,837)	446,599	113,390	307,451	(8,216)	412,625
Net sales	$767,090	$558,375	$(60,227)	$1,265,238	$676,693	$543,862	$(51,637)	$1,168,918

The following table presents our revenues disaggregated by product (in thousands):

	Three Months Ended March 31,
	2023				2022
	Installation	Specialty Distribution	Eliminations	Total	Installation	Specialty Distribution	Eliminations	Total
Insulation and accessories	$600,767	$502,802	$(51,973)	$1,051,596	$536,341	$479,760	$(43,810)	$972,291
Glass and windows	63,442	-	-	63,442	51,196	-	-	51,196
Gutters	28,278	39,842	(7,165)	60,955	22,957	46,631	(7,002)	62,586
All other	74,603	15,731	(1,089)	89,245	66,199	17,471	(825)	82,845
Net sales	$767,090	$558,375	$(60,227)	$1,265,238	$676,693	$543,862	$(51,637)	$1,168,918

The following table represents our contract assets and contract liabilities with customers, in thousands:

	Included in Line Item on	As of
	Condensed Consolidated	March 31,	December 31,
	Balance Sheets	2023	2022
Contract Assets:
Receivables, unbilled	Receivables, net	$78,034	$75,481

Contract Liabilities:
Deferred revenue	Accrued liabilities	$20,738	$21,940

The aggregate amount remaining on uncompleted performance obligations was $395.5 million as of March 31, 2023. We expect to satisfy the performance obligations and recognize revenue on substantially all of these uncompleted contracts over the next 18 months.

On certain of our long-term contracts, a percentage of the total project cost is withheld and not invoiced to the customer and collected until satisfactory completion of the customer’s project, typically within a year.  This amount is referred to as retainage and is common practice in the construction industry.  Retainage receivables are classified as a component of Receivables, net on our condensed consolidated balance sheets and were $66.7 million and $63.0 million as of March 31, 2023 and December 31, 2022, respectively.

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

In the fourth quarter of 2022, we performed an annual assessment on our goodwill resulting in no impairment and there were no indicators of impairment for the three months ended March 31, 2023.

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in the carrying amount of goodwill for three months ended March 31, 2023, by segment, were as follows, in thousands:

					Accumulated
	Gross Goodwill		Fx Translation	Gross Goodwill	Impairment	Net Goodwill
	December 31, 2022	Additions	Adjustment	March 31, 2023	Losses	March 31, 2023
Goodwill, by segment:
Installation	$1,826,979	$25,384	$-	$1,852,363	$(762,021)	$1,090,342
Specialty Distribution	902,036	-	16	902,052	-	902,052
Total goodwill	$2,729,015	$25,384	$16	$2,754,415	$(762,021)	$1,992,394

See Note 11 – Business Combinations for goodwill recognized on acquisitions that occurred during the quarter.

Other intangible assets, net includes customer relationships, non-compete agreements, and trademarks / trade names.  The following table sets forth our other intangible assets, in thousands:

	As of
	March 31, 2023	December 31, 2022
Gross definite-lived intangible assets	$791,939	$782,316
Accumulated amortization	(184,256)	(167,349)
Net definite-lived intangible assets	$607,683	$614,967

The following table sets forth our amortization expense, in thousands:

	Three Months Ended March 31,
	2023	2022
Amortization expense	$16,896	$17,825

5. LONG-TERM DEBT

The following table reconciles the principal balances of our outstanding debt to our condensed consolidated balance sheets, in thousands:

	As of
	March 31, 2023	December 31, 2022
3.625% Senior Notes due 2029	$400,000	$400,000
4.125% Senior Notes due 2032	500,000	500,000
Term loan	558,750	566,250
Equipment notes	6,185	8,427
Unamortized debt issuance costs	(16,633)	(17,352)
Total debt, net of unamortized debt issuance costs	1,448,302	1,457,325
Less: current portion of long-term debt	42,371	40,068
Total long-term debt	$1,405,931	$1,417,257

The following table sets forth our remaining principal payments for our outstanding debt balances as of March 31, 2023, in thousands:

	2023	2024	2025	2026	2027	Thereafter	Total
3.625% Senior Notes	$-	$-	$-	$-	$-	$400,000	$400,000
4.125% Senior Notes	-	-	-	-	-	500,000	500,000
Term loan	26,250	45,000	48,750	438,750	-	-	558,750
Equipment notes	4,076	2,109	-	-	-	-	6,185
Total	$30,326	$47,109	$48,750	$438,750	$-	$900,000	$1,464,935

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Credit Agreement

The following table outlines the key terms of the Credit Agreement (dollars in thousands):

Senior secured term loan facility	$300,000
Additional delayed draw term loan	$300,000

Additional term loan and/or revolver capacity available under incremental facility (a)	$300,000

Revolving facility	$500,000
Sublimit for issuance of letters of credit under revolving facility (b)	$100,000
Sublimit for swingline loans under revolving facility (b)	$35,000

Interest rate as of March 31, 2023	5.91%
Scheduled maturity date	10/7/2026
(a)	Additional borrowing capacity is available under the incremental facility, subject to certain terms and conditions (including existing or new lenders providing commitments in respect of such additional borrowing capacity).
(b)	Use of the sublimits for the issuance of letters of credit and swingline loans reduces the availability under the Revolving Facility.

Interest payable on borrowings under the Credit Agreement is based on an applicable margin rate plus, at our option, either:

●	A base rate determined by reference to the highest of either (i) the federal funds rate plus 0.50 percent, (ii) BofA’s “prime rate,” and (iii) the SOFR rate for U.S. dollar deposits with a term of one month, plus 1.00 percent; or

●	A SOFR rate determined by reference to the costs of funds for deposits in U.S. dollars for the interest period relevant to such borrowings, subject to a floor of 0%.

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

The following table summarizes our availability under the Revolving Facility, in thousands:

	As of
	March 31, 2023	December 31, 2022
Revolving facility	$500,000	$500,000
Less: standby letters of credit	(67,689)	(67,689)
Availability under revolving facility	$432,311	$432,311

We are required to pay commitment fees to the Lenders in respect of any unutilized commitments.  The commitment fees range from 0.15 percent to 0.275 percent per annum, depending on our Secured Leverage Ratio.  We must also pay customary fees on outstanding letters of credit.

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Equipment Notes

We did not issue equipment notes during the three months ended March 31, 2023.  The company has issued $41.6 million of equipment notes for the purpose of financing the purchase of vehicles and equipment. The Company’s equipment notes each have a five year term maturing in 2023 and 2024 and bear interest at fixed rates between 2.8% and 4.4%.

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

As of March 31, 2023
Maximum Net Leverage Ratio	3.50:1.00
Minimum Interest Coverage Ratio	3.00:1.00
Compliance as of period end	In Compliance

6. FAIR VALUE MEASUREMENTS

Fair Value on Recurring Basis

The carrying values of cash and cash equivalents, receivables, net, and accounts payable are considered to be representative of their respective fair values due to the short-term nature of these instruments.

Fair Value on Non-Recurring Basis

Fair value measurements were applied to our long-term debt portfolio.  We believe the carrying value of our term loan and equipment notes approximate their fair market value primarily due to the fact that the non-performance risk of servicing our debt obligations, as reflected in our business and credit risk profile, has not materially changed since we assumed our debt obligations under the Credit Agreement.  In addition, due to the floating-rate nature of our term loan, the market value is not subject to variability solely due to changes in the general level of interest rates as is the case with a fixed-rate debt obligation.  Based on market trades of our 3.625% Senior Notes and our 4.125% Senior Notes close to March 31, 2023 (Level 1 fair value measurement), we estimate the fair value of each in the table below:

	As of March 31, 2023
	Fair Value	Gross Carrying Value
3.625% Senior Notes	$348,580	$400,000
4.125% Senior Notes	$427,500	$500,000

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.  SEGMENT INFORMATION

The following tables set forth our net sales and operating results by segment, in thousands:

	Three Months Ended March 31,
	2023	2022	2023	2022

	Net Sales		Operating Profit (b)
Operations by segment (a):
Installation	$767,090	$676,693	$146,897	$112,679
Specialty Distribution	558,375	543,862	73,333	70,420
Intercompany eliminations	(60,227)	(51,637)	(9,971)	(8,708)
Total	$1,265,238	$1,168,918	210,259	174,391
General corporate expense, net (c)			(10,828)	(10,437)
Operating profit, as reported			199,431	163,954
Other expense, net			(16,116)	(11,282)
Income before income taxes			$183,315	$152,672

(a)	All of our operations are located primarily in the U.S and to a lesser extent Canada.
(b)	Segment operating profit includes an allocation of general corporate expenses attributable to the operating segments which is based on direct benefit or usage (such as salaries of corporate employees who directly support the segment).
(c)	General corporate expense, net includes expenses not specifically attributable to our segments for functions such as corporate human resources, finance, and legal, including salaries, benefits, and other related costs.

8.  INCOME TAXES

Our effective tax rates were 25.9 percent and 24.9 percent for the three months ended March 31, 2023 and 2022, respectively. The higher 2023 tax rate was primarily related to a decrease in the benefit related to share-based compensation.

A tax benefit of $1.6 million related to share-based compensation was recognized in our condensed consolidated statements of operations as a discrete item in income tax expense for the three months ended March 31, 2022.

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

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Basic and diluted net income per share were computed as follows:

	Three Months Ended March 31,
	2023	2022
Net income (in thousands)	$135,870	$114,711

Weighted average number of common shares outstanding - basic	31,550,658	32,738,525

Dilutive effect of common stock equivalents:
RSAs with service-based conditions	22,643	15,127
RSAs with market-based conditions	24,861	100,158
RSAs with performance-based conditions	29,031	64,025
Stock options	86,046	124,655

Weighted average number of common shares outstanding - diluted	31,713,239	33,042,490

Basic net income per common share	$4.31	$3.50

Diluted net income per common share	$4.28	$3.47

The following table summarizes shares excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2023	2022
Anti-dilutive common stock equivalents:
RSAs with service-based conditions	11,163	10,244
RSAs with market-based conditions	8,933	382
RSAs with performance-based conditions	-	7,908
Stock options	22,280	16,587
Total anti-dilutive common stock equivalents	42,376	35,121

10. SHARE-BASED COMPENSATION

Effective July 1, 2015, our eligible employees commenced participation in the 2015 LTIP.  The 2015 LTIP authorizes the Board to grant stock options, stock appreciation rights, restricted shares, restricted share units, performance awards, and dividend equivalents.  All grants are made by issuing new shares and no more than 4.0 million shares of common stock may be issued under the 2015 LTIP.  As of March 31, 2023, we had 1.8 million shares remaining available for issuance under the 2015 LTIP.

Share-based compensation expense is included in selling, general, and administrative expense.  The income tax effect associated with share-based compensation awards is included in income tax expense.

The following table presents share-based compensation amounts recognized in our condensed consolidated statements of operations, in thousands:

	Three Months Ended March 31,
	2023	2022
Share-based compensation expense	$3,135	$3,727
Income tax (expense)/benefit	$(45)	$1,605

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents a summary of our share-based compensation activity for three months ended March 31, 2023, in thousands, except per share amounts:

	RSAs		Stock Options
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance December 31, 2022	173.2	$195.06	182.2	$32.25	$86.79	$13,992.3
Granted	95.4	$202.24	—	$—	$—	—
Converted/Exercised	(95.0)	$145.57	(28.8)	$13.07	$35.67	$4,504.8
Forfeited/Expired	(5.3)	$242.76	—	$—	$—	—
Balance March 31, 2023	168.3	$225.41	153.4	$35.98	$96.40	$17,277.2

Exercisable March 31, 2023 (a)			145.9	$33.25	$90.39	$17,277.2
(a)	The weighted average remaining contractual term for vested stock options is approximately 5.9 years.

We had unrecognized share-based compensation expense related to unvested awards is shown in the following table, dollars in thousands:

	As of March 31, 2023
	Unrecognized Compensation Expense on Unvested Awards	Weighted Average Remaining Compensation Expense Period
RSAs	$24,835	1.2
Stock options	397	0.5
Total unrecognized compensation expense related to unvested awards	$25,232

Our RSAs with performance-based conditions are evaluated on a quarterly basis with adjustments to compensation expense based on the likelihood of the performance target being achieved or exceeded.  The following table shows the range of payouts and the related expense for our outstanding RSAs with performance-based conditions, in thousands:

		Payout Ranges and Related Expense
RSAs with Performance-Based Conditions	Grant Date Fair Value	0%	25%	100%	200%
February 16, 2021	$2,197	$-	$549	$2,197	$4,394
February 15, 2022	$3,097	$-	$774	$3,097	$6,194
February 21, 2023	$4,192	$-	$1,048	$4,192	$8,384

During the first quarter of 2023, RSAs with performance-based conditions that were granted on February 17, 2020 vested based on cumulative three-year achievement of 200%. Total compensation expense recognized over the three-year performance period, net of forfeitures, was $5.0 million.

The fair value of our RSAs with a market-based condition granted under the 2015 LTIP was determined using a Monte Carlo simulation.  The following are key inputs in the Monte Carlo analysis for awards granted in 2023 and 2022:

	2023	2022
Measurement period (years)	2.86	2.87
Risk free interest rate	4.42%	1.76%
Dividend yield	0.00%	0.00%
Estimated fair value of market-based RSAs at grant date	$270.64	$298.20

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. BUSINESS COMBINATIONS

Acquiring businesses is a key part of our ongoing strategy to grow our company and expand our market share.  Each acquisition has been accounted for as a business combination under ASC 805, “Business Combinations.”  Acquisition related costs for the three months ended March 31, 2023 and 2022, were $1.7 million and $0.9 million, respectively.  Acquisition related costs are included in selling, general, and administrative expense in our condensed consolidated statements of operations.

On January 26, 2023, we acquired the assets of the residential insulation business of SRI. This installation acquisition enhanced our presence in Georgia, Michigan, Ohio, Florida, Alabama and South Carolina. The purchase price of $45.8 million was funded by cash on hand and we recognized goodwill of $25.4 in connection with this acquisition.

As third-party or internal valuations are finalized, certain tax aspects of the foregoing transactions are completed, and customer post-closing reviews are concluded, adjustments may be made to the fair value of assets acquired, and in some cases total purchase price, through the end of each measurement period, generally one year following the applicable acquisition date.

The table below provides a summary as of March 31, 2023 for the businesses acquired and paid for with cash during the three months ended March 31, 2022, in thousands:

2022 Acquisitions	Date	Cash Paid	Goodwill Acquired
Billings	2/3/2022	$7,005	$3,313
All others	Various	1,500	780
Total		$8,505	$4,093

Goodwill to be recognized in connection with acquisitions is attributable to the synergies expected to be realized and improvements in the businesses after the acquisitions.  Primarily all of the $25.4 million and $4.1 million of goodwill recorded from acquisitions completed in the three months ended March 31, 2023 and 2022, respectively, is expected to be deductible for income tax purposes.

12.  ACCRUED LIABILITIES

The following table sets forth the components of accrued liabilities, in thousands:

	As of
	March 31, 2023	December 31, 2022
Accrued liabilities:
Salaries, wages, and bonus/commissions	$52,742	$75,901
Income taxes payable	40,740	2,134
Insurance liabilities	28,199	28,870
Customer rebates	11,169	21,561
Deferred revenue	20,738	21,940
Sales and property taxes	15,850	15,757
Interest payable on long-term debt	3,193	12,146
Other	20,716	21,061
Total accrued liabilities	$193,347	$199,370

See Note 3 – Revenue Recognition for discussion of our deferred revenue balances. Accrued income taxes payable increased compared to December 31, 2022, due to the timing of tax payments, which typically occur later in the year.

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.  OTHER COMMITMENTS AND CONTINGENCIES

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

The following table summarizes our outstanding performance, licensing, insurance and other bonds, in thousands:

	As of
	March 31, 2023	December 31, 2022
Outstanding bonds:
Performance bonds	$147,468	$152,434
Licensing, insurance, and other bonds	25,527	25,439
Total bonds	$172,995	$177,873

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

TopBuild Corp., headquartered in Daytona Beach, Florida, is a leading installer and specialty distributor of insulation and other building material products to the construction industry in the United States and Canada.

We operate in two segments: Installation and Specialty Distribution. Our Installation segment installs insulation and other building products nationwide.  As of March 31, 2023, we had approximately 235 Installation branches located across the United States. We install various insulation applications, including fiberglass batts and rolls, blown-in loose fill fiberglass, polyurethane spray foam, and blown-in loose fill cellulose. Additionally, we install other building products including glass and windows, rain gutters, after paint products, fireproofing, garage doors, and fireplaces. We handle every stage of the installation process, including material procurement supplied by leading manufacturers, project scheduling and logistics, multi-phase professional installation, and installation quality assurance.

Our Specialty Distribution segment distributes building and mechanical insulation, insulation accessories, rain gutters, and other building product materials for the residential and commercial/industrial end markets.  As of March 31, 2023, we had approximately 162 distribution centers located across the United States and 18 distribution centers in Canada. Our Specialty Distribution customer base consists of thousands of insulation contractors of all sizes serving a wide variety of residential and commercial/industrial industries, gutter contractors, weatherization contractors, other contractors, dealers, metal building erectors, and modular home builders.

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

For additional details pertaining to our operating results by segment, see Note 7 – Segment Information to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report. For additional details regarding our strategy, material trends in our business and seasonality, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the year ended December 31, 2022, as filed with the SEC on February 23, 2023.

The following discussion and analysis contains forward-looking statements and should be read in conjunction with the unaudited condensed consolidated financial statements, the notes thereto, and the section entitled “Forward-Looking Statements” included in this Quarterly Report.

FIRST QUARTER 2023 VERSUS FIRST QUARTER 2022

The following table sets forth our net sales, gross profit, operating profit, and margins, as reported in our condensed consolidated statements of operations, in thousands:

	Three Months Ended March 31,
	2023	2022
Net sales	$1,265,238	$1,168,918
Cost of sales	895,023	837,717
Cost of sales ratio	70.7%	71.7%

Gross profit	370,215	331,201
Gross profit margin	29.3%	28.3%

Selling, general, and administrative expense	170,784	167,247
Selling, general, and administrative expense to sales ratio	13.5%	14.3%

Operating profit	199,431	163,954
Operating profit margin	15.8%	14.0%

Other expense, net	(16,116)	(11,282)
Income tax expense	(47,445)	(37,961)
Net income	$135,870	$114,711
Net margin	10.7%	9.8%

Sales and Operations

Net sales increased 8.2% for the three months ended March 31, 2023, from the comparable period of 2022.  The increase was primarily driven by a 5.7% impact from higher selling prices, a 1.3% increase in sales from acquisitions, and a 1.2% increase in sales volume.

Gross profit margins were 29.3% and 28.3% for the three months ended March 31, 2023 and 2022, respectively.  Gross profit margin improved primarily due to productivity initiatives, higher selling prices and higher sales volume partially offset by an increase in cost of material.

Selling, general, and administrative expenses as a percentage of sales were 13.5% and 14.3% for the three months ended March 31, 2023 and 2022, respectively.  Decreased selling, general, and administrative expenses as a percent of sales was primarily the result of higher sales and productivity initiatives.

Operating margins were 15.8% and 14.0% for the three months ended March 31, 2023 and 2022, respectively. The increase in operating margins was due to higher selling prices and higher sales volume, and productivity initiatives partially offset by an increase in cost of material.

Business Segment Results

The following table sets forth our net sales and operating profit margins by business segment, in thousands:

	Three Months Ended March 31,
	2023	2022	Percent Change
Net sales by business segment:
Installation	$767,090	$676,693	13.4%
Specialty Distribution	558,375	543,862	2.7%
Intercompany eliminations	(60,227)	(51,637)
Net sales	$1,265,238	$1,168,918	8.2%

Operating profit by business segment:
Installation	$146,897	$112,679	30.4%
Specialty Distribution	73,333	70,420	4.1%
Intercompany eliminations	(9,971)	(8,708)
Operating profit before general corporate expense	210,259	174,391	20.6%
General corporate expense, net	(10,828)	(10,437)
Operating profit	$199,431	$163,954	21.6%

Operating profit margins:
Installation	19.1%	16.7%
Specialty Distribution	13.1%	12.9%
Operating profit margin before general corporate expense	16.6%	14.9%
Operating profit margin	15.8%	14.0%

Installation

Sales

Sales in our Installation segment increased $90.4 million, or 13.4%, for the three months ended March 31, 2023, as compared to the same period in 2022.  Sales increased 5.8% from higher selling prices, 5.4% from higher sales volume, and 2.2% from acquisitions.

Operating margins

Operating margins in our Installation segment were 19.1% and 16.7% for the three months ended March 31, 2023 and 2022, respectively.  The increase in operating margin was driven by higher selling prices, higher sales volume and productivity initiatives partially offset by higher material costs.

Specialty Distribution

Sales

Sales in our Specialty Distribution segment increased $14.5 million, or 2.7%, for the three months ended March 31, 2023, as compared to the same period in 2022. Sales increased 5.7% from higher selling prices which was partially offset by a 3.0% decline in sales volume.

Operating margins

Operating margins in our Specialty Distribution segment were 13.1% and 12.9% for the three months ended March 31, 2023 and 2022, respectively.  The increase in operating margin was driven by higher selling prices and productivity initiatives, offset by a decrease in sales volume and an increase in the cost of material.

OTHER ITEMS

Other expense, net

Other expense, net, was $16.1 million and $11.3 million for the three months ended March 31, 2023 and 2022, respectively. The change primarily related to interest expense, which increased by $6.1 million for the three months ended March 31, 2023, as compared to the same period in 2022, due to higher interest rates on borrowings under the Credit Agreement. This increase in interest expense was partially offset by $2.4 million higher interest income over the same period.

Income tax expense

Income tax expense was $47.4 million, an effective tax rate of 25.9 percent, for the three months ended March 31, 2023, compared to $38.0 million, an effective tax rate of 24.9 percent, for the comparable period in 2022.  The tax rate for the three months ended March 31, 2023, was higher primarily related to a decrease in the benefit related to share-based compensation.

Cash Flows and Liquidity

Significant sources (uses) of cash and cash equivalents are summarized for the periods indicated, in thousands:

	Three Months Ended March 31,
	2023	2022
Changes in cash and cash equivalents:
Net cash provided by operating activities	$169,801	$89,483
Net cash used in investing activities	(60,970)	(32,127)
Net cash used in financing activities	(15,064)	(70,507)
Impact of exchange rate changes on cash	(58)	(75)
Net increase (decrease) in cash and cash equivalents	$93,709	$(13,226)

Net cash flows provided by operating activities increased $80.3 million for the three months ended March 31, 2023, as compared to the prior year period.  Net income was up $21.2 million, or 18.4%, compared with the prior year period, driven by the impact of higher sales prices, sales from acquisitions, and increased sale volumes.  Cash flows provided by operating activities was also favorably impacted by lower levels of inventory and prepaid expenses, which were partially offset by the impact of lower levels of payables.

Net cash used in investing activities was $61.0 million for the three months ended March 31, 2023, primarily composed of $45.9 million for the acquisition of SRI and $15.6 million for purchases of property and equipment, mainly vehicles and machinery & equipment. Net cash used in investing activities was $32.1 million for the three months ended March 31, 2022, primarily composed of $18.4 million for purchases of property and equipment, primarily vehicles, and $14.0 million for acquisitions.

Net cash used in financing activities was $15.1 million for the three months ended March 31, 2023.  During the three months ended March 31, 2023, we used $9.7 million for debt repayments, and $5.3 million net activity related to exercise of share-based incentive awards and stock options.  Net cash used in financing activities was $70.5 million for the three months ended March 31, 2022.  During the three months ended March 31, 2022, we used $50.0 million for the repurchase of common stock, $10.9 million net activity related to exercise of share-based incentive awards and stock options and $9.6 million for debt service requirements.

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

The following table summarizes our liquidity, in thousands:

	As of
	March 31,	December 31,
	2023	2022
Cash and cash equivalents (a)	$333,778	$240,069

Revolving facility	500,000	500,000
Less: standby letters of credit	(67,689)	(67,689)
Availability under revolving facility	432,311	432,311

Total liquidity	$766,089	$672,380

(a) Our cash and cash equivalents consist of AAA-rated money market funds as well as cash held in our demand deposit accounts.

We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to support our ongoing operations and known contractual obligations including funding our debt service requirements, capital expenditures, lease obligations and working capital needs for at least the next twelve months. We also have adequate liquidity to maintain off-balance sheet arrangements for short-term leases, letters of credit, and performance and license bonds. Information regarding our outstanding bonds as of March 31, 2023, is incorporated by reference from Note 13 – Other Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

OUTLOOK

There continues to be uncertainty around the economy due to turmoil in the banking industry, higher interest rates and inflation, which have negatively impacted single family housing starts.  Our sales are benefiting from the significant backlog of single family houses under construction and continued strong multifamily starts.  We expect the current slowdown in single family starts to impact our single family volume in the second half of this year and for multifamily construction levels to remain solid.  We remain optimistic about the long-term fundamentals of the U.S. housing market, supported by a limited supply of both new and existing homes and favorable demographic trends, including increasing household formations.

We also continue to have a strong backlog and bidding activity to support our commercial/industrial sales.  In addition, maintenance and repair on industrial sites will also serve as a continued driver for our business.

OFF-BALANCE SHEET ARRANGEMENTS

We had no material off-balance sheet arrangements during the three months ended March 31, 2023, other than short-term leases, letters of credit, and performance and license bonds, which have been disclosed in Part 1, Item 1 of this Quarterly report.

CONTRACTUAL OBLIGATIONS

There have been no material changes to our contractual obligations from those previously disclosed in our Annual Report for the year ended December 31, 2022, as filed with the SEC on February 23, 2023.

CRITICAL ACCOUNTING POLICIES

We prepare our condensed consolidated financial statements in conformity with GAAP.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of sales and expenses during the reporting period.  Actual results could differ from those estimates.  Our critical accounting policies have not changed from those previously reported in our Annual Report for the year ended December 31, 2022, as filed with the SEC on February 23, 2023.

APPLICATION OF NEW ACCOUNTING STANDARDS

Information regarding application of new accounting standards is incorporated by reference from Note 2 – Accounting Policies to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

FORWARD-LOOKING STATEMENTS

Statements contained in this report that reflect our views about future periods, including our future plans and performance, constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by words such as “will,” “would,” “should,” “anticipate,” “expect,” “believe,” “designed,” “plan,” “may,” “project,” “estimate”  or “intend,” the negative of these terms, and similar references to future periods.  These views involve risks and uncertainties that are difficult to predict and, accordingly, our actual results may differ materially from the results discussed in our forward-looking statements.  We caution you against unduly relying on any of these forward-looking statements.  Our future performance may be affected by the duration and impact of negative macro-economic impacts on the United States economy, specifically with respect to residential, commercial/industrial construction, our ability to collect our receivables from our customers, our reliance on residential new construction, residential repair/remodel, and commercial/industrial construction; our reliance on third-party suppliers and manufacturers; our ability to attract, develop, and retain talented personnel and our sales and labor force; our ability to maintain consistent practices across our locations; our ability to maintain our competitive position; and our ability to realize the expected benefits of our acquisitions.    We discuss the material risks we face under the caption entitled “Risk Factors” in our Annual Report for the year ended December 31, 2022, as filed with the SEC on February 23, 2023, as well as under the caption entitled “Risk Factors” in subsequent reports that we file with the SEC.  Our forward-looking statements in this filing speak only as of the date of this filing.  Factors or events that could cause our actual results to differ may emerge from time to time and it is not possible for us to predict all of them.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements as a result of new information, future events, or otherwise.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have a Term Loan outstanding with a principal balance of $558.8 million and a revolving facility with an aggregate borrowing capacity of $500.0 million. We also have outstanding 3.625% Senior Notes with an aggregate principal balance of $400.0 million and 4.125% Senior Notes with an aggregate principal balance of $500.0 million.  The 3.625% Senior Notes and 4.125% Senior Notes bear a fixed rate of interest and therefore are excluded from the calculation below as they are not subject to fluctuations in interest rates.

Interest payable on both the aggregate Term Loan and revolving facility is based on a variable interest rate.  As a result, we are exposed to market risks related to fluctuations in interest rates on this outstanding indebtedness.  As of March 31, 2023, the applicable interest rate as of such date was 5.91%.  Based on our outstanding borrowings as of March 31, 2023, a 100 basis point increase in the interest rate would result in a $5.5 million increase in our annualized interest expense.  There was no outstanding balance under the revolving facility as of March 31, 2023.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the most recent fiscal quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

The information set forth under the caption “Litigation” in Note 13 – Other Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report, is incorporated by reference herein.

Item 1A.  RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in our Annual Report for the year ended December 31, 2022, as filed with the SEC on February 23, 2023 which are incorporated by reference herein.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 25, 2022, our Board authorized the 2022 Repurchase Program, pursuant to which the Company may purchase up to $200 million of our common stock.  There were no share repurchases executed during the three months ending March 31, 2023, leaving $154.4 million remaining under the 2022 Share Repurchase Program.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

Item 5.  OTHER INFORMATION

On May 1, 2023, Carrie Wood, our Chief Accounting Officer, notified us of her decision to resign from the Company, effective May 25, 2023.  Rob Kuhns, our Chief Financial Officer, will serve as our Principal Accounting Officer from May 25, 2023 until such time that we appoint a successor Principal Accounting Officer.  This disclosure is provided in this Part II, Item 5 in lieu of disclosure under Item 5.02(b) of Form 8-K.

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

May 4, 2023