Form 10-Q
period 2023-06-30
TopBuild Corp
filed 2023-08-03
CIK 1633931

UNITED STATES

SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period June 30, 2023

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

The registrant had outstanding 31,757,295 shares of Common Stock, par value $0.01 per share as of July 27, 2023.

TOPBUILD CORP.

GLOSSARY

We use acronyms, abbreviations, and other defined terms throughout this quarterly report on Form 10-Q, which are defined in the glossary below:

Term	Definition
3.625% Senior Notes	TopBuild's 3.625% senior unsecured notes issued March 15, 2021 and due March 15, 2029
4.125% Senior Notes	TopBuild's 4.125% senior unsecured notes issued October 14, 2021 and due February 15, 2032
2015 LTIP	2015 Long-Term Incentive Program authorizes the Board to grant stock options, stock appreciation rights, restricted shares, restricted share units, performance awards, and dividend equivalents
2021 Repurchase Program	$200 million share repurchase program authorized by the Board on July 26, 2021
2022 Repurchase Program	$200 million share repurchase program authorized by the Board on July 25, 2022
2022 ASR Agreement	$100 million accelerated share repurchase agreement with Bank of America, N.A.
Annual Report	Annual report filed with the SEC on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
ASC	Accounting Standards Codification
Assured	Assured Insulating Inc.
ASU	Accounting Standards Update
Best Insulation	Best Insulation Holdings LLC
Board	Board of Directors of TopBuild
BofA	Bank of America, N.A.
Billings	Billings Insulation Service, Inc.
Credit Agreement	Amended and Restated Credit Agreement, dated March 20, 2020, among TopBuild, BofA as administrative agent, and the other lenders and agents party thereto.
Current Report	Current report filed with the SEC on Form 8-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
DI	DI Super Holdings, Inc.
EBITDA	Earnings before interest, taxes, depreciation, and amortization
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Generally accepted accounting principles in the United States of America
Lenders	Bank of America, N.A., together with the other lenders party to "Credit Agreement"
Net Leverage Ratio	As defined in the “Credit Agreement,” the ratio of outstanding indebtedness, less up to $100 million of unrestricted cash, to EBITDA
NYSE	New York Stock Exchange
Quarterly Report	Quarterly report filed with the SEC on Form 10-Q pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Rocky Mountain	Rocky Mountain Spray Foam & Waterproofing, LLC
ROU	Right of use (asset), as defined in ASC 842
RSA	Restricted stock award
SEC	United States Securities and Exchange Commission
Secured Leverage Ratio	As defined in the “Credit Agreement,” the ratio of outstanding indebtedness, including letters of credit, to EBITDA
SOFR	Secured overnight financing rate
SPI	SPI LLC, d/b/a Specialty Products & Insulation
SRI	SRI Holdings, LLC
Term Loan	TopBuild's secured borrowings under the Credit Agreement due October 7, 2026.
TopBuild	TopBuild Corp. and its wholly-owned consolidated domestic subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TOPBUILD CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands except share data)

	As of
	June 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$526,327	$240,069
Receivables, net of an allowance for credit losses of $16,778 at June 30, 2023, and $16,281 at December 31, 2022	857,664	836,071
Inventories, net	385,049	438,644
Prepaid expenses and other current assets	25,556	34,257
Total current assets	1,794,596	1,549,041

Right of use assets	204,044	205,892
Property and equipment, net	258,746	253,484
Goodwill	1,991,949	1,966,994
Other intangible assets, net	595,706	614,967
Other assets	12,905	16,453
Total assets	$4,857,946	$4,606,831

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$468,602	$487,114
Current portion of long-term debt	45,142	40,068
Accrued liabilities	180,594	199,370
Short-term operating lease liabilities	61,825	60,880
Short-term finance lease liabilities	2,180	2,207
Total current liabilities	758,343	789,639

Long-term debt	1,394,794	1,417,257
Deferred tax liabilities, net	254,777	251,481
Long-term portion of insurance reserves	57,217	59,783
Long-term operating lease liabilities	148,709	149,943
Long-term finance lease liabilities	4,519	6,673
Other liabilities	1,541	2,349
Total liabilities	2,619,900	2,677,125

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value: 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.01 par value: 250,000,000 shares authorized; 39,473,298 shares issued and 31,757,620 outstanding at June 30, 2023, and 39,325,916 shares issued and 31,642,832 outstanding at December 31, 2022	395	393
Treasury stock, 7,715,678 shares at June 30, 2023, and 7,683,084 shares at December 31, 2022, at cost	(699,149)	(692,799)
Additional paid-in capital	895,749	887,367
Retained earnings	2,056,935	1,756,665
Accumulated other comprehensive loss	(15,884)	(21,920)
Total equity	2,238,046	1,929,706
Total liabilities and equity	$4,857,946	$4,606,831

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands except share and per common share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales	$1,317,262	$1,274,285	$2,582,500	$2,443,203
Cost of sales	895,462	890,188	1,790,485	1,727,905
Gross profit	421,800	384,097	792,015	715,298

Selling, general, and administrative expense	184,697	176,876	355,481	344,123
Operating profit	237,103	207,221	436,534	371,175

Other income (expense), net:
Interest expense	(18,558)	(13,410)	(36,597)	(25,375)
Other, net	4,605	(279)	6,528	406
Other expense, net	(13,953)	(13,689)	(30,069)	(24,969)
Income before income taxes	223,150	193,532	406,465	346,206

Income tax expense	(58,750)	(49,835)	(106,195)	(87,796)
Net income	$164,400	$143,697	$300,270	$258,410

Net income per common share:
Basic	$5.20	$4.43	$9.51	$7.93
Diluted	$5.18	$4.41	$9.47	$7.87

Weighted average shares outstanding:
Basic	31,599,744	32,405,292	31,575,337	32,570,988
Diluted	31,731,807	32,614,449	31,722,660	32,827,549

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$164,400	$143,697	$300,270	$258,410
Other comprehensive income (loss):
Foreign currency translation adjustment	4,283	(2,193)	6,037	1,026
Comprehensive income	$168,683	$141,504	$306,307	$259,436

See notes to our unaudited condensed consolidated financial statement

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2023	2022
Cash Flows Provided by (Used in) Operating Activities:
Net income	$300,270	$258,410
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,652	60,621
Share-based compensation	6,886	7,061
Loss on sale of property and equipment	621	525
Amortization of debt issuance costs	1,440	1,427
Provision for bad debt expense	4,031	6,404
Loss from inventory obsolescence	3,290	3,610
Change in certain assets and liabilities:
Receivables, net	(37,247)	(107,739)
Inventories, net	54,623	(82,621)
Prepaid expenses and other current assets	8,897	648
Accounts payable	(8,806)	47,540
Accrued liabilities	(13,872)	16,884
Other, net	1,012	4,927
Net cash provided by operating activities	385,797	217,697

Cash Flows Provided by (Used in) Investing Activities:
Purchases of property and equipment	(30,672)	(36,034)
Acquisition of businesses, net of cash acquired	(45,948)	(18,746)
Proceeds from sale of property and equipment	782	618
Net cash used in investing activities	(75,838)	(54,162)

Cash Flows Provided by (Used in) Financing Activities:
Repayment of long-term debt	(18,829)	(19,287)
Proceeds from revolving credit facility	—	70,000
Repayment of revolving credit facility	—	(70,000)
Taxes withheld and paid on employees' equity awards	(6,350)	(11,667)
Exercise of stock options	1,497	1,452
Repurchase of shares of common stock	—	(150,050)
Payment of contingent consideration	(300)	(35)
Net cash used in financing activities	(23,982)	(179,587)
Impact of exchange rate changes on cash	281	142
Net increase (decrease) in cash and cash equivalents	286,258	(15,910)
Cash and cash equivalents- Beginning of period	240,069	139,779
Cash and cash equivalents- End of period	$526,327	$123,869

Supplemental disclosure of noncash activities:
Leased assets obtained in exchange for new operating lease liabilities	$26,310	$36,129
Accruals for property and equipment	1,449	563

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

(In thousands except share data)

					Accumulated
	Common	Treasury	Additional		Other
	Stock	Stock	Paid-in	Retained	Comprehensive
	($0.01 par value)	at cost	Capital	Earnings	(Loss) Income	Equity
Balance at December 31, 2021	$391	$(431,030)	$873,031	$1,200,676	$(6,634)	$1,636,434
Net income	-	-	-	114,711	-	114,711
Share-based compensation	-	-	3,727	-	-	3,727
Issuance of 52,940 restricted share awards under long-term equity incentive plan	2	-	(2)	-	-	-
Repurchase of 238,154 shares	-	(50,000)	-	-	-	(50,000)
53,073 shares withheld to pay taxes on employees' equity awards	-	(11,658)	-	-	-	(11,658)
12,269 shares issued upon exercise of stock options	-	-	808	-	-	808
Other comprehensive income, net of tax	-	-	-	-	3,218	3,218
Balance at March 31, 2022	$393	$(492,688)	$877,564	$1,315,387	$(3,416)	$1,697,240
Net income	-	-	-	143,697	-	143,697
Share-based compensation	-	-	3,334	-	-	3,334
Repurchase of 409,312 shares pursuant to 2022 ASR Agreement	-	(80,050)	(20,000)	-	-	(100,050)
51 shares withheld to pay taxes on employees' equity awards	-	(9)	-	-	-	(9)
5,835 shares issued upon exercise of stock options	-	-	644	-	-	644
Other comprehensive loss, net of tax	-	-	-	-	(2,193)	(2,193)
Balance at June 30, 2022	$393	$(572,747)	$861,542	$1,459,084	$(5,609)	$1,742,663

					Accumulated
	Common	Treasury	Additional		Other
	Stock	Stock	Paid-in	Retained	Comprehensive
	($0.01 par value)	at cost	Capital	Earnings	(Loss) Income	Equity
Balance at December 31, 2022	$393	$(692,799)	$887,367	$1,756,665	$(21,920)	$1,929,706
Net income	-	-	-	135,870	-	135,870
Share-based compensation	-	-	3,135	-	-	3,135
Issuance of 95,012 restricted share awards under long-term equity incentive plan	2	-	-	-	-	2
32,594 shares withheld to pay taxes on employees' equity awards	-	(6,350)	-	-	-	(6,350)
28,840 shares issued upon exercise of stock options	-	-	1,028	-	-	1,028
Other comprehensive income, net of tax	-	-	-	-	1,753	1,753
Balance at March 31, 2023	$395	$(699,149)	$891,530	$1,892,535	$(20,167)	$2,065,144
Net income	-			164,400	-	164,400
Share-based compensation	-	-	3,751	-	-	3,751
Issuance of 18,768 restricted share awards under long-term equity incentive plan	-	-	-	-	-	-
4,762 shares issued upon exercise of stock options	-	-	468	-	-	468
Other comprehensive income, net of tax	-	-	-	-	4,283	4,283
Balance at June 30, 2023	$395	$(699,149)	$895,749	$2,056,935	$(15,884)	$2,238,046

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

We believe the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to state fairly our financial position as of June 30, 2023, our results of operations and comprehensive income for the three and six months ended June 30, 2023 and 2022, and our cash flows for the six months ended June 30, 2023 and 2022.  The condensed consolidated balance sheet at December 31, 2022 was derived from our audited financial statements, but does not include all disclosures required by GAAP.

These condensed consolidated financial statements and related notes should be read in conjunction with the audited Consolidated Financial Statements included in the Company’s Annual Report for the year ended December 31, 2022, as filed with the SEC on February 23, 2023.

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

The following tables present our revenues disaggregated by market (in thousands):

	Three Months Ended June 30,
	2023				2022
	Installation	Specialty Distribution	Eliminations	Total	Installation	Specialty Distribution	Eliminations	Total
Residential	$668,172	$227,254	$(56,667)	$838,759	$634,078	$247,827	$(50,007)	$831,898
Commercial/Industrial	140,883	347,234	(9,614)	478,503	114,890	339,964	(12,467)	442,387
Net sales	$809,055	$574,488	$(66,281)	$1,317,262	$748,968	$587,791	$(62,474)	$1,274,285

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended June 30,
	2023				2022
	Installation	Specialty Distribution	Eliminations	Total	Installation	Specialty Distribution	Eliminations	Total
Residential	$1,313,875	$451,579	$(108,056)	$1,657,398	$1,197,382	$484,238	$(93,429)	$1,588,191
Commercial/Industrial	262,270	681,283	(18,451)	925,102	228,279	647,415	(20,682)	855,012
Net sales	$1,576,145	$1,132,862	$(126,507)	$2,582,500	$1,425,661	$1,131,653	$(114,111)	$2,443,203

The following tables present our revenues disaggregated by product (in thousands):

	Three Months Ended June 30,
	2023				2022
	Installation	Specialty Distribution	Eliminations	Total	Installation	Specialty Distribution	Eliminations	Total
Insulation and accessories	$633,924	$513,162	$(57,599)	$1,089,487	$590,099	$518,507	$(53,343)	$1,055,263
Glass and windows	68,841	-	-	68,841	57,121	-	-	57,121
Gutters	29,401	44,088	(7,571)	65,918	27,240	50,879	(8,094)	70,025
All other	76,889	17,238	(1,111)	93,016	74,508	18,405	(1,037)	91,876
Net sales	$809,055	$574,488	$(66,281)	$1,317,262	$748,968	$587,791	$(62,474)	$1,274,285

	Six Months Ended June 30,
	2023				2022
	Installation	Specialty Distribution	Eliminations	Total	Installation	Specialty Distribution	Eliminations	Total
Insulation and accessories	$1,234,691	$1,015,964	$(109,572)	$2,141,083	$1,126,440	$998,267	$(97,153)	$2,027,554
Glass and windows	132,283	-	-	132,283	108,317	-	-	108,317
Gutters	57,679	83,931	(14,736)	126,874	50,198	97,509	(15,096)	132,611
All other	151,492	32,967	(2,199)	182,260	140,706	35,877	(1,862)	174,721
Net sales	$1,576,145	$1,132,862	$(126,507)	$2,582,500	$1,425,661	$1,131,653	$(114,111)	$2,443,203

The following table represents our contract assets and contract liabilities with customers, in thousands:

	Included in Line Item on	As of
	Condensed Consolidated	June 30,	December 31,
	Balance Sheets	2023	2022
Contract Assets:
Receivables, unbilled	Receivables, net	$87,305	$75,481

Contract Liabilities:
Deferred revenue	Accrued liabilities	$16,332	$21,940

The aggregate amount remaining on uncompleted performance obligations was $419.3 million as of June 30, 2023. We expect to satisfy the performance obligations and recognize revenue on substantially all of these uncompleted contracts over the next 18 months.

On certain of our long-term contracts, a percentage of the total project cost is withheld and not invoiced to the customer and collected until satisfactory completion of the customer’s project, typically within a year.  This amount is referred to as retainage and is common practice in the construction industry.  Retainage receivables are classified as a component of Receivables, net on our condensed consolidated balance sheets and were $73.5 million and $63.0 million as of June 30, 2023 and December 31, 2022, respectively.

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In the fourth quarter of 2022, we performed an annual assessment on our goodwill resulting in no impairment and there were no indicators of impairment for the six months ended June 30, 2023.

Changes in the carrying amount of goodwill for six months ended June 30, 2023, by segment, were as follows, in thousands:

					Accumulated
	Gross Goodwill		FX Translation	Gross Goodwill	Impairment	Net Goodwill
	December 31, 2022	Additions	Adjustment	June 30, 2023	Losses	June 30, 2023
Goodwill, by segment:
Installation	$1,826,979	$23,568	$-	$1,850,547	$(762,021)	$1,088,526
Specialty Distribution	902,036	-	1,387	903,423	-	903,423
Total goodwill	$2,729,015	$23,568	$1,387	$2,753,970	$(762,021)	$1,991,949

See Note 11 – Business Combinations for goodwill recognized on acquisitions that occurred during the six months ended June 30, 2023.

Other intangible assets, net includes customer relationships, non-compete agreements, and trademarks / trade names.  The following table sets forth our other intangible assets, in thousands:

	As of
	June 30, 2023	December 31, 2022
Gross definite-lived intangible assets	$797,503	$782,316
Accumulated amortization	(201,797)	(167,349)
Net definite-lived intangible assets	$595,706	$614,967

The following table sets forth our amortization expense, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Amortization expense	$17,211	$16,809	$34,107	$33,839

5. LONG-TERM DEBT

The following table reconciles the principal balances of our outstanding debt to our condensed consolidated balance sheets, in thousands:

	As of
	June 30, 2023	December 31, 2022
3.625% Senior Notes due 2029	$400,000	$400,000
4.125% Senior Notes due 2032	500,000	500,000
Term loan due 2026	551,250	566,250
Equipment notes	4,598	8,427
Unamortized debt issuance costs	(15,912)	(17,352)
Total debt, net of unamortized debt issuance costs	1,439,936	1,457,325
Less: current portion of long-term debt	45,142	40,068
Total long-term debt	$1,394,794	$1,417,257

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth our remaining principal payments for our outstanding debt balances as of June 30, 2023, in thousands:

	2023	2024	2025	2026	2027	Thereafter	Total
3.625% Senior Notes	$-	$-	$-	$-	$-	$400,000	$400,000
4.125% Senior Notes	-	-	-	-	-	500,000	500,000
Term loan	18,750	45,000	48,750	438,750	-	-	551,250
Equipment notes	2,489	2,109	-	-	-	-	4,598
Total	$21,239	$47,109	$48,750	$438,750	$-	$900,000	$1,455,848

Credit Agreement

The following table outlines the key terms of the Credit Agreement (dollars in thousands):

Senior secured term loan facility	$300,000
Additional delayed draw term loan	$300,000

Additional term loan and/or revolver capacity available under incremental facility (a)	$300,000

Revolving facility	$500,000
Sublimit for issuance of letters of credit under revolving facility (b)	$100,000
Sublimit for swingline loans under revolving facility (b)	$35,000

Interest rate as of June 30, 2023	6.20%
Scheduled maturity date	10/7/2026
(a)	Additional borrowing capacity is available under the incremental facility, subject to certain terms and conditions (including existing or new lenders providing commitments in respect of such additional borrowing capacity). This incremental facility has not been accessed as of June 30, 2023.
(b)	Use of the sublimits for the issuance of letters of credit and swingline loans reduces the availability under the Revolving Facility.

Interest expense on borrowings under the Credit Agreement is based on an applicable margin rate plus, at our option, either:

●	A base rate determined by reference to the highest of either (i) the federal funds rate plus 0.50 percent, (ii) BofA’s “prime rate,” and (iii) the SOFR rate for U.S. dollar deposits with a term of one month, plus 1.00 percent; or

●	A SOFR rate determined by reference to the costs of funds for deposits in U.S. dollars for the interest period relevant to such borrowings, subject to a floor of 0%.

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

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes our availability under the Revolving Facility, in thousands:

	As of
	June 30, 2023	December 31, 2022
Revolving facility	$500,000	$500,000
Less: standby letters of credit	(67,539)	(67,689)
Availability under revolving facility	$432,461	$432,311

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

Equipment Notes

We did not issue equipment notes during the six months ended June 30, 2023.  The company has issued $41.6 million of equipment notes for the purpose of financing the purchase of vehicles and equipment. The Company’s equipment notes each have a five year term maturing in 2023 and 2024 and bear interest at fixed rates between 2.8% and 4.4%.

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

As of June 30, 2023
Maximum Net Leverage Ratio	3.50:1.00
Minimum Interest Coverage Ratio	3.00:1.00
Compliance as of period end	In Compliance

6. FAIR VALUE MEASUREMENTS

Fair Value on Recurring Basis

The carrying values of cash and cash equivalents, receivables, net, and accounts payable are considered to be representative of their respective fair values due to the short-term nature of these instruments.

Fair Value on Non-Recurring Basis

Fair value measurements were applied to our long-term debt portfolio.  We believe the carrying value of our term loan and equipment notes approximate their fair market value primarily due to the fact that the non-performance risk of servicing our debt obligations, as reflected in our business and credit risk profile, has not materially changed since we assumed our debt obligations under the Credit Agreement.  In addition, due to the floating-rate nature of our term loan, the market value is not subject to variability solely due to changes in the general level of interest rates as is the case with a fixed-rate debt obligation.  Based on market trades of our 3.625% Senior Notes and our 4.125% Senior Notes close to June 30, 2023 (Level 1 fair value measurement), we estimate the fair value of each in the table below:

	As of June 30, 2023
	Fair Value	Gross Carrying Value
3.625% Senior Notes	$350,400	$400,000
4.125% Senior Notes	$430,100	$500,000

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.  SEGMENT INFORMATION

The following tables set forth our net sales and operating results by segment, in thousands:

	Three Months Ended June 30,
	2023	2022	2023	2022

	Net Sales		Operating Profit (b)
Operations by segment (a):
Installation	$809,055	$748,968	$172,278	$139,919
Specialty Distribution	574,488	587,791	85,980	86,749
Intercompany eliminations	(66,281)	(62,474)	(11,198)	(10,435)
Total	$1,317,262	$1,274,285	247,060	216,233
General corporate expense, net (c)			(9,957)	(9,012)
Operating profit, as reported			237,103	207,221
Other expense, net			(13,953)	(13,689)
Income before income taxes			$223,150	$193,532

	Six Months Ended June 30,
	2023	2022	2023	2022

	Net Sales		Operating Profit (b)
Operations by segment (a):
Installation	$1,576,145	$1,425,661	$319,176	$252,598
Specialty Distribution	1,132,862	1,131,653	159,313	157,170
Intercompany eliminations	(126,507)	(114,111)	(21,169)	(19,144)
Total	$2,582,500	$2,443,203	457,320	390,624
General corporate expense, net (c)			(20,786)	(19,449)
Operating profit, as reported			436,534	371,175
Other expense, net			(30,069)	(24,969)
Income before income taxes			$406,465	$346,206

(a)	All of our operations are located primarily in the U.S and to a lesser extent Canada.
(b)	Segment operating profit includes an allocation of general corporate expenses attributable to the operating segments which is based on direct benefit or usage (such as salaries of corporate employees who directly support the segment).
(c)	General corporate expense, net includes expenses not specifically attributable to our segments for functions such as corporate human resources, finance, and legal, including salaries, benefits, and other related costs.

8.  INCOME TAXES

Our effective tax rates were 26.3 percent and 26.1 percent for the three and six months ended June 30, 2023, and 2022, respectively. The effective rates for the three and six months ended June 30, 2022 were 25.8 percent and 25.4 percent, respectively. The higher 2023 tax rate for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, was primarily related to state tax adjustments and miscellaneous items.

A tax expense of $0.2 million related to share-based compensation was recognized in our condensed consolidated statements of operations as a discrete item in income tax expense for the six months ended June 30, 2023. A tax benefit of $1.6 million related to share-based compensation was recognized in our condensed consolidated statements of operations as a discrete item in income tax expense for the six months ended June 30, 2022.

9. NET INCOME PER SHARE

Basic net income per share is calculated by dividing net income by the number of weighted average shares outstanding during the period, without consideration for common stock equivalents.

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Diluted net income per share is calculated by adjusting the number of weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method.

Basic and diluted net income per share were computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (in thousands)	$164,400	$143,697	$300,270	$258,410

Weighted average number of common shares outstanding - basic	31,599,744	32,405,292	31,575,337	32,570,988

Dilutive effect of common stock equivalents:
RSAs with service-based conditions	25,052	12,123	23,848	13,625
RSAs with market-based conditions	20,039	52,871	22,450	76,515
RSAs with performance-based conditions	1,974	39,677	15,503	51,851
Stock options	84,998	104,486	85,522	114,570

Weighted average number of common shares outstanding - diluted	31,731,807	32,614,449	31,722,660	32,827,549

Basic net income per common share	$5.20	$4.43	$9.51	$7.93

Diluted net income per common share	$5.18	$4.41	$9.47	$7.87

The following table summarizes shares excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Anti-dilutive common stock equivalents:
RSAs with service-based conditions	-	18,880	5,582	14,562
RSAs with market-based conditions	-	82	4,467	232
RSAs with performance-based conditions	-	-	-	3,954
Stock options	14,801	22,875	18,541	19,731
Total anti-dilutive common stock equivalents	14,801	41,837	28,590	38,479

10. SHARE-BASED COMPENSATION

Effective July 1, 2015, our eligible employees commenced participation in the 2015 LTIP.  The 2015 LTIP authorizes the Board to grant stock options, stock appreciation rights, restricted shares, restricted share units, performance awards, and dividend equivalents.  All grants are made by issuing new shares and no more than 4.0 million shares of common stock may be issued under the 2015 LTIP.  As of June 30, 2023, we had 1.8 million shares remaining available for issuance under the 2015 LTIP.

Share-based compensation expense is included in selling, general, and administrative expense.  The income tax effect associated with share-based compensation awards is included in income tax expense.

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents share-based compensation amounts recognized in our condensed consolidated statements of operations, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Share-based compensation expense	$3,751	$3,334	$6,886	$7,061
Income tax (expense)/benefit	$(180)	$(32)	$(225)	$1,573

The following table presents a summary of our share-based compensation activity for six months ended June 30, 2023, in thousands, except per share amounts:

	RSAs		Stock Options
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance December 31, 2022	173.2	$195.06	182.2	$32.25	$86.79	$13,992.3
Granted	101.3	$200.90	—	$—	$—	—
Converted/Exercised	(99.4)	$147.26	(33.6)	$16.81	$47.42	$5,041.0
Forfeited/Expired	(7.2)	$231.79	—	$—	$—	—
Balance June 30, 2023	167.9	$226.51	148.6	$35.87	$95.69	$25,306.8

Exercisable June 30, 2023 (a)			141.2	$33.04	$89.44	$24,924.8
(a)	The weighted average remaining contractual term for vested stock options is approximately 5.6 years.

We have unrecognized share-based compensation expense related to unvested awards as shown in the following table, dollars in thousands:

	As of June 30, 2023
	Unrecognized Compensation Expense on Unvested Awards	Weighted Average Remaining Compensation Expense Period
RSAs	$22,105	1.1
Stock options	287	0.4
Total unrecognized compensation expense related to unvested awards	$22,392

Our RSAs with performance-based conditions are evaluated on a quarterly basis with adjustments to compensation expense based on the likelihood of the performance target being achieved or exceeded.  The following table shows the range of payouts and the related expense for our outstanding RSAs with performance-based conditions, in thousands:

		Payout Ranges and Related Expense
RSAs with Performance-Based Conditions	Grant Date Fair Value	0%	25%	100%	200%
February 16, 2021	$2,177	$-	$544	$2,177	$4,354
February 15, 2022	$3,062	$-	$766	$3,062	$6,124
February 21, 2023	$4,156	$-	$1,039	$4,156	$8,312

During the first quarter of 2023, RSAs with performance-based conditions that were granted on February 17, 2020 vested based on cumulative three-year achievement of 200%. Total compensation expense recognized over the three-year performance period, net of forfeitures, was $5.0 million.

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of our RSAs with a market-based condition granted under the 2015 LTIP was determined using a Monte Carlo simulation.  The following are key inputs in the Monte Carlo analysis for awards granted in 2023, 2022, and 2021:

	2023	2022	2021
Measurement period (years)	2.86	2.87	2.87
Risk free interest rate	4.42%	1.76%	0.22%
Dividend yield	0.00%	0.00%	0.00%
Estimated fair value of market-based RSAs at grant date	$270.64	$298.20	$298.66

11. BUSINESS COMBINATIONS

Acquiring businesses is a key part of our ongoing strategy to grow our company and expand our market share.  Each acquisition has been accounted for as a business combination under ASC 805, “Business Combinations.”  Acquisition related costs were $1.1 million and $2.8 million in the three and six months ended June 30, 2023, respectively, and $0.9 million and $1.3 million for the three and six months ended June 30, 2022, respectively.  Acquisition related costs are included in selling, general, and administrative expense in our condensed consolidated statements of operations.

On January 26, 2023, we acquired the assets of the residential insulation business of SRI. This installation acquisition enhanced our presence in Georgia, Michigan, Ohio, Florida, Alabama and South Carolina. The purchase price of $45.8 million was funded by cash on hand and the fair values of the assets acquired and liabilities assumed are as follows as of June 30, 2023, in thousands:

Purchase price fair values:
Accounts receivable	$5,751
Inventories	4,377
Prepaid and other assets	203
Property and equipment	4,623
ROU asset (operating)	4,695
Intangible assets	13,740
Goodwill	23,687
Accounts payable	(6,368)
Lease liabilities (operating)	(4,771)
All other liabilities	(89)
Net assets acquired	$45,848

Estimates of acquired intangible assets related to the acquisition of SRI are as follows as of June 30, 2023, dollars in thousands:

	Estimated Fair Value	Weighted Average Estimated Useful Life (Years)
Customer relationships	$12,020	12
Trademarks and trade names	1,520	10
Non-compete agreements	200	5
Total intangible assets acquired	$13,740	12

As third-party or internal valuations are finalized, certain tax aspects of the foregoing transactions are completed, and customer post-closing reviews are concluded, adjustments may be made to the fair value of assets acquired, and in some cases total purchase price, through the end of each measurement period, generally one year following the applicable acquisition date.

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below provides a summary as of June 30, 2023 for the businesses acquired during the six months ended June 30, 2022, in thousands:

2022 Acquisitions	Date	Cash Paid	Contingent Consideration	Goodwill Acquired
Billings	2/3/2022	$7,005	$—	$3,313
Assured	4/7/2022	4,719	600	3,406
All others	Various	1,500	—	780
Total		$13,224	$600	$7,499

Goodwill to be recognized in connection with acquisitions is attributable to the synergies expected to be realized and improvements in the businesses after the acquisitions.  Primarily all of the $23.7 million and $7.5 million of goodwill recorded from acquisitions completed in the six months ended June 30, 2023 and 2022, respectively, is expected to be deductible for income tax purposes.

12.  ACCRUED LIABILITIES

The following table sets forth the components of accrued liabilities, in thousands:

	As of
	June 30, 2023	December 31, 2022
Accrued liabilities:
Salaries, wages, and bonus/commissions	$68,353	$75,237
Insurance liabilities	28,663	28,870
Customer rebates	12,492	21,561
Deferred revenue	16,332	21,940
Sales and property taxes	15,765	15,757
Interest payable on long-term debt	11,978	12,146
Other	27,011	23,859
Total accrued liabilities	$180,594	$199,370

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

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following table summarizes our outstanding performance, licensing, insurance, and other bonds, in thousands:

	As of
	June 30, 2023	December 31, 2022
Outstanding bonds:
Performance bonds	$140,363	$152,434
Licensing, insurance, and other bonds	25,559	25,439
Total bonds	$165,922	$177,873

14. SUBSEQUENT EVENTS

On July 10, 2023, we acquired the assets of the residential insulation installer business Rocky Mountain. This installation acquisition enhanced our presence in the Colorado market. The purchase price of approximately $7.2 million was funded by cash on hand.

On July 17, 2023, we acquired the assets of the residential insulation business Best Insulation. This installation acquisition enhanced our presence in Texas, Arizona, Tennessee, and Florida markets. The purchase price of approximately $95.0 million was funded by cash on hand.

Both acquisitions were accounted for as a business combination under ASC 805, “Business Combinations.” During the measurement period, we expect to receive additional detailed information to complete the purchase price allocation.

On July 26, 2023, we entered into an agreement to acquire SPI, a leading installer and specialty distributor of insulation and building material products to the construction industry in the United States and Canada.  SPI has 85 branches across the United States and 4 branches in Canada.  We expect to fund this $960.0 million transaction with a new $550.0 million delayed draw term loan and cash on hand.  The transaction is subject to customary closing conditions, including expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

On July 26, 2023, we entered into Amendment No. 4 to our Credit Agreement, which among other things, (i) increases the permitted borrowings from $300.0 million to $850.0 million, and (ii) provides for a new $550.0 million delayed draw term loan, the proceeds of which will be used, in part, to finance the acquisition of SPI.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

TopBuild, headquartered in Daytona Beach, Florida, is a leading installer and specialty distributor of insulation and other building material products to the construction industry in the United States and Canada.

We operate in two segments: Installation and Specialty Distribution. Our Installation segment installs insulation and other building products nationwide.  As of June 30, 2023, we had approximately 235 Installation branches located across the United States. We install various insulation applications, including fiberglass batts and rolls, blown-in loose fill fiberglass, polyurethane spray foam, and blown-in loose fill cellulose. Additionally, we install other building products including glass and windows, rain gutters, after paint products, fireproofing, garage doors, and fireplaces. We handle every stage of the installation process, including material procurement supplied by leading manufacturers, project scheduling and logistics, multi-phase professional installation, and installation quality assurance.

Our Specialty Distribution segment distributes building and mechanical insulation, insulation accessories, rain gutters, and other building product materials for the residential and commercial/industrial end markets.  As of June 30, 2023, we had approximately 156 distribution centers located across the United States and 18 distribution centers in Canada. Our Specialty Distribution customer base consists of thousands of insulation contractors of all sizes serving a wide variety of residential and commercial/industrial industries, gutter contractors, weatherization contractors, other contractors, dealers, metal building erectors, and modular home builders.

We believe that having both Installation and Specialty Distribution provides us with several distinct competitive advantages.  First, the combined buying power of our two business segments, along with our scale, strengthens our ties to the major manufacturers of insulation and other building material products.  This helps to ensure we are buying competitively and ensures the availability of supply to our local branches and distribution centers.   The overall effect is driving efficiencies through our supply chain.  Second, being a leader in both installation and specialty distribution allows us to reach a broader set of builders and contractors more effectively, regardless of their size or geographic location in the U.S. and Canada, and leverage housing and commercial/industrial construction growth wherever it occurs.  Third, during housing industry downturns, many insulation contractors who buy directly from manufacturers during industry peaks return to purchasing through specialty distributors.  As a result, this helps to reduce our exposure to cyclical swings in our business.

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

SECOND QUARTER 2023 VERSUS SECOND QUARTER 2022

The following table sets forth our net sales, gross profit, operating profit, and margins, as reported in our condensed consolidated statements of operations, in thousands:

	Three Months Ended June 30,
	2023	2022
Net sales	$1,317,262	$1,274,285
Cost of sales	895,462	890,188
Cost of sales ratio	68.0%	69.9%

Gross profit	421,800	384,097
Gross profit margin	32.0%	30.1%

Selling, general, and administrative expense	184,697	176,876
Selling, general, and administrative expense to sales ratio	14.0%	13.9%

Operating profit	237,103	207,221
Operating profit margin	18.0%	16.3%

Other expense, net	(13,953)	(13,689)
Income tax expense	(58,750)	(49,835)
Net income	$164,400	$143,697
Net margin	12.5%	11.3%

Sales and Operations

Net sales increased 3.4% for the three months ended June 30, 2023, from the comparable period of 2022.  The increase was primarily driven by a 1.8% impact from higher selling prices, a 1.3% increase in sales from acquisitions, and a 0.2% increase in sales volume.

Gross profit margins were 32.0% and 30.1% for the three months ended June 30, 2023 and 2022, respectively.  Gross profit margin improved primarily due to productivity initiatives, continued synergies from our 2021 acquisition of DI, and higher selling prices partially offset by higher material costs.

Selling, general, and administrative expenses as a percentage of sales were 14.0% and 13.9% for the three months ended June 30, 2023 and 2022, respectively. Selling, general, and administrative expenses as a percentage of sales were slightly higher due to increased incentive compensation and headcount costs partially offset by continued realization of synergies on our 2021 acquisition of DI.

Operating margins were 18.0% and 16.3% for the three months ended June 30, 2023 and 2022, respectively. The increase in operating margins was due to productivity initiatives, continued realization of synergies from our 2021 acquisition of DI, and higher selling prices partially offset by higher material costs and slightly higher selling, general, and administrative expenses compared to the same quarter in 2022.

Business Segment Results

The following table sets forth our net sales and operating profit margins by business segment, in thousands:

	Three Months Ended June 30,
	2023	2022	Percent Change
Net sales by business segment:
Installation	$809,055	$748,968	8.0%
Specialty Distribution	574,488	587,791	(2.3)%
Intercompany eliminations	(66,281)	(62,474)
Net sales	$1,317,262	$1,274,285	3.4%

Operating profit by business segment:
Installation	$172,278	$139,919	23.1%
Specialty Distribution	85,980	86,749	(0.9)%
Intercompany eliminations	(11,198)	(10,435)
Operating profit before general corporate expense	247,060	216,233	14.3%
General corporate expense, net	(9,957)	(9,012)
Operating profit	$237,103	$207,221	14.4%

Operating profit margins:
Installation	21.3%	18.7%
Specialty Distribution	15.0%	14.8%
Operating profit margin before general corporate expense	18.8%	17.0%
Operating profit margin	18.0%	16.3%

Installation

Sales

Sales in our Installation segment increased $60.1 million, or 8.0%, for the three months ended June 30, 2023, as compared to the same period in 2022.  Sales increased 2.9% from both higher selling prices and sales volume, and 2.2% from acquisitions.

Operating margins

Operating margins in our Installation segment were 21.3% and 18.7% for the three months ended June 30, 2023 and 2022, respectively.  The increase in operating margin was primarily driven by productivity initiatives and higher sales partially offset by higher material costs compared to the same quarter in 2022.

Specialty Distribution

Sales

Sales in our Specialty Distribution segment decreased $13.3 million, or 2.3%, for the three months ended June 30, 2023, as compared to the same period in 2022. Sales decreased 2.9% from lower sales volume, which was partially offset by a 0.6% increase from higher selling prices.

Operating margins

Operating margins in our Specialty Distribution segment were 15.0% and 14.8% for the three months ended June 30, 2023 and 2022, respectively.  The increase in operating margin was driven by productivity initiatives and continued realization of synergies from our 2021 acquisition of DI, partially offset by lower sales volume.

OTHER ITEMS

Other expense, net

Other expense, net, was $14.0 million and $13.7 million for the three months ended June 30, 2023 and 2022, respectively. Interest expense increased by $5.1 million for the three months ended June 30, 2023 due to significantly higher interest rates on borrowings under the Credit Agreement compared to the same period in 2022. This increase in interest expense was partially offset by $4.8 million higher interest income over the same period as a result of higher interest rates and cash balances.

Income tax expense

Income tax expense was $58.8 million, an effective tax rate of 26.3 percent, for the three months ended June 30, 2023, compared to $49.8 million, an effective tax rate of 25.8 percent, for the comparable period in 2022.  The tax rate for the three months ended June 30, 2023, was higher primarily related to state tax adjustments and miscellaneous items.

FIRST SIX MONTHS 2023 VERSUS FIRST SIX MONTHS 2022

The following table sets forth our net sales, gross profit, operating profit, and margins, as reported in our condensed consolidated statements of operations, in thousands:

	Six Months Ended June 30,
	2023	2022
Net sales	$2,582,500	$2,443,203
Cost of sales	1,790,485	1,727,905
Cost of sales ratio	69.3%	70.7%

Gross profit	792,015	715,298
Gross profit margin	30.7%	29.3%

Selling, general, and administrative expense	355,481	344,123
Selling, general, and administrative expense to sales ratio	13.8%	14.1%

Operating profit	436,534	371,175
Operating profit margin	16.9%	15.2%

Other expense, net	(30,069)	(24,969)
Income tax expense	(106,195)	(87,796)
Net income	$300,270	$258,410
Net margin	11.6%	10.6%

Sales and Operations

Net sales increased 5.7% for the six months ended June 30, 2023, from the comparable period of 2022.  The increase was primarily driven by a 3.7% increase due to higher selling prices, a 1.3% impact from our acquisitions and a 0.7% increase in sales volume.

Gross profit margins were 30.7% and 29.3% for the six months ended June 30, 2023 and 2022, respectively.  Gross profit margin improved primarily due to productivity initiatives, continued realization of synergies from our 2021 acquisition of DI, and higher selling prices partially offset by higher material costs.

Selling, general, and administrative expense, as a percent of sales, was 13.8% and 14.1% for the six months ended June 30, 2023 and 2022, respectively.  The decrease in selling, general, and administrative expenses as a percentage of sales was driven primarily by higher sales and continued realization of synergies from our 2021 acquisition of DI, partially offset by increased incentive compensation and headcount costs.

Operating margins were 16.9% and 15.2% for the six months ended June 30, 2023 and 2022, respectively. The increase in operating margins was due to higher selling prices and sales from acquisitions, productivity initiatives and continued realization of synergies from our 2021 acquisition of DI partially offset by higher material costs and selling, general and administrative expenses compared to the same period in 2022.

Business Segment Results

The following table sets forth our net sales and operating profit margins by business segment, in thousands:

	Six Months Ended June 30,
	2023	2022	Percent Change
Net sales by business segment:
Installation	$1,576,145	$1,425,661	10.6%
Specialty Distribution	1,132,862	1,131,653	0.1%
Intercompany eliminations	(126,507)	(114,111)
Net sales	$2,582,500	$2,443,203	5.7%

Operating profit by business segment (a):
Installation	$319,176	$252,598	26.4%
Specialty Distribution	159,313	157,170	1.4%
Intercompany eliminations	(21,169)	(19,144)
Operating profit before general corporate expense	457,320	390,624	17.1%
General corporate expense, net (b)	(20,786)	(19,449)
Operating profit	$436,534	$371,175	17.6%

Operating profit margins:
Installation	20.3%	17.7%
Specialty Distribution	14.1%	13.9%
Operating profit margin before general corporate expense	17.7%	16.0%
Operating profit margin	16.9%	15.2%

Installation

Sales

Sales in our Installation segment increased $150.5 million, or 10.6%, for the six months ended June 30, 2023, as compared to the same period in 2022.  Sales increased 4.3% from higher selling prices, 4.1% from higher sales volume and 2.2% from our acquisitions.

Operating margins

Operating margins in our Installation segment were 20.3% and 17.7% for the six months ended June 30, 2023 and 2022, respectively.  The increase in operating margin was primarily driven by productivity initiatives, higher sales volume, and higher selling prices partially offset by higher material costs compared to the same quarter in 2022.

Specialty Distribution

Sales

Sales in our Specialty Distribution segment increased $1.2 million, or 0.1%, for the six months ended June 30, 2023, as compared to the same period in 2022.  Sales increased 3.0% from higher selling prices which was offset by a 2.9% decline in sales volume.

Operating margins

Operating margins in our Specialty Distribution segment were 14.1% and 13.9% for the six months ended June 30, 2023 and 2022, respectively.  The increase in operating margins was driven by productivity initiatives, continued realization of synergies from our 2021 acquisition of DI, and higher selling prices partially offset by lower sales volume and higher material costs.

OTHER ITEMS

Other expense, net

Other expense, net, which primarily consisted of interest expense, was $30.1 million and $25.0 million for the six months ended June 30, 2023 and 2022, respectively.  Interest expense increased by $11.2 million for the six months ended June 30, 2023 due to significantly higher interest rates on our borrowings under the Credit Agreement compared to the same period in 2022. This increase in interest expense was partially offset by $7.2 million higher interest income over the same period due to higher interest rates and cash balances.

Income tax expense

Income tax expense was $106.2 million, an effective tax rate of 26.1 percent, for the six months ended June 30, 2023 compared to $87.8 million, an effective tax rate of 25.4 percent, for the comparable period in 2022. The tax rate for the six months ended June 30, 2023 was higher primarily related to a decrease in the benefit related to share-based compensation.

Cash Flows and Liquidity

Significant sources (uses) of cash and cash equivalents are summarized for the periods indicated, in thousands:

	Six Months Ended June 30,
	2023	2022
Changes in cash and cash equivalents:
Net cash provided by operating activities	$385,797	$217,697
Net cash used in investing activities	(75,838)	(54,162)
Net cash used in financing activities	(23,982)	(179,587)
Impact of exchange rate changes on cash	281	142
Net increase (decrease) in cash and cash equivalents	$286,258	$(15,910)

Net cash flows provided by operating activities increased $168.1 million for the six months ended June 30, 2023, as compared to the prior year period.  Net income was up $41.9 million, or 16.2%, compared with the prior year period, driven by productivity initiatives, continued realization of synergies from our acquisition of DI and higher selling prices partially offset by lower sales volume and higher material costs. Cash flows provided by operating activities was higher in the six months ended June 30, 2023 as compared to the same period in 2022, due to changes in inventory and accounts receivable.

Net cash used in investing activities was $75.8 million for the six months ended June 30, 2023, primarily composed of $45.9 million for the acquisition of SRI and $30.7 million for purchases of property and equipment, mainly vehicles and equipment. Net cash used in investing activities was $54.2 million for the six months ended June 30, 2022, primarily composed of $36.0 million for purchases of property and equipment, mainly vehicles, and $18.7 million for acquisitions.

Net cash used in financing activities was $24.0 million for the six months ended June 30, 2023.  During the six months ended June 30, 2023, we used $18.8 million for debt repayments and incurred $4.9 million net cash outflow related to exercise of share-based incentive awards and stock options. Net cash used in financing activities was $179.6 million for the six months ended June 30, 2022. During the six months ended June 30, 2022, we used $150.1 million for the repurchase of common stock pursuant to the 2021 Repurchase Program, $19.3 million for debt repayments, and $10.2 million net activity related to exercise of share-based incentive awards and stock options. Additionally, we borrowed and repaid $70.0 million on our Revolving Facility, all within the second quarter of 2022.

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

The following table summarizes our liquidity, in thousands:

	As of
	June 30,	December 31,
	2023	2022
Cash and cash equivalents (a)	$526,327	$240,069

Revolving facility	500,000	500,000
Less: standby letters of credit	(67,539)	(67,689)
Availability under revolving facility	432,461	432,311

Total liquidity	$958,788	$672,380

(a) Our cash and cash equivalents consist of AAA-rated money market funds as well as cash held in our demand deposit accounts.

We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to support our ongoing operations and known contractual obligations including funding our debt service requirements, capital expenditures, lease obligations and working capital needs for at least the next twelve months. We also have adequate liquidity to maintain off-balance sheet arrangements for short-term leases, letters of credit, and performance and license bonds. Information regarding our outstanding bonds as of June 30, 2023, is incorporated by reference from Note 13 – Other Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

OUTLOOK

Residential New Construction

Recent builder sentiment and May housing starts data have increased optimism for the single family housing market.  Coming into 2023, we saw a continued slowdown in single family starts and although we expect this slowdown to impact our single family volume in the second half of this year, we believe it will be less than we originally anticipated.  Multifamily starts have remained strong and we expect our multifamily construction volume to remain solid through the end of the year.  Our sales the first half of 2023 benefitted from the significant backlog of houses under construction and continued strong multifamily activity.  While there is still some uncertainty around the economy and the impacts of higher interest rates, we remain optimistic about the long-term fundamentals of the U.S. housing market, supported by a limited supply of both new and existing homes and favorable demographic trends, including increasing household formations.

Commercial and Industrial Construction

We continue to have a strong backlog and bidding activity to support our commercial/industrial sales.  We see a lot of major projects being planned across several different industries fueling demand for our Specialty Distribution products. In addition, maintenance and repair on industrial sites will serve as a continued driver for our business.

OFF-BALANCE SHEET ARRANGEMENTS

We had no material off-balance sheet arrangements during the three months ended June 30, 2023, other than short-term leases, letters of credit, and performance and license bonds, which have been disclosed in Part 1, Item 1 of this Quarterly report.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have a Term Loan outstanding with a principal balance of $551.3 million and a revolving facility with an aggregate borrowing capacity of $500.0 million. We also have outstanding 3.625% Senior Notes with an aggregate principal balance of $400.0 million and 4.125% Senior Notes with an aggregate principal balance of $500.0 million.  The 3.625% Senior Notes and 4.125% Senior Notes bear a fixed rate of interest and therefore are excluded from the calculation below as they are not subject to fluctuations in interest rates.

Interest payable on both the aggregate Term Loan and revolving facility is based on a variable interest rate.  As a result, we are exposed to market risks related to fluctuations in interest rates on this outstanding indebtedness.  As of June 30, 2023, the applicable interest rate as of such date was 6.20%.  Based on our outstanding borrowings as of June 30, 2023, a 100-basis point increase in the interest rate would result in a $5.4 million increase in our annualized interest expense.  There was no outstanding balance under the revolving facility as of June 30, 2023.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the most recent fiscal quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 25, 2022, our Board authorized the 2022 Repurchase Program, pursuant to which the Company may purchase up to $200 million of our common stock.  There were no share repurchases executed during the six months ended June 30, 2023, leaving $154.4 million remaining under the 2022 Share Repurchase Program.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

Item 5.  OTHER INFORMATION

During the quarter ended June 30, 2023, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408 of Regulation S-K).

Item 6. EXHIBITS

The Exhibits listed on the accompanying Index to Exhibits are filed or furnished (as noted on such Index) as part of this Quarterly Report and incorporated herein by reference.

INDEX TO EXHIBITS

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Title	Form	Exhibit	Filing Date	Herewith
10.16

Amendment No. 4 to Amended and Restated Credit Agreement and Increase Joinder, dated July 26, 2023, among TopBuild Corp., Bank of America, N.A. as administrative agent, and the other lenders and agents party thereto.

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
(Principal Financial Officer and Principal Accounting Officer)

August 3, 2023