Form 10-Q
period 2023-09-30
TopBuild Corp
filed 2023-10-31
CIK 1633931

UNITED STATES

SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period September 30, 2023

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

The registrant had outstanding 31,773,944 shares of Common Stock, par value $0.01 per share as of October 24, 2023.

TOPBUILD CORP.

GLOSSARY

We use acronyms, abbreviations, and other defined terms throughout this quarterly report on Form 10-Q, which are defined in the glossary below:

Term	Definition
3.625% Senior Notes	TopBuild's 3.625% senior unsecured notes issued March 15, 2021 and due March 15, 2029
4.125% Senior Notes	TopBuild's 4.125% senior unsecured notes issued October 14, 2021 and due February 15, 2032
2015 LTIP	2015 Long-Term Incentive Program authorizes the Board to grant stock options, stock appreciation rights, restricted shares, restricted share units, performance awards, and dividend equivalents
2021 Repurchase Program	$200 million share repurchase program authorized by the Board on July 26, 2021
2022 Repurchase Program	$200 million share repurchase program authorized by the Board on July 25, 2022
Amendment No. 4	Amendment No. 4 to the Credit Agreement dated July 26, 2023
2022 ASR Agreement	$100 million accelerated share repurchase agreement with Bank of America, N.A.
Annual Report	Annual report filed with the SEC on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
ASC	Accounting Standards Codification
Assured	Assured Insulating Inc.
ASU	Accounting Standards Update
Best	Best Insulation Holdings LLC
Board	Board of Directors of TopBuild
BofA	Bank of America, N.A.
Billings	Billings Insulation Service, Inc.
Credit Agreement	Amended and Restated Credit Agreement, dated March 20, 2020, among TopBuild, BofA as administrative agent, and the other lenders and agents party thereto
Current Report	Current report filed with the SEC on Form 8-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
EBITDA	Earnings before interest, taxes, depreciation, and amortization
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Generally accepted accounting principles in the United States of America
Lenders	Bank of America, N.A., together with the other lenders party to "Credit Agreement"
Net Leverage Ratio	As defined in the “Credit Agreement,” the ratio of outstanding indebtedness, less up to $100 million of unrestricted cash, to EBITDA
NYSE	New York Stock Exchange
Quarterly Report	Quarterly report filed with the SEC on Form 10-Q pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Rocky Mountain	Rocky Mountain Spray Foam & Waterproofing, LLC
ROU	Right of use (asset), as defined in ASC 842
RSA	Restricted stock award
SEC	United States Securities and Exchange Commission
Secured Leverage Ratio	As defined in the “Credit Agreement,” the ratio of outstanding indebtedness, including letters of credit, to EBITDA
SOFR	Secured overnight financing rate
SPI	SPI LLC, d/b/a Specialty Products & Insulation
SRI	SRI Holdings, LLC
Term Loan	TopBuild's secured borrowings under the Credit Agreement due October 7, 2026
Term Facility Two	$550 million delayed draw term loan to be used to fund the future acquisition of SPI
TopBuild	TopBuild Corp. and its wholly-owned consolidated domestic subsidiaries

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TOPBUILD CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands except share data)

	As of
	September 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$615,612	$240,069
Receivables, net of an allowance for credit losses of $17,880 at September 30, 2023, and $16,281 at December 31, 2022	870,890	836,071
Inventories, net	357,179	438,644
Prepaid expenses and other current assets	38,104	34,257
Total current assets	1,881,785	1,549,041

Right of use assets	209,707	205,892
Property and equipment, net	264,581	253,484
Goodwill	2,039,777	1,966,994
Other intangible assets, net	606,940	614,967
Other assets	11,300	16,453
Total assets	$5,014,090	$4,606,831

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$455,840	$487,114
Current portion of long-term debt	48,057	40,068
Accrued liabilities	183,084	199,370
Short-term operating lease liabilities	64,632	60,880
Short-term finance lease liabilities	2,057	2,207
Total current liabilities	753,670	789,639

Long-term debt	1,383,717	1,417,257
Deferred tax liabilities, net	252,419	251,481
Long-term portion of insurance reserves	58,343	59,783
Long-term operating lease liabilities	151,970	149,943
Long-term finance lease liabilities	4,596	6,673
Other liabilities	1,548	2,349
Total liabilities	2,606,263	2,677,125

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value: 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.01 par value: 250,000,000 shares authorized; 39,489,942 shares issued and 31,774,264 outstanding at September 30, 2023, and 39,325,916 shares issued and 31,642,832 outstanding at December 31, 2022	395	393
Treasury stock, 7,715,678 shares at September 30, 2023, and 7,683,084 shares at December 31, 2022, at cost	(699,149)	(692,799)
Additional paid-in capital	900,936	887,367
Retained earnings	2,224,537	1,756,665
Accumulated other comprehensive loss	(18,892)	(21,920)
Total equity	2,407,827	1,929,706
Total liabilities and equity	$5,014,090	$4,606,831

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands except share and per common share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	$1,326,120	$1,300,998	$3,908,620	$3,744,201
Cost of sales	905,430	905,250	2,695,916	2,633,155
Gross profit	420,690	395,748	1,212,704	1,111,046

Selling, general, and administrative expense	183,198	172,874	538,679	516,997
Operating profit	237,492	222,874	674,025	594,049

Other income (expense), net:
Interest expense	(18,830)	(14,561)	(55,427)	(39,936)
Other, net	6,015	(303)	12,542	103
Other expense, net	(12,815)	(14,864)	(42,885)	(39,833)
Income before income taxes	224,677	208,010	631,140	554,216

Income tax expense	(57,075)	(54,264)	(163,270)	(142,060)
Net income	$167,602	$153,746	$467,870	$412,156

Net income per common share:
Basic	$5.30	$4.79	$14.81	$12.72
Diluted	$5.27	$4.76	$14.74	12.63

Weighted average shares outstanding:
Basic	31,615,110	32,076,285	31,588,740	32,404,275
Diluted	31,788,812	32,279,820	31,744,856	32,643,161

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$167,602	$153,746	$467,870	$412,156
Other comprehensive (loss) income:
Foreign currency translation adjustment	(3,008)	(15,158)	3,029	(14,133)
Comprehensive income	$164,594	$138,588	$470,899	$398,023

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2023	2022
Cash Flows Provided by (Used in) Operating Activities:
Net income	$467,870	$412,156
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	98,216	93,051
Share-based compensation	11,080	9,673
Loss on sale of assets	2,733	76
Amortization of debt issuance costs	2,161	2,147
Provision for bad debt expense	7,380	8,837
Loss from inventory obsolescence	3,617	5,127
Change in certain assets and liabilities:
Receivables, net	(52,482)	(152,578)
Inventories, net	82,960	(101,148)
Prepaid expenses and other current assets	(3,267)	(807)
Accounts payable	(21,361)	49,079
Accrued liabilities	(9,027)	3,469
Other, net	(1,402)	6,548
Net cash provided by operating activities	588,478	335,630

Cash Flows Provided by (Used in) Investing Activities:
Purchases of property and equipment	(48,076)	(56,044)
Acquisition of businesses, net of cash acquired	(147,614)	(20,500)
Proceeds from sale of assets	14,674	2,877
Net cash used in investing activities	(181,016)	(73,667)

Cash Flows Provided by (Used in) Financing Activities:
Repayment of long-term debt	(27,711)	(28,968)
Proceeds from revolving credit facility	—	70,000
Repayment of revolving credit facility	—	(70,000)
Taxes withheld and paid on employees' equity awards	(6,350)	(11,719)
Exercise of stock options	2,489	2,028
Repurchase of shares of common stock	—	(200,050)
Payment of contingent consideration	(300)	(1,674)
Net cash used in financing activities	(31,872)	(240,383)
Impact of exchange rate changes on cash	(47)	(1,975)
Net increase in cash and cash equivalents	375,543	19,605
Cash and cash equivalents - Beginning of period	240,069	139,779
Cash and cash equivalents - End of period	$615,612	$159,384

Supplemental disclosure of noncash activities:
Leased assets obtained in exchange for new operating lease liabilities	$45,525	$80,186
Accruals for property and equipment	305	395

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

(In thousands except share data)

					Accumulated
	Common	Treasury	Additional		Other
	Stock	Stock	Paid-in	Retained	Comprehensive
	($0.01 par value)	at cost	Capital	Earnings	(Loss) Income	Equity
Balance at December 31, 2021	$391	$(431,030)	$873,031	$1,200,676	$(6,634)	$1,636,434
Net income	-	-	-	114,711	-	114,711
Share-based compensation	-	-	3,727	-	-	3,727
Issuance of 52,940 restricted share awards under long-term equity incentive plan	2	-	(2)	-	-	-
Repurchase of 238,154 shares	-	(50,000)	-	-	-	(50,000)
53,073 shares withheld to pay taxes on employees' equity awards	-	(11,658)	-	-	-	(11,658)
12,269 shares issued upon exercise of stock options	-	-	808	-	-	808
Other comprehensive income, net of tax	-	-	-	-	3,218	3,218
Balance at March 31, 2022	$393	$(492,688)	$877,564	$1,315,387	$(3,416)	$1,697,240
Net income	-	-	-	143,697	-	143,697
Share-based compensation	-	-	3,334	-	-	3,334
Repurchase of 409,312 shares pursuant to 2022 ASR Agreement	-	(80,050)	(20,000)	-	-	(100,050)
51 shares withheld to pay taxes on employees' equity awards	-	(9)	-	-	-	(9)
5,835 shares issued upon exercise of stock options	-	-	644	-	-	644
Other comprehensive loss, net of tax	-	-	-	-	(2,193)	(2,193)
Balance at June 30, 2022	$393	$(572,747)	$861,542	$1,459,084	$(5,609)	$1,742,663
Net income	-	-	-	153,746	-	153,746
Share-based compensation	-	-	2,611	-	-	2,611
Repurchase of 142,351 shares pursuant to the settlement of the 2022 ASR Agreement	-	(20,000)	20,000	-	-	-
Repurchase of 269,544 shares	-	(49,999)	-	-	-	(49,999)
7,111 shares issued upon exercise of stock options	-	-	576	-	-	576
Other comprehensive loss, net of tax	-	-	-	-	(15,158)	(15,158)
Balance at September 30, 2022	$393	$(642,746)	$884,729	$1,612,830	$(20,767)	$1,834,439

					Accumulated
	Common	Treasury	Additional		Other
	Stock	Stock	Paid-in	Retained	Comprehensive
	($0.01 par value)	at cost	Capital	Earnings	(Loss) Income	Equity
Balance at December 31, 2022	$393	$(692,799)	$887,367	$1,756,665	$(21,920)	$1,929,706
Net income	-	-	-	135,870	-	135,870
Share-based compensation	-	-	3,135	-	-	3,135
Issuance of 95,012 restricted share awards under long-term equity incentive plan	2	-	-	-	-	2
32,594 shares withheld to pay taxes on employees' equity awards	-	(6,350)	-	-	-	(6,350)
28,840 shares issued upon exercise of stock options	-	-	1,028	-	-	1,028
Other comprehensive income, net of tax	-	-	-	-	1,753	1,753
Balance at March 31, 2023	$395	$(699,149)	$891,530	$1,892,535	$(20,167)	$2,065,144
Net income	-			164,400	-	164,400
Share-based compensation	-	-	3,751	-	-	3,751
Issuance of 18,768 restricted share awards under long-term equity incentive plan	-	-	-	-	-	-
4,762 shares issued upon exercise of stock options	-	-	468	-	-	468
Other comprehensive income, net of tax	-	-	-	-	4,283	4,283
Balance at June 30, 2023	$395	$(699,149)	$895,749	$2,056,935	$(15,884)	$2,238,046
Net income	-	-	-	167,602	-	167,602
Share-based compensation	-	-	4,194	-	-	4,194
17,409 shares issued upon exercise of stock options	-	-	993	-	-	993
Other comprehensive loss, net of tax	-	-	-	-	(3,008)	(3,008)
Balance at September 30, 2023	$395	$(699,149)	$900,936	$2,224,537	$(18,892)	$2,407,827

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

TopBuild is listed on the NYSE under the ticker symbol “BLD.” We report our business in two segments: Installation and Specialty Distribution.  Our Installation segment primarily installs insulation and other building products. Our Specialty Distribution segment primarily sells and distributes insulation and other building products. Our segments are based on our operating units, for which financial information is regularly evaluated by our chief operating decision maker.

We believe the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to state fairly our financial position as of September 30, 2023, our results of operations and comprehensive income for the three and nine months ended September 30, 2023 and 2022, and our cash flows for the nine months ended September 30, 2023 and 2022. The condensed consolidated balance sheet at December 31, 2022 was derived from our audited financial statements, but does not include all disclosures required by GAAP.

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

Recently Adopted Accounting Pronouncements

In October 2021, the FASB issued ASU 2021-08, “Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”. This standard improved the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to recognition of an acquired contract liability, as well as payment terms and their effect on subsequent revenue recognized by the acquirer. This standard became effective for us on January 1, 2023, and did not have a material impact to our financial statements upon adoption.

3.  REVENUE RECOGNITION

Revenue is disaggregated between our Installation and Specialty Distribution segments and further based on market and product, as we believe this best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

The following tables present our revenues disaggregated by market (in thousands):

	Three Months Ended September 30,
	2023				2022
	Installation	Specialty Distribution	Eliminations	Total	Installation	Specialty Distribution	Eliminations	Total
Residential	$689,232	$227,245	$(54,788)	$861,689	$662,005	$245,549	$(54,533)	$853,021
Commercial/Industrial	132,441	343,764	(11,774)	464,431	121,051	337,994	(11,068)	447,977
Net sales	$821,673	$571,009	$(66,562)	$1,326,120	$783,056	$583,543	$(65,601)	$1,300,998

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended September 30,
	2023				2022
	Installation	Specialty Distribution	Eliminations	Total	Installation	Specialty Distribution	Eliminations	Total
Residential	$2,003,107	$678,824	$(162,844)	$2,519,087	$1,859,386	$729,787	$(147,962)	$2,441,211
Commercial/Industrial	394,711	1,025,047	(30,225)	1,389,533	349,331	985,409	(31,750)	1,302,990
Net sales	$2,397,818	$1,703,871	$(193,069)	$3,908,620	$2,208,717	$1,715,196	$(179,712)	$3,744,201

The following tables present our revenues disaggregated by product (in thousands):

	Three Months Ended September 30,
	2023				2022
	Installation	Specialty Distribution	Eliminations	Total	Installation	Specialty Distribution	Eliminations	Total
Insulation and accessories	$658,765	$506,420	$(58,300)	$1,106,885	$619,613	$516,214	$(56,368)	$1,079,459
Glass and windows	62,763	-	-	62,763	60,375	-	-	60,375
Gutters	28,215	46,131	(7,422)	66,924	28,729	48,972	(8,110)	69,591
All other	71,930	18,458	(840)	89,548	74,339	18,357	(1,123)	91,573
Net sales	$821,673	$571,009	$(66,562)	$1,326,120	$783,056	$583,543	$(65,601)	$1,300,998

	Nine Months Ended September 30,
	2023				2022
	Installation	Specialty Distribution	Eliminations	Total	Installation	Specialty Distribution	Eliminations	Total
Insulation and accessories	$1,893,456	$1,522,384	$(167,872)	$3,247,968	$1,746,054	$1,514,481	$(153,520)	$3,107,015
Glass and windows	195,046	-	-	195,046	168,692	-	-	168,692
Gutters	85,895	130,062	(22,158)	193,799	78,926	146,481	(23,207)	202,200
All other	223,421	51,425	(3,039)	271,807	215,045	54,234	(2,985)	266,294
Net sales	$2,397,818	$1,703,871	$(193,069)	$3,908,620	$2,208,717	$1,715,196	$(179,712)	$3,744,201

The following table represents our contract assets and contract liabilities with customers, in thousands:

	Included in Line Item on	As of
	Condensed Consolidated	September 30,	December 31,
	Balance Sheets	2023	2022
Contract Assets:
Receivables, unbilled	Receivables, net	$78,379	$75,481

Contract Liabilities:
Deferred revenue	Accrued liabilities	$16,422	$21,940

The aggregate amount remaining on uncompleted performance obligations was $413.1 million as of September 30, 2023. We expect to satisfy the performance obligations and recognize revenue on substantially all of these uncompleted contracts over the next 18 months.

On certain of our long-term contracts, a percentage of the total project cost is withheld and not invoiced to the customer and collected until satisfactory completion of the customer’s project, typically within a year. This amount is referred to as retainage and is common practice in the construction industry. Retainage receivables are classified as a component of Receivables, net on our condensed consolidated balance sheets and were $78.0 million and $63.0 million as of September 30, 2023 and December 31, 2022, respectively.

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

In the fourth quarter of 2022, we performed an annual assessment on our goodwill resulting in no impairment and there were no indicators of impairment for the nine months ended September 30, 2023.

Changes in the carrying amount of goodwill for the nine months ended September 30, 2023, by segment, were as follows, in thousands:

					Accumulated
	Gross Goodwill		FX Translation	Gross Goodwill	Impairment	Net Goodwill
	December 31, 2022	Additions/Disposals	Adjustment	September 30, 2023	Losses	September 30, 2023
Goodwill, by segment:
Installation	$1,826,979	$72,998	$-	$1,899,977	$(762,021)	$1,137,956
Specialty Distribution	902,036	-	(215)	901,821	-	901,821
Total goodwill	$2,729,015	$72,998	$(215)	$2,801,798	$(762,021)	$2,039,777

See Note 11 – Business Combinations for goodwill recognized on acquisitions that occurred during the nine months ended September 30, 2023.

Other intangible assets, net includes customer relationships, non-compete agreements, and trademarks / trade names. The following table sets forth our other intangible assets, in thousands:

	As of
	September 30, 2023	December 31, 2022
Gross definite-lived intangible assets	$825,552	$782,316
Accumulated amortization	(218,612)	(167,349)
Net definite-lived intangible assets	$606,940	$614,967

The following table sets forth our amortization expense, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Amortization expense	$17,389	$16,970	$51,496	$50,809

5. LONG-TERM DEBT

The following table reconciles the principal balances of our outstanding debt to our condensed consolidated balance sheets, in thousands:

	As of
	September 30, 2023	December 31, 2022
3.625% Senior Notes due 2029	$400,000	$400,000
4.125% Senior Notes due 2032	500,000	500,000
Term loan due 2026	543,750	566,250
Equipment notes	3,216	8,427
Unamortized debt issuance costs	(15,192)	(17,352)
Total debt, net of unamortized debt issuance costs	1,431,774	1,457,325
Less: current portion of long-term debt	48,057	40,068
Total long-term debt	$1,383,717	$1,417,257

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth our remaining principal payments for our outstanding debt balances as of September 30, 2023, in thousands:

	2023	2024	2025	2026	2027	Thereafter	Total
3.625% Senior Notes	$-	$-	$-	$-	$-	$400,000	$400,000
4.125% Senior Notes	-	-	-	-	-	500,000	500,000
Term loan	11,250	45,000	48,750	438,750	-	-	543,750
Equipment notes	1,148	2,068	-	-	-	-	3,216
Total	$12,398	$47,068	$48,750	$438,750	$-	$900,000	$1,446,966

Credit Agreement

On July 26, 2023, we entered into Amendment No. 4 to our Credit Agreement, which provides for a new $550.0 million Term Facility Two, the proceeds of which will be used, in part, to finance the acquisition of SPI, including the payment of related fees and expenses. The Term Facility Two availability period ends on October 25, 2024, if not drawn. Once drawn, Term Facility Two will mature on October 7, 2026 and will be subject to substantially the same scheduled percentage amortization payments as the Company’s existing term loan facility under the Credit Agreement. Borrowings of Term Facility Two bear interest at SOFR or the Base Rate (each as defined in Credit Agreement) plus an applicable rate ranging from 1.50% to 3.00% for SOFR-based loans and from 0.50% to 2.00% for Base Rate-based loans, depending upon the Company’s consolidated secured leverage ratio. The Company is required to pay a ticking fee on the undrawn Term Facility Two commitments at an annual rate equal to: (i) 0.175% for the first six-month period after the Amendment Effective Date, (ii) 0.200% for the next successive six-month period, and (iii) 0.250% for next successive three-month period.

The following table outlines the key terms of the Credit Agreement (dollars in thousands):

Senior secured term loan facility	$600,000
Additional delayed draw term loan (a)	$550,000

Revolving facility (b)	$500,000
Sublimit for issuance of letters of credit under revolving facility	$100,000
Sublimit for swingline loans under revolving facility	$35,000

Interest rate as of September 30, 2023	6.42%
Scheduled maturity date	10/7/2026
(a)	Represents Term Facility Two which has not been drawn upon as of September 30, 2023.
(b)	Use of the sublimits for the issuance of letters of credit and swingline loans reduces the availability under the Revolving Facility.

Interest expense on borrowings under the Credit Agreement is based on an applicable margin rate plus, at our option, either:

●	A base rate determined by reference to the highest of either (i) the federal funds rate plus 0.50 percent, (ii) BofA’s “prime rate,” and (iii) the SOFR rate for U.S. dollar deposits with a term of one month, plus 1.00 percent (Term Facility One) or 1.50 percent (Term Facility Two); or
●	A SOFR rate determined by reference to the costs of funds for deposits in U.S. dollars for the interest period relevant to such borrowings, subject to a floor of 0%.

The applicable margin rate is determined based on our Secured Leverage Ratio. In the case of base rate borrowings, the applicable margin rate ranges from 0.00 percent to 1.50 percent for Term Facility One and 0.50 percent to 2.00 percent for Term Facility Two and in the case of SOFR rate borrowings, the applicable margin ranges from 1.00 percent to 2.50 percent for Term Facility One and 1.50 percent to 3.00 percent for Term Facility Two. Borrowings under the Credit Agreement are prepayable at the Company’s option without premium or penalty. The Company is required to make prepayments with the net cash proceeds of certain asset sales and certain extraordinary receipts.

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revolving Facility

The Company has outstanding standby letters of credit that secure our financial obligations related to our workers’ compensation, general insurance, and auto liability programs. These standby letters of credit, as well as any outstanding amount borrowed under our Revolving Facility, reduce the availability under the Revolving Facility.

The following table summarizes our availability under the Revolving Facility, in thousands:

	As of
	September 30, 2023	December 31, 2022
Revolving facility	$500,000	$500,000
Less: standby letters of credit	(63,782)	(67,689)
Availability under Revolving facility	$436,218	$432,311

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

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Equipment Notes

We did not issue equipment notes during the nine months ended September 30, 2023. The Company has issued $41.6 million of equipment notes for the purpose of financing the purchase of vehicles and equipment. The Company’s equipment notes each have a five year term maturing in 2023 and 2024 and bear interest at fixed rates between 2.8% and 4.4%.

  Covenant Compliance

The indentures governing our 3.625% Senior Notes and our 4.125% Senior Notes (together, our “Senior Notes”) contain restrictive covenants that, among other things, generally limit the ability of the Company and certain of its subsidiaries (subject to certain exceptions) to (i) create liens, (ii) pay dividends, acquire shares of capital stock and make payments on subordinated debt, (iii) place limitations on distributions from certain subsidiaries, (iv) issue or sell the capital stock of certain subsidiaries, (v) sell assets, (vi) enter into transactions with affiliates, and (vii) effect mergers. The indentures provide for customary events of default which include (subject in certain cases to customary grace and cure periods), among others: nonpayment of principal or interest; breach of covenants or other agreements in the indenture; defaults in failure to pay certain other indebtedness; and certain events of bankruptcy or insolvency. Generally, if an event of default occurs and is continuing under the indenture, the trustee or the holders of at least 30% in aggregate principal amount of each of our Senior Notes then outstanding may declare the principal of, premium, if any, and accrued interest on the Senior Notes subject to such declaration immediately due and payable. The Senior Notes and related guarantees have not been registered under the Securities Act of 1933, and we are not required to register either the Senior Notes or the guarantees in the future.

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

As of September 30, 2023
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

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value on Non-Recurring Basis

Fair value measurements were applied to our long-term debt portfolio. We believe the carrying value of our term loan and equipment notes approximate their fair market value primarily due to the fact that the non-performance risk of servicing our debt obligations, as reflected in our business and credit risk profile, has not materially changed since we assumed our debt obligations under the Credit Agreement. In addition, due to the floating-rate nature of our term loan, the market value is not subject to variability solely due to changes in the general level of interest rates as is the case with a fixed-rate debt obligation. Based on market trades of our 3.625% Senior Notes and our 4.125% Senior Notes close to September 30, 2023 (Level 1 fair value measurement), we estimate the fair value of each in the table below:

	As of September 30, 2023
	Fair Value	Gross Carrying Value
3.625% Senior Notes	$345,000	$400,000
4.125% Senior Notes	$411,250	$500,000

7.  SEGMENT INFORMATION

The following tables set forth our net sales and operating results by segment, in thousands:

	Three Months Ended September 30,
	2023	2022	2023	2022

	Net Sales		Operating Profit (b)
Operations by segment (a):
Installation	$821,673	$783,056	$175,218	$154,236
Specialty Distribution	571,009	583,543	88,269	88,364
Intercompany eliminations	(66,562)	(65,601)	(11,501)	(10,806)
Total	$1,326,120	$1,300,998	251,986	231,794
General corporate expense, net (c)			(14,494)	(8,920)
Operating profit, as reported			237,492	222,874
Other expense, net			(12,815)	(14,864)
Income before income taxes			$224,677	$208,010

	Nine Months Ended September 30,
	2023	2022	2023	2022

	Net Sales		Operating Profit (b)
Operations by segment (a):
Installation	$2,397,818	$2,208,717	$494,394	$406,835
Specialty Distribution	1,703,871	1,715,196	247,583	245,534
Intercompany eliminations	(193,069)	(179,712)	(32,672)	(29,949)
Total	$3,908,620	$3,744,201	709,305	622,420
General corporate expense, net (c)			(35,280)	(28,371)
Operating profit, as reported			674,025	594,049
Other expense, net			(42,885)	(39,833)
Income before income taxes			$631,140	$554,216
(a)	All of our operations are located primarily in the U.S. and to a lesser extent Canada.
(b)	Segment operating profit includes an allocation of general corporate expenses attributable to the operating segments which is based on direct benefit or usage (such as salaries of corporate employees who directly support the segment).
(c)	General corporate expense, net includes expenses not specifically attributable to our segments for functions such as corporate human resources, finance, and legal, including salaries, benefits, and other related costs.

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.  INCOME TAXES

Our effective tax rates were 25.4 percent and 25.9 percent for the three and nine months ended September 30, 2023, respectively. The effective tax rates for the three and nine months ended September 30, 2022 were 26.1 percent and 25.6 percent, respectively. The lower 2023 tax rate for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, was primarily related to share-based compensation, state tax adjustments, and miscellaneous items.

A tax benefit of $0.7 million and $0.5 million related to share-based compensation was recognized in our condensed consolidated statements of operations as a discrete item in income tax expense for the three and nine months ended September 30, 2023, respectively. A tax benefit of $1.5 million related to share-based compensation was recognized in our condensed consolidated statements of operations as a discrete item in income tax expense for the nine months ended September 30, 2022.

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

Basic and diluted net income per share were computed as follows:

Diluted net income per share is calculated by adjusting the number of weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method. Basic and diluted net income per share were computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (in thousands)	$167,602	$153,746	$467,870	$412,156

Weighted average number of common shares outstanding - basic	31,615,110	32,076,285	31,588,740	32,404,275

Dilutive effect of common stock equivalents:
RSAs with service-based conditions	36,425	17,175	28,040	14,808
RSAs with market-based conditions	31,918	44,001	25,606	65,677
RSAs with performance-based conditions	17,663	40,995	16,223	48,232
Stock options	87,696	101,364	86,247	110,169

Weighted average number of common shares outstanding - diluted	31,788,812	32,279,820	31,744,856	32,643,161

Basic net income per common share	$5.30	$4.79	$14.81	$12.72

Diluted net income per common share	$5.27	$4.76	$14.74	$12.63

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes shares excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Anti-dilutive common stock equivalents:
RSAs with service-based conditions	-	15,222	3,721	14,782
RSAs with market-based conditions	-	134	2,978	200
RSAs with performance-based conditions	-	14,611	-	7,506
Stock options	-	22,280	12,360	20,581
Total anti-dilutive common stock equivalents	-	52,247	19,059	43,069

During the three months ended September 30, 2023, no shares resulted in an anti-dilutive effect on diluted net income per share.

10. SHARE-BASED COMPENSATION

Effective July 1, 2015, our eligible employees commenced participation in the 2015 LTIP.  The 2015 LTIP authorizes the Board to grant stock options, stock appreciation rights, restricted shares, restricted share units, performance awards, and dividend equivalents.  All grants are made by issuing new shares and no more than 4.0 million shares of common stock may be issued under the 2015 LTIP. As of September 30, 2023, we had 1.8 million shares remaining available for issuance under the 2015 LTIP.

Share-based compensation expense is included in selling, general, and administrative expense. The income tax effect associated with share-based compensation awards is included in income tax expense.

The following table presents share-based compensation amounts recognized in our condensed consolidated statements of operations, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Share-based compensation expense	$4,194	$2,611	$11,080	$9,673
Income tax benefit/(expense)	$679	$(56)	$455	$1,517

The following table presents a summary of our share-based compensation activity for the nine months ended September 30, 2023, in thousands, except per share amounts:

	RSAs		Stock Options
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance December 31, 2022	173.2	$195.06	182.2	$32.25	$86.79	$13,992.3
Granted	105.1	$202.08	—	$—	$—	—
Converted/Exercised	(100.7)	$147.25	(51.0)	$18.67	$50.71	$9,141.2
Forfeited/Expired	(8.0)	$229.50	—	$—	$—	—
Balance September 30, 2023	169.6	$227.31	131.2	$37.67	$100.82	$19,777.7

Exercisable September 30, 2023 (a)			123.7	$34.55	$93.99	$19,502.8
(a)	The weighted average remaining contractual term for vested stock options is approximately 5.6 years.

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We have unrecognized share-based compensation expense related to unvested awards as shown in the following table, dollars in thousands:

	As of September 30, 2023
	Unrecognized Compensation Expense on Unvested Awards	Weighted Average Remaining Compensation Expense Period
RSAs	$19,121	1.0
Stock options	176	0.2
Total unrecognized compensation expense related to unvested awards	$19,297

Our RSAs with performance-based conditions are evaluated on a quarterly basis with adjustments to compensation expense based on the likelihood of the performance target being achieved or exceeded. The following table shows the range of payouts and the related expense for our outstanding RSAs with performance-based conditions, in thousands:

		Payout Ranges and Related Expense
RSAs with Performance-Based Conditions	Grant Date Fair Value	0%	25%	100%	200%
February 16, 2021	$2,189	$-	$547	$2,189	$4,378
February 15, 2022	$3,042	$-	$761	$3,042	$6,084
February 21, 2023	$4,128	$-	$1,032	$4,128	$8,256

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

11. BUSINESS COMBINATIONS

Acquiring businesses is a key part of our ongoing strategy to grow our company and expand our market share. Each acquisition has been accounted for as a business combination under ASC 805, “Business Combinations.” Acquisition related costs were $6.2 million and $9.0 million in the three and nine months ended September 30, 2023, respectively. We incurred no acquisition related costs for the three months ended September 30, 2022 and incurred $1.3 million for the nine months ended September 30, 2022.  Acquisition related costs are included in selling, general, and administrative expense in our condensed consolidated statements of operations.

On January 26, 2023, we acquired the assets of the residential insulation business of SRI. This installation acquisition enhanced our presence in Georgia, Michigan, Ohio, Florida, Alabama and South Carolina. The purchase price of $45.3 million was funded by cash on hand.

On July 10, 2023, we acquired the assets of the residential insulation installer business Rocky Mountain. This installation acquisition enhanced our presence in the Colorado market. The purchase price of $7.2 million was funded by cash on hand.

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On July 17, 2023, we acquired the assets of the residential insulation business Best. This installation acquisition enhanced our presence in Texas, Arizona, Tennessee, and Florida markets. The purchase price of $95.0 million was funded by cash on hand.

The fair values of the assets acquired and liabilities assumed for our 2023 acquisitions are as follows as of September 30, 2023, in thousands:

	2023 Acquisitions
Purchase price fair values:	SRI	Rocky Mountain	Best	Totals
Accounts receivable	$5,531	$584	$7,537	$13,652
Inventories	4,383	267	2,132	6,782
Prepaid and other assets	158	—	553	711
Property and equipment	4,623	338	5,518	10,479
ROU asset (operating)	4,695	165	3,441	8,301
Intangible assets	13,740	2,399	30,470	46,609
Goodwill	23,132	3,629	51,213	77,974
Accounts payable	(6,078)	(17)	(2,623)	(8,718)
Lease liabilities (operating)	(4,775)	(165)	(3,241)	(8,181)
All other liabilities	(95)	—	—	(95)
Net assets acquired	$45,314	$7,200	$95,000	$147,514

Estimates of acquired intangible assets related to our 2023 acquisitions are as follows as of September 30, 2023, dollars in thousands:

	Estimated Fair Value	Weighted Average Estimated Useful Life (Years)
Customer relationships	$42,399	12
Trademarks and trade names	4,010	10
Non-compete agreements	200	5
Total intangible assets acquired	$46,609	12

As third-party or internal valuations are finalized, certain tax aspects of the foregoing transactions are completed, and customer post-closing reviews are concluded, adjustments may be made to the fair value of assets acquired, and in some cases total purchase price, through the end of each measurement period, generally one year following the applicable acquisition date.

On July 26, 2023, we entered into a definitive agreement to acquire SPI. SPI has 85 branches across the United States and 4 branches in Canada. We expect to fund this $960.0 million transaction with Term Facility Two and cash on hand. The transaction is subject to customary closing conditions, including expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

The table below provides a summary as of September 30, 2023 for the businesses acquired during the nine months ended September 30, 2022, in thousands:

2022 Acquisitions	Date	Cash Paid	Contingent Consideration	Goodwill Acquired
Billings	2/3/2022	$7,005	$—	$3,313
Assured	4/7/2022	4,719	600	3,406
All others	Various	3,257	—	1,726
Total		$14,981	$600	$8,445

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill to be recognized in connection with acquisitions is attributable to the synergies expected to be realized and improvements in the businesses after the acquisitions. Primarily all of the $78.0 million and $8.4 million of goodwill recorded from acquisitions completed in the nine months ended September 30, 2023 and 2022, respectively, is expected to be deductible for income tax purposes.

12.  ACCRUED LIABILITIES

The following table sets forth the components of accrued liabilities, in thousands:

	As of
	September 30, 2023	December 31, 2022
Accrued liabilities:
Salaries, wages, and bonus/commissions	$74,120	$75,237
Insurance liabilities	30,699	28,870
Customer rebates	15,039	21,561
Deferred revenue	16,422	21,940
Sales and property taxes	19,800	15,757
Interest payable on long-term debt	3,365	12,146
Other	23,639	23,859
Total accrued liabilities	$183,084	$199,370

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

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes our outstanding performance, licensing, insurance, and other bonds, in thousands:

	As of
	September 30, 2023	December 31, 2022
Outstanding bonds:
Performance bonds	$148,163	$152,434
Licensing, insurance, and other bonds	27,567	25,439
Total bonds	$175,730	$177,873

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

TopBuild, headquartered in Daytona Beach, Florida, is a leading installer and specialty distributor of insulation and other building material products to the construction industry in the United States and Canada.

We operate in two segments: Installation and Specialty Distribution. Our Installation segment installs insulation and other building products nationwide. As of September 30, 2023, we had approximately 240 Installation branches located across the United States. We install various insulation applications, including fiberglass batts and rolls, blown-in loose fill fiberglass, polyurethane spray foam, and blown-in loose fill cellulose. Additionally, we install other building products including glass and windows, rain gutters, after paint products, fireproofing, garage doors, and fireplaces. We handle every stage of the installation process, including material procurement supplied by leading manufacturers, project scheduling and logistics, multi-phase professional installation, and installation quality assurance.

Our Specialty Distribution segment distributes building and mechanical insulation, insulation accessories, rain gutters, and other building product materials for the residential and commercial/industrial end markets. As of September 30, 2023, we had approximately 151 distribution centers located across the United States and 18 distribution centers in Canada. Our Specialty Distribution customer base consists of thousands of insulation contractors of all sizes serving a wide variety of residential and commercial/industrial industries, gutter contractors, weatherization contractors, other contractors, dealers, metal building erectors, and modular home builders.

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

THIRD QUARTER 2023 VERSUS THIRD QUARTER 2022

The following table sets forth our net sales, gross profit, operating profit, and margins, as reported in our condensed consolidated statements of operations, in thousands:

	Three Months Ended September 30,
	2023	2022
Net sales	$1,326,120	$1,300,998
Cost of sales	905,430	905,250
Cost of sales ratio	68.3%	69.6%

Gross profit	420,690	395,748
Gross profit margin	31.7%	30.4%

Selling, general, and administrative expense	183,198	172,874
Selling, general, and administrative expense to sales ratio	13.8%	13.3%

Operating profit	237,492	222,874
Operating profit margin	17.9%	17.1%

Other expense, net	(12,815)	(14,864)
Income tax expense	(57,075)	(54,264)
Net income	$167,602	$153,746
Net margin	12.6%	11.8%

Sales and Operations

Net sales increased 1.9% for the three months ended September 30, 2023, from the comparable period of 2022. The increase was primarily driven by a 2.9% increase in sales from acquisitions and a 0.8% impact from higher selling prices, partially offset by a 1.7% decline in sales volume.

Gross profit margins were 31.7% and 30.4% for the three months ended September 30, 2023 and 2022, respectively. Gross profit margin improved primarily due to productivity initiatives and higher selling prices in our Installation segment, partially offset by lower prices in our Distribution segment.

Selling, general, and administrative expenses as a percentage of sales were 13.8% and 13.3% for the three months ended September 30, 2023 and 2022, respectively. Selling, general, and administrative expenses as a percentage of sales were higher driven by increased acquisition related costs.

Operating margins were 17.9% and 17.1% for the three months ended September 30, 2023 and 2022, respectively. The increase in operating margins was due to productivity initiatives and higher selling prices in our Installation segment, partially offset by lower prices in our Distribution segment and higher acquisition related costs.

Business Segment Results

The following table sets forth our net sales and operating profit margins by business segment, in thousands:

	Three Months Ended September 30,
	2023	2022	Percent Change
Net sales by business segment:
Installation	$821,673	$783,056	4.9%
Specialty Distribution	571,009	583,543	(2.1)%
Intercompany eliminations	(66,562)	(65,601)
Net sales	$1,326,120	$1,300,998	1.9%

Operating profit by business segment:
Installation	$175,218	$154,236	13.6%
Specialty Distribution	88,269	88,364	(0.1)%
Intercompany eliminations	(11,501)	(10,806)
Operating profit before general corporate expense	251,986	231,794	8.7%
General corporate expense, net	(14,494)	(8,920)
Operating profit	$237,492	$222,874	6.6%

Operating profit margins:
Installation	21.3%	19.7%
Specialty Distribution	15.5%	15.1%
Operating profit margin before general corporate expense	19.0%	17.8%
Operating profit margin	17.9%	17.1%

Installation

Sales

Sales in our Installation segment increased $38.6 million, or 4.9%, for the three months ended September 30, 2023, as compared to the same period in 2022. Sales increased 4.8% from acquisitions and 3.6% from higher selling prices, partially offset by 3.5% decline in sales volume.

Operating margins

Operating margins in our Installation segment were 21.3% and 19.7% for the three months ended September 30, 2023 and 2022, respectively. The increase in operating margin was driven by productivity initiatives and higher selling prices, partially offset by higher material costs.

Specialty Distribution

Sales

Sales in our Specialty Distribution segment decreased $12.5 million, or 2.1%, for the three months ended September 30, 2023, as compared to the same period in 2022. Sales decreased 1.9% from lower selling prices and 0.2% from decline in sales volume.

Operating margins

Operating margins in our Specialty Distribution segment were 15.5% and 15.1% for the three months ended September 30, 2023 and 2022, respectively.  The increase in operating margin was driven by productivity initiatives, partially offset by lower selling prices.

OTHER ITEMS

Other expense, net

Other expense, net, was $12.8 million and $14.9 million for the three months ended September 30, 2023 and 2022, respectively. Interest expense increased by $4.3 million for the three months ended September 30, 2023 due to higher interest rates on borrowings under the Credit Agreement compared to the same period in 2022. This increase in interest expense was partially offset by $5.7 million higher interest income over the same period as a result of higher interest rates and cash balances.

Income tax expense

Income tax expense was $57.1 million, an effective tax rate of 25.4 percent, for the three months ended September 30, 2023, compared to $54.3 million, an effective tax rate of 26.1 percent, for the comparable period in 2022. The tax rate for the three months ended September 30, 2023, was lower primarily due to share-based compensation, state tax adjustments and miscellaneous items.

FIRST NINE MONTHS 2023 VERSUS FIRST NINE MONTHS 2022

The following table sets forth our net sales, gross profit, operating profit, and margins, as reported in our condensed consolidated statements of operations, in thousands:

	Nine Months Ended September 30,
	2023	2022
Net sales	$3,908,620	$3,744,201
Cost of sales	2,695,916	2,633,155
Cost of sales ratio	69.0%	70.3%

Gross profit	1,212,704	1,111,046
Gross profit margin	31.0%	29.7%

Selling, general, and administrative expense	538,679	516,997
Selling, general, and administrative expense to sales ratio	13.8%	13.8%

Operating profit	674,025	594,049
Operating profit margin	17.2%	15.9%

Other expense, net	(42,885)	(39,833)
Income tax expense	(163,270)	(142,060)
Net income	$467,870	$412,156
Net margin	12.0%	11.0%

Sales and Operations

Net sales increased 4.4% for the nine months ended September 30, 2023, from the comparable period of 2022. The increase was primarily driven by a 2.7% increase due to higher selling prices and a 1.9% impact from our acquisitions, partially offset by 0.1% decline in sales volume.

Gross profit margins were 31.0% and 29.7% for the nine months ended September 30, 2023 and 2022, respectively. Gross profit margin improved primarily due to productivity initiatives and higher selling prices, partially offset by higher material costs.

Selling, general, and administrative expense, as a percent of sales, was 13.8% for the nine months ended September 30, 2023 and 2022. Selling, general, and administrative expenses as a percentage of sales remained flat due to higher sales, partially offset by higher acquisition related costs and increased headcount costs.

Operating margins were 17.2% and 15.9% for the nine months ended September 30, 2023 and 2022, respectively. The increase in operating margins was due to productivity initiatives and higher selling prices, partially offset by higher material costs and increased selling, general and administrative expenses compared to the same period in 2022.

Business Segment Results

The following table sets forth our net sales and operating profit margins by business segment, in thousands:

	Nine Months Ended September 30,
	2023	2022	Percent Change
Net sales by business segment:
Installation	$2,397,818	$2,208,717	8.6%
Specialty Distribution	1,703,871	1,715,196	(0.7)%
Intercompany eliminations	(193,069)	(179,712)
Net sales	$3,908,620	$3,744,201	4.4%

Operating profit by business segment (a):
Installation	$494,394	$406,835	21.5%
Specialty Distribution	247,583	245,534	0.8%
Intercompany eliminations	(32,672)	(29,949)
Operating profit before general corporate expense	709,305	622,420	14.0%
General corporate expense, net (b)	(35,280)	(28,371)
Operating profit	$674,025	$594,049	13.5%

Operating profit margins:
Installation	20.6%	18.4%
Specialty Distribution	14.5%	14.3%
Operating profit margin before general corporate expense	18.1%	16.6%
Operating profit margin	17.2%	15.9%

Installation

Sales

Sales in our Installation segment increased $189.1 million, or 8.6%, for the nine months ended September 30, 2023, as compared to the same period in 2022. Sales increased 4.0% from higher selling prices, 3.1% from our acquisitions and 1.4% from higher sales volume.

Operating margins

Operating margins in our Installation segment were 20.6% and 18.4% for the nine months ended September 30, 2023 and 2022, respectively. The increase in operating margin was driven by productivity initiatives and higher selling prices, partially offset by higher material costs compared to the same period in 2022.

Specialty Distribution

Sales

Sales in our Specialty Distribution segment decreased $11.3 million, or 0.7%, for the nine months ended September 30, 2023, as compared to the same period in 2022. Sales decreased from a 2.0% decline in sales volume, partially offset by an increase of 1.4% from higher selling prices.

Operating margins

Operating margins in our Specialty Distribution segment were 14.5% and 14.3% for the nine months ended September 30, 2023 and 2022, respectively. The slight increase in operating margins was driven by productivity initiatives and higher selling prices, partially offset by higher material costs and lower sales volume.

OTHER ITEMS

Other expense, net

Other expense, net, which primarily consisted of interest expense, was $42.9 million and $39.8 million for the nine months ended September 30, 2023 and 2022, respectively. Interest expense increased by $15.5 million for the nine months ended September 30, 2023 due to significantly higher interest rates on our borrowings under the Credit Agreement compared to the same period in 2022. This increase in interest expense was partially offset by $12.9 million higher interest income over the same period due to higher interest rates and cash balances.

Income tax expense

Income tax expense was $163.3 million, an effective tax rate of 25.9 percent, for the nine months ended September 30, 2023 compared to $142.1 million, an effective tax rate of 25.6 percent, for the comparable period in 2022. The tax rate for the nine months ended September 30, 2023 was higher primarily related to a decrease in the benefit related to share-based compensation.

Cash Flows and Liquidity

Significant sources (uses) of cash and cash equivalents are summarized for the periods indicated, in thousands:

	Nine Months Ended September 30,
	2023	2022
Changes in cash and cash equivalents:
Net cash provided by operating activities	$588,478	$335,630
Net cash used in investing activities	(181,016)	(73,667)
Net cash used in financing activities	(31,872)	(240,383)
Impact of exchange rate changes on cash	(47)	(1,975)
Net increase in cash and cash equivalents	$375,543	$19,605

Net cash flows provided by operating activities increased $252.8 million for the nine months ended September 30, 2023, as compared to the prior year period.  Net income increased $55.7 million, or 13.5%, compared with the prior year period, driven by productivity initiatives and higher selling prices, partially offset by higher material costs and increased acquisition related costs. Cash flows provided by operating activities were also higher in the nine months ended September 30, 2023 as compared to the same period in 2022, due to changes in inventory and accounts receivable.

Net cash used in investing activities was $181.0 million for the nine months ended September 30, 2023, primarily composed of $147.6 million for our acquisitions and $48.1 million for purchases of property and equipment, mainly vehicles, partially offset by $14.7 million proceeds received from the sale of assets. Net cash used in investing activities was $73.7 million for the nine months ended September 30, 2022, primarily composed of $56.0 million for purchases of property and equipment, mainly vehicles, and $20.5 million for acquisitions.

Net cash used in financing activities was $31.9 million for the nine months ended September 30, 2023.  During the nine months ended September 30, 2023, we used $27.7 million for debt repayments and incurred $3.9 million net cash outflow related to exercise of share-based incentive awards and stock options. Net cash used in financing activities was $240.4 million for the nine months ended September 30, 2022. During the nine months ended September 30, 2022, we used $200.0 million for the repurchase of common stock pursuant to the 2021 Repurchase Program, $29.0 million for debt repayments, and $9.7 million net activity related to exercise of share-based incentive awards and stock options. Additionally, we borrowed and repaid $70.0 million on our Revolving Facility, all within the second quarter of 2022.

We have access to liquidity through our cash from operations and available borrowing capacity under our Credit Agreement, which provides for borrowing and/or standby letter of credit issuances of up to $500 million under the Revolving Facility. In addition, we have access to a new $550.0 million Term Facility Two, the proceeds of which will be used, in part, to finance the acquisition of SPI, including the payment of related fees and expenses. Additional information regarding our outstanding debt and borrowing capacity is incorporated by reference from Note 5 – Long-term Debt to our unaudited condensed consolidated financial statements contained in Part 1, Item 1 of this Quarterly Report.

The following table summarizes our liquidity, in thousands:

	As of
	September 30,	December 31,
	2023	2022
Cash and cash equivalents (a)	$615,612	$240,069

Revolving facility	500,000	500,000
Less: standby letters of credit	(63,782)	(67,689)
Availability under Revolving facility	436,218	432,311

Total liquidity	$1,051,830	$672,380
(a)	Our cash and cash equivalents consist of AAA-rated money market funds as well as cash held in our demand deposit accounts.

We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to support our ongoing operations and known contractual obligations including funding our debt service requirements, capital expenditures, lease obligations and working capital needs for at least the next twelve months. We also have adequate liquidity to maintain off-balance sheet arrangements for short-term leases, letters of credit, and performance and license bonds. Information regarding our outstanding bonds as of September 30, 2023, is incorporated by reference from Note 13 – Other Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

OUTLOOK

Residential New Construction

Builders continue to report improving demand resulting in single-family housing starts increasing in the third quarter compared to the first half of 2023.  Multifamily construction activity also remains strong but starts have slowed, in comparison to prior year.  While there is a strong backlog of multi-family units that need to be completed, we do expect multifamily activity to decline as we move through the next 12 months. Overall, despite uncertainty around the economy and the impact of higher interest rates, we remain optimistic about the long-term fundamentals of the U.S. housing market, supported by a limited supply of both new and existing homes,  favorable demographic trends, and increasing household formations.

Commercial and Industrial Construction

Our commercial backlog is strong and our bidding activity is active, both of which continue to support our commercial/industrial sales at our Installation and Specialty Distribution segments.  We see a lot of major projects being planned across several different industries fueling demand, in particular, for our Specialty Distribution products. In addition, maintenance and repair work on industrial sites will serve as a continued driver for our business.

OFF-BALANCE SHEET ARRANGEMENTS

We had no material off-balance sheet arrangements during the three months September 30, 2023, other than short-term leases, letters of credit, and performance and license bonds, which have been disclosed in Part 1, Item 1 of this Quarterly report.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have a Term Loan outstanding with a principal balance of $543.8 million and a revolving facility with an aggregate borrowing capacity of $500.0 million. We also have outstanding 3.625% Senior Notes with an aggregate principal balance of $400.0 million and 4.125% Senior Notes with an aggregate principal balance of $500.0 million. The 3.625% Senior Notes and 4.125% Senior Notes bear a fixed rate of interest and therefore are excluded from the calculation below as they are not subject to fluctuations in interest rates.

Interest payable on both the aggregate Term Loan and Revolving Facility is based on a variable interest rate.  As a result, we are exposed to market risks related to fluctuations in interest rates on this outstanding indebtedness. As of September 30, 2023, the applicable interest rate as of such date was 6.42%. Based on our outstanding borrowings as of September 30, 2023, a 100-basis point increase in the interest rate would result in a $5.3 million increase in our annualized interest expense. There was no outstanding balance under the Revolving Facility as of September 30, 2023.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the most recent fiscal quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 25, 2022, our Board authorized the 2022 Repurchase Program, pursuant to which the Company may purchase up to $200 million of our common stock. There were no share repurchases executed during the nine months ended September 30, 2023, leaving $154.4 million remaining under the 2022 Share Repurchase Program.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

Item 5.  OTHER INFORMATION

During the quarter ended September 30, 2023, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408 of Regulation S-K).

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

October 31, 2023