Form 10-K
period 2023-12-31
TopBuild Corp
filed 2024-02-28
CIK 1633931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer   ⌧      Accelerated filer   ◻    Non-accelerated filer    ☐   Smaller reporting company  ◻    Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ⌧

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐Yes            ⌧ No

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based on the closing price of $266.02 per share as reported on the New York Stock Exchange on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $8.6 billion.

Number of shares of common stock outstanding as of February 20, 2024: 31,775,877

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2023 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2023, are incorporated by reference into Part III of this Form 10-K.

TOPBUILD CORP.

GLOSSARY

We use acronyms, abbreviations, and other defined terms throughout this Annual Report on Form 10-K, as defined in the glossary below:

Term	Definition
3.625% Senior Notes	TopBuild's 3.625% senior unsecured notes issued March 15, 2021 and due March 15, 2029
4.125% Senior Notes	TopBuild's 4.125% senior unsecured notes issued October 14, 2021 and due February 15, 2032
5.625% Senior Notes	TopBuild's 5.625% senior unsecured notes which were due on May 1, 2026 and redeemed in full on March 15, 2021
2015 LTIP	2015 Long-Term Incentive Program authorizes the Board to grant stock options, stock appreciation rights, restricted shares, restricted share units, performance awards, and dividend equivalents
2019 Repurchase Program	$200 million share repurchase program authorized by the Board on February 22, 2019
2021 Repurchase Program	$200 million share repurchase program authorized by the Board on July 26, 2021
2022 Repurchase Program	$200 million share repurchase program authorized by the Board on July 25, 2022
Amendment No. 4	Amendment No. 4 to the Credit Agreement dated July 26, 2023
Annual Report	Annual report filed with the SEC on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
ASC	Accounting Standards Codification
Assured	Assured Insulating Inc.
ASU	Accounting Standards Update
Best	Best Insulation Holdings LLC
Board	Board of Directors of TopBuild
BofA	Bank of America, N.A.
Billings	Billings Insulation Service, Inc.
Credit Agreement	Amended and Restated Credit Agreement, dated March 20, 2020, among TopBuild, BofA as administrative agent, and the other lenders and agents party thereto
Current Report	Current report filed with the SEC on Form 8-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
EBITDA	Earnings before interest, taxes, depreciation, and amortization
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Generally accepted accounting principles in the United States of America
IBR	Incremental borrowing rate, as defined in ASC 842
Lenders	Bank of America, N.A., together with the other lenders party to "Credit Agreement"
Masco	Masco Corporation
Net Leverage Ratio	As defined in the “Credit Agreement,” the ratio of outstanding indebtedness, less up to $100 million of unrestricted cash, to EBITDA
NYSE	New York Stock Exchange
PCI	Pest Control Insulation, LLC
Quarterly Report	Quarterly report filed with the SEC on Form 10-Q pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Rocky Mountain	Rocky Mountain Spray Foam & Waterproofing, LLC
ROU	Right of use (asset), as defined in ASC 842
RSA	Restricted stock award
SEC	United States Securities and Exchange Commission
Secured Leverage Ratio	As defined in the “Credit Agreement,” the ratio of outstanding indebtedness, including letters of credit, to EBITDA
SOFR	Secured overnight financing rate
SPI	SPI LLC d/b/a Specialty Products & Insulation
SRI	SRI Holdings, LLC
Term Loan	TopBuild's secured borrowings under the "Credit Agreement" due October 7, 2026
Term Facility Two	$550 million delayed draw term loan to be used to fund the future acquisition of SPI
TopBuild	TopBuild Corp. and its wholly-owned consolidated domestic subsidiaries
Valley	Valley Gutter Supply, Inc.
Viking	Viking Insulation Co.

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

Segment Overview

We operate in two segments: our Installation segment, which accounts for approximately 61% of our sales, and our Specialty Distribution segment, which accounts for approximately 39% of our sales.

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

Installation

We provide insulation installation services nationwide through our Installation segment which has approximately 240 branches located across the United States.

Various insulation applications we install include:

•	Fiberglass batts and rolls
•	Blown-in loose fill fiberglass
•	Polyurethane spray foam
•	Blown-in loose fill cellulose

In addition to insulation products, which represented 79% of our Installation segment’s sales during the year ended December 31, 2023, we install other building products including, glass and windows, rain gutters, garage doors, closet shelving, and fireplaces, among other items.

We handle every stage of the installation process including material procurement supplied by leading manufacturers, project scheduling and logistics, multi-phase professional installation, and installation quality assurance.  The amount of insulation installed in a new home or commercial project is regulated by various building and energy codes.

Our Installation customer base includes national and regional single-family homebuilders, single-family custom builders, multi-family builders, commercial general contractors, remodelers, and individual homeowners.

Specialty Distribution

We distribute building and mechanical insulation, insulation accessories, rain gutters and other building product materials for the residential and commercial/industrial end markets through our Specialty Distribution business. Insulation and insulation accessories, primarily fiberglass and spray foam, comprise approximately 89% of our Specialty Distribution sales.  We have approximately 150 distribution centers across the United States and 18 distribution centers in Canada. Our customer base consists of thousands of insulation contractors of all sizes serving a wide variety of residential and commercial/industrial industries, gutter contractors, weatherization contractors, other contractors, dealers, metal building erectors, and modular home builders.

For further information on our segments, see Item 8. Financial Statements and Supplementary Data – Note 8. Segment Information.

Demand for Our Products and Services

Demand for our insulation products and services is driven by new single-family residential and multi-family home construction, commercial/industrial construction, residential remodel and repair activity, commercial/industrial maintenance and repair, and the growing need for more energy efficient homes, commercial structures, and industrial plants.  Being a leader in both insulation installation and specialty distribution allows us to reach a broader set of customers more effectively.  We recognize that competition for the installation and sale of insulation and other building material products occurs in localized geographic markets across the U.S. and Canada, and, as such, our operating model is based on geographically diverse branches that develop and maintain local customer relationships.  At the same time, our dispersed branches benefit from centralized functions such as purchasing, information technology, sales and marketing support, and accounting and finance.

Competitive Advantages

The market for the distribution and installation of building product materials is highly fragmented and competitive.  Barriers to entry for local competitors are relatively low, increasing the risk that additional competitors will emerge.  Our ability to maintain our competitive position depends on several factors including our scale, sales channels, diversified product lines, operational capabilities and strong local presence.

Scale.  Within our geographic footprint, we provide products and services to each major construction line of business in the U.S. and provide commercial/industrial products in Canada.  Our scale and local market presence combined with our various centralized corporate functions and corporate executive management team, enable us to successfully compete as we:

•	Leverage systems, management, and best practice processes across both our Installation and Specialty Distribution businesses;

•	Provide national and regional home builders and commercial/industrial general contractors with broad geographic reach, while maintaining consistent policies and practices that enable reliable, high-quality products and services across many geographies and building sites;

•	Provide designers and installers of mechanical systems for commercial/industrial buildings, technical knowledge and expertise, and value-add fabrication services;

•	Leverage our strong ties to major manufacturers of insulation and other building products to help ensure we are buying competitively, maintaining our supply to our local branches and distribution centers, and driving efficiencies throughout our supply chain;

•	Provide consistent, customized support and geographic coverage to our customers; and

•	Maintain an operating capacity that allows us to ramp-up rapidly, without major incremental investment, to target forecasted growth in housing starts and construction activity in each of our lines of business throughout the U.S. and Canada.

Two avenues to reach builders and contractors.  We believe that having both installation and specialty distribution businesses provides many advantages to reaching our customers.  Our Installation business customer base includes builders of all sizes.  Our branches go to market with the local brands that regional and custom builders recognize and value, and our national footprint is appealing to large builders who value consistency across a broad geography.  Our Specialty Distribution business focuses on selling to small contractors who generally have strong local relationships with smaller custom builders and general contractors, and to industrial general contractors and facilities requiring customized solutions on a recurring basis.  We believe that being a leader in both installation and specialty distribution allows us to more effectively reach a broader set of builder customers and contractors, regardless of their size or geographic location within the U.S. and Canada, and leverage new construction housing, and commercial/industrial growth, wherever it occurs.

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

Strong local presence.  Competition for the installation and sale of insulation and other building material products to builders occurs in localized geographic markets throughout the U.S. and Canada.  Builders and contractors in each local market have different options in terms of choosing among insulation installers and specialty distributors for their projects, and for local relationships, quality, and timeliness.  Our Installation branches are locally branded businesses that are recognized within the communities in which they operate.  For residential housing, our Specialty Distribution centers service primarily local contractors, lumberyards, retail stores and others who, in turn, service local homebuilders and other customers.  For commercial/industrial mechanical insulation, we primarily service mechanical insulation installers, general contractors and end-users.  In addition, we provide industrial customers with mechanical insulation for maintenance and repair operations which must be performed on a scheduled basis as mechanical insulation is often exposed to extreme temperatures.  Our operating model, in which individual branches and distribution centers maintain local customer relationships, enables us to develop local, long-tenured relationships with these customers, build local reputations for quality, service and timeliness, and provide specialized products and personalized services tailored to a geographic region or customer.  At the same time, our local operations benefit from centralized functions, such as purchasing, information technology, sales support, and accounting and finance, and the resources and scale efficiencies of an installation and distribution business that has a presence across the U.S. and Canada.

Unique ability to offset decreases in demand for services with our Specialty Distribution business.  During industry downturns many insulation contractors, who buy directly from manufacturers during industry peaks, return to purchasing through distributors for smaller shipments, less than a full truckload. This tends to drive incremental customers to our Specialty Distribution business, which could offset a decrease in demand for installation services in our Installation business because of a downturn.  We believe that our leadership position in both installation and specialty distribution businesses helps to reduce exposure to cyclical swings in our lines of business.

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

Major Customers

We have a diversified portfolio of customers.  Our top customer accounted for approximately three percent of our total revenues for the year ended December 31, 2023.  Our top ten customers accounted for approximately 11 percent of our total sales in 2023.

Suppliers

Our businesses depend on our ability to obtain an adequate supply of high-quality products and components from manufacturers and other suppliers.  We source the majority of our fiberglass building products from four primary U.S.-based residential fiberglass insulation manufacturers: CertainTeed, Johns Manville, Knauf, and Owens Corning.  Failure by our suppliers to provide us with an adequate supply of high-quality products on commercially reasonable terms, or to comply with applicable legal requirements, could have a material, adverse effect on our financial condition or operating results.  We have positive relationships with our suppliers and are in continuous contact and work closely with our suppliers regarding the quality of materials.  Our current business model with material suppliers affords us flexibility in maximizing material purchasing, which is often driven by region, demand, supply, and pricing, without the constraints of exclusivity agreements.

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

Employee Recruiting & Retention

As of December 31, 2023, we had 14,012 employees (excluding contingent workers), of which 8,542 were installers.  Over 730 of our employees are currently covered by 61 collective bargaining agreements that expire on various dates through 2027.  We believe that our relationships with our union partners are good.

The residential new construction housing market remained strong through most of 2023, and continued to be a tight construction industry labor market.  To attract and retain experienced employees, we offer a positive culture and a competitive compensation and benefits program to all our employees.  Our benefits program is designed to meet the needs of a diverse employee workforce and includes tuition reimbursement, career growth and professional development, matching 401(k) contributions, multiple dental and medical plan options, and paid time off.

We take proactive steps to find quality sources of construction labor and our Friends and Family Referral Program is our best source for recruiting and retaining installers.  This program has been very successful since its launch in 2020 and in 2023 led to the hiring and retention of 1,388 installers.  In addition, we hire directly from the local communities in which our branches operate, and we partner with organizations that help source talent with diverse backgrounds, including organizations in support of veterans, refugees, and trade school students and graduates.

Voluntary turnover across all employee categories in 2023 was 30%, which is an improvement from our 2022 turnover rate of 33.2%. We attribute our effective retention rate to meaningful work, competitive wages, comprehensive benefits, and positive employee relations.

To build a pipeline of leadership talent, we recruit internally and externally into our Manager in Training (MIT) program, which is designed to foster the development of participants into leaders of our Company and high performers in our industry.  The program lasts 12-24 months and participants are supported by our executive management team as they are immersed in all aspects of our operations and directly serve and support our customers and suppliers.  We average 18-22 participants in our MIT program and, upon completion, successful participants are regularly promoted into branch leadership roles within our Company.

Diversity and Inclusion

We continue to take steps as an employer to embrace and expand diversity and inclusion as part of our culture and talent practices.  As of December 31, 2023, our employees self-identified as 45.7% Hispanic, 34.1% White, 7.7% Black, 4% Other, and 8.5% Undisclosed.  Our employees represent a higher racial diversification than both the construction industry average and the total U.S. workforce, as reported by the Bureau of Labor Statistics (December 2023).  In addition, our workforce self-identifying as female as of December 31, 2023, was 11.5%, which is higher than the U.S. construction industry female workforce of 9.9%, as reported by the Bureau of Labor Statistics (December 2023).  Our corporate leadership team (managers and above) self-identified as approximately 43% female, and of all leaders (managers and above) 25.7% identify as non-white or undisclosed.

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

Safety

We prioritize a culture of safety that innovates better and safer ways to work, emphasizes best practices, and rewards ongoing improvement in our safety performance.  We believe our focus on safety is a key differentiator in our industry, and it is an important indicator in how we measure our Company’s success.

To achieve continuous improvement in safety, we provide our employees with ongoing safety training, information, and programs.  Training commences upon employee onboarding and continues with regular sessions delivered throughout the year.  All new hires must complete our standard safety curriculum and we require a minimum number of annual training hours thereafter.  We provide training sessions in-person, online or on-demand, with specific training assigned by job and work scope.  All safety training programs are available in the employee’s preferred language and attending employees are evaluated for understanding through written, verbal, and skill-based assessments.  During 2023, we assigned each of our employees an average of 15.4 hours of safety training.

To align our workforce with our safety goals, a portion of our annual incentive compensation for all eligible employees, including our senior leadership, is tied to our safety performance.  While we ultimately strive to have zero incidents, we set an aggressive annual target based on prior year performance as compared against industry average at the company level and for each business segment.  Further, our regional Safety Managers audit field locations and our Branch Support Center to assess compliance with our policies and procedures.

We closely monitor injury trends and conduct extensive research to better understand and improve our safety performance.  In 2023, we experienced no fatalities.  Our company-wide injury rate was 1.97 and our lost time case rate was 0.57, each of which is significantly below the industry average of 2.7 and 1.3, respectively, as reported by the Bureau of Labor and Statistics for NAICS 23831 (2022). Our incident rates do not include the impact of acquired companies in the year of acquisition.

Community Involvement

TopBuild has a longstanding commitment to service in our communities, and we provided ongoing support to many national and local charitable organizations in 2023, including:

Habitat For Humanity. Our 2023 Habitat for Humanity Golf Tournament was our most successful event to date and raised approximately $0.7 million for Habitat for Humanity.  Since 2016, TopBuild and its partners have raised approximately $3.8 million in support of the charity’s vision for creating a world where everyone has a healthy and affordable place to call home.  These monetary donations, combined with our donations of construction materials and volunteer hours contributed by our employees, have helped low-income families purchase their first home, supported disaster response initiatives, and revitalized communities.

Salvation Army. TopBuild is a proud supporter of the Salvation Army and their annual Angel Tree program.  In 2023, we collected donations to help provide holiday gifts to nearly 100 children and to provide food, shelter, and utility assistance to families in need throughout the year.

NASCAR Foundation. TopBuild continued its partnership with the NASCAR Foundation in 2023.  Through a combination of fundraising and volunteering, our employees helped build playsets for pediatric cancer patients, decorated pediatric centers, and provided year-round support to the foundation and its efforts to improve the lives of children in our communities.

American Red Cross. We continued our support to the American Red Cross in 2023, helping to ensure the charity has the necessary funding to assist families reeling from the effects of hurricanes, tornadoes, and other natural disasters.

Payit4ward. TopBuild was the proud sponsor of Payit4ward’s annual summer Back to School Drive for the 6th year running.  Our teams competed in fundraising competitions ahead of the event to raise money for supplies and backpacks and volunteered to help ensure thousands of under-served children in our Daytona Beach, FL community had the essentials for their first day of school.

Our people are our most valuable resource, and together with our affiliate partnerships, we remain committed to supporting and improving the communities where we live and work.

Employee Feedback

Employee engagement is important to us as we continue to create a positive employee experience.  In addition to new hire and exit surveys, we conduct an all-employee survey bi-annually, which is administered by a third party and was most recently completed in 2023.  60% of our employees responded to our 2023 survey and we are proud that our engagement index score was 85%.  This score represents positive employee feedback on key questions related to pride in the Company, sense of accomplishment, and intent to stay.  We shared the results of our survey with our employees, leadership at all levels and locations, and with our Board.  Our leaders reviewed areas of satisfaction and improvement with their teams and continue to prioritize actions and activities in response to the survey results.  Overall areas of strength include employee perception of a solid culture of safety and ethical behavior within our Company and a strong understanding of work expectations and how employee efforts contribute to the Company’s success.

In 2023, TopBuild was certified as a Great Place to Work.  This certification is a two-step process that includes employee feedback to a third-party survey and a questionnaire about the workforce.  80% of employees said TopBuild is a great place to work, – compared to 57% of employees at a typical U.S-based company. (Source: Great Place To Work® 2021 Global Employee Engagement Study.)

Executive Officers

Set forth below is information about our executive officers. There are no family relationships among any of the officers named below.

Robert M. Buck, age 54

•	Chief Executive Officer and President since January 1, 2021
•	President and Chief Operating Officer from June 2015 – December 2020
•	Group Vice President of Masco from 2014 – June 2015, responsible for the Installation and Other Services Segment consisting of both Masco Contractor Services and Specialty Distribution
•	President of Masco Contractor Services from 2009 – 2014

Robert M. Kuhns, age 50

•	Vice President and Chief Financial Officer since March 2022
•	Vice President, Controller from July 2018 – March 2022
•	Senior Director, Assistant Corporate Controller of Mohawk Industries, Inc. from July 2015 – July 2018
•	Senior Director, International Finance of Mohawk Industries, Inc. from March 2013 – July 2015

Luis F. Machado, age 61

•	Vice President, General Counsel and Corporate Secretary since August 2020
•	Vice President, General Counsel and Secretary of CTS Corporation from 2015 – August 2020
•	Senior Vice President, Legal, and Assistant Secretary of L Brands, Inc. from 2010 – 2015

Jennifer J. Shoffner, age 51

•	Chief Human Resources Officer since August 2020
•	Vice President, Talent Management from February 2020 – August 2020
•	Vice President, Human Resources of Liberty Hardware, a Masco Company, from 2006 – 2011 and 2013 – January 2020

Joseph M. Viselli, age 56

•	Vice President and Chief Operating Officer since October 2022
•	Senior Vice President and General Manager of Distribution International from June 2020 – October 2022
•	Senior Vice President and General Manager of Silvercote from June 2019 – October 2022
•	General Manager of Silvercote and Senior Vice President of Knauf Insulation from February 2017 – June 2019

Steven P. Raia, age 68

•	President, TopBuild Special Operations and Executive Adviser since January 2024
•	President, TruTeam Operations from March 2019 – January 2024
•	Senior Vice President of Operations, from November 2015 – March 2019
•	Various operations management and roles in insulation businesses prior to 2015

Robert J. Franklin, age 64

•	President, Specialty Distribution since October 2022
•	President, Service Partners Operations from September 2019 to October 2022
•	Vice President of Operations, TruTeam from 2017 – September 2019
•	Regional Leader, TruTeam from 2015 – 2016
•	Various operations management and roles in insulation businesses prior to 2015

Jeffrey M. Krestancic, age 40

•	President, TruTeam since January 2024
•	Senior Vice President, TruTeam Operations from May 2023 – January 2024
•	Vice President, TruTeam Operations from July 2021 to May 2023
•	Regional Director, TruTeam from April 2017 to July 2021
•	Various operations management and roles in insulation business prior to April 2017

Legislation and Regulation

We are subject to U.S. and Canadian federal, state, provincial, and local laws and regulations, particularly those pertaining to health and safety (including protection of employees and consumers), labor standards/regulations, contractor licensing, and environmental issues.  In addition to complying with currently effective legal requirements and preparing for upcoming requirements, even more stringent legal requirements could be imposed on our industries.  Additionally, some of our products and services require certification by industry or other organizations. Maintaining compliance with potentially changing legal requirements and industry standards may require us to alter our specialty distribution and installation processes and our sourcing, which could adversely impact our business.  Further, as discussed in our Item 1A (Risk Factors), if we do not effectively and timely comply with legal requirements and industry standards, our operating results could be negatively affected.

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

Item 1A. RISK FACTORS

A number of risks and uncertainties could affect our business and cause our actual results to differ from past performance or expected results.  We consider the following risks and uncertainties to be those material to our business.  If any of these risks occur, our business, financial condition and results of operations could suffer, and the trading price of our common stock could decline.  We urge investors to carefully consider the risk factors described below in evaluating the information contained in this Annual Report.

Risks Which May Be Material to Our Business

Risks Relating to Products and Supply Chain

We are dependent on third-party suppliers and manufacturers to provide us with an adequate supply of high-quality products, and the loss of a large supplier or manufacturer could negatively affect our operating results.

Failure by our suppliers to provide us with an adequate supply of high-quality products on commercially reasonable terms, or to comply with applicable legal requirements, could have a material adverse effect on our financial condition or operating results.  While we believe that we have positive relationships with our suppliers, the fiberglass insulation industry has encountered both shortages and periods of significant oversupply during past housing market cycles, leading to volatility in prices and allocations of supply, which affect our results.  While we do not believe we depend on any sole or limited source of supply, we source the majority of our building products, primarily insulation, from a limited number of large suppliers.  The loss of a large supplier, or a substantial decrease in the availability of products or components from our suppliers for any reason, could disrupt our business and adversely affect our operating results.

Our profit margins could decrease due to changes in the costs of the products we install and/or distribute.

The principal building products that we install and distribute have been subject to price changes in the past, some of which have been significant.  Our results of operations for individual quarters can be, and have been, hurt by a delay between the time product or material cost increases are implemented and the time we are able to increase prices for our installation or specialty distribution services, if at all.  Our supplier purchase prices may depend on our purchasing volume or other arrangements with any given supplier. While we have been able to achieve cost savings through volume purchasing or other arrangements with suppliers in the past, we may not be able to consistently continue to receive advantageous pricing for the products we distribute and install.  If we are unable to maintain purchase pricing consistent with prior periods or are unable to pass on price increases, our costs could increase and our margins may be adversely affected.

The development of alternatives to distributors in the supply chain could cause a decrease in our sales and operating results and limit our ability to grow our business.

Our Specialty Distribution customers could begin purchasing more of their products directly from manufacturers, which would result in decreases in our net sales and earnings.  Our suppliers could invest in infrastructure to expand their own local sales force and sell more products directly to our Specialty Distribution customers, which also would negatively impact our business. In addition, our Specialty Distribution customers could expand their on-site fabrication and customization activities, negatively impacting demand for our value added fabrication services.

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

Our business depends, in part, on our ability to identify future products and product lines that complement existing products and product lines and that respond to our customers’ needs. We may not be able to compete effectively unless our product selection keeps up with trends in the markets in which we compete, or trends in new products, which could cause us to lose market share. Our expansion into new markets, new products, or new product lines may present competitive, distribution, and regulatory challenges, as well as divert management’s attention away from our core business. In addition, the inability to integrate new products and product lines into our specialty distribution network could affect our ability to compete.

Risks Relating to Events Beyond Our Control

A decline in general economic conditions could materially reduce demand for our services or the products that we distribute.

Demand for our products and services depends heavily on the operating level of our customers and the economic factors that affect them, including general economic conditions. In a recession or economic downturn, our customers may materially reduce construction or industrial activities because of lower consumer demand, which in turn will decrease their need for our services and the products that we distribute. Volatile economic and credit conditions also make it more difficult for our customers to forecast and plan future business activities and may prevent them from ordering our products or services as frequently or in the quantities they otherwise would. We may experience materially adverse impacts to our business because of any economic recession or slowing in the rate of growth.

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

Our business may be adversely affected by economic, political and social conditions and events in North America or other regions where we may not operate.

We operate primarily in North America, but also supply projects in other parts of the world and have suppliers and customers that have operations outside of North America. Our business is subject to risks arising from economic, political, and social conditions and events in any of these regions, such as recessions, inflation, deflation, currency fluctuations, trade disputes, wars, terrorist attacks, pandemics, natural disasters, and other crises. These conditions and events may affect the demand for our services and products, the availability and cost of materials and labor, the financial condition and creditworthiness of our customers and suppliers, the stability and regulation of financial markets, the ability to raise capital, the enforcement of contractual obligations, the protection of intellectual property rights, and the conduct of business operations. Any of these factors could have a material adverse effect on our business, results of operations, and financial condition.

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

Various federal and state labor laws and regulations govern the relationship with our employees and impact operating costs.  These laws include, but are not limited to, employee classification as exempt or non-exempt for overtime and other purposes; workers’ compensation rates; immigration status; mandatory health benefits; tax reporting; and other wage and benefit requirements. We have significant exposure to changes in laws governing our relationships with our employees, including wage and hour laws and regulations, fair labor standards, minimum wage requirements, overtime pay, unemployment tax rates, workers’ compensation rates, citizenship requirements, payroll taxes, and the enforcement of non-competition agreements, as well as vaccination and testing mandates which may be imposed in connection with the occurrence of pandemic or health concerns, which changes would have a direct impact on our operating costs.  Significant additional government-imposed increases in the preceding areas could have a material adverse effect on our business, financial condition, and results of operations.

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

Union organizing activity and work stoppages could delay or reduce the availability of products that we install and increase our costs.

Approximately 730 of our employees are currently covered by collective bargaining or other similar labor agreements that expire on various dates through 2027.  Any inability by us to negotiate collective bargaining arrangements could cause strikes or other work stoppages, and new contracts could result in increased operating costs.  If any such strikes or other work stoppages occur, or if other employees become represented by a union, we could experience a disruption of our operations and higher labor costs.  Further, if a significant number of additional employees were to unionize, including in the wake of any future legislation or regulation that makes it easier for employees to unionize, these risks would increase.  In addition, certain of our suppliers have unionized work forces, and certain of the products we install and/or distribute are transported by unionized truckers.  Strikes, work stoppages, or slowdowns could result in slowdowns or closures of facilities where the products that we install and/or distribute are manufactured, or could affect the ability of our suppliers to deliver such products to us.  Any interruption in the production or delivery of these products could delay or reduce availability of these products and increase our costs.

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

We have made, and in the future may continue to make, strategic acquisitions as part of our growth strategy.  We may be unable to make accretive acquisitions or realize expected benefits of any acquisitions for any number of reasons including, but not limited to:

•	failure to identify attractive targets in the marketplace;
•	increased competition for attractive targets;
•	incorrect assumptions regarding the future results of acquired operations or assets, expected cost reductions, or other synergies expected to be realized as a result of acquiring operations or assets;
•	failure to obtain acceptable financing or required clearance or approvals; or
•	restrictions in our debt agreements.

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

Our ability to successfully implement our business plan and achieve targeted financial results is dependent on our ability to successfully integrate acquired businesses.  The process of integrating acquired businesses, may expose us to operational challenges and risks, including, but not limited to:

•	the ability to profitably manage acquired businesses or successfully integrate the acquired business’ operations, financial reporting, and accounting control systems into our business;
•	the expense of integrating acquired businesses;
•	increased indebtedness;
•	the loss of installers, suppliers, customers or other significant business partners of acquired businesses;
•	potential impairment of goodwill and other intangible assets;
•	risks associated with the internal controls and accounting policies of acquired businesses;

•	diversion of management’s attention due to the increase in the size of our business;
•	the ability to fund cash flow shortages that may occur if anticipated revenue is not realized or is delayed, whether by general economic or market conditions, or unforeseen internal or external difficulties;
•	the availability of funding sufficient to meet increased capital needs;
•	difficulties in the assimilation of different corporate cultures and business practices;
•	the ability to retain vital employees or hire qualified personnel required for expanded operations;
•	failure to identify all known and contingent liabilities during due diligence investigations; and
•	the insufficiency of indemnification granted to us by sellers of acquired companies.

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

Claims and litigation could be costly.

We are, from time to time, involved in various claims, litigation matters, and regulatory proceedings that arise in the ordinary course of our business and which could have a material adverse effect on us.  These matters may include contract disputes, automobile liability and other personal injury claims, warranty disputes, construction defect, environmental claims or proceedings, other tort claims, employment and tax claims, claims relating to the quality of products sourced from our suppliers, and other proceedings and litigation, including class actions.  In addition, we are exposed to potential claims by our employees or others based on job-related hazards.

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

We are subject to national, state, provincial, and local government regulations, particularly those pertaining to health and safety, including protection of employees and consumers, employment laws, including immigration and wage and hour regulations, contractor licensing, data privacy, cybersecurity, and climate and environmental laws and regulations.  In addition to complying with current requirements, even more stringent requirements could be imposed in the future by the Securities and Exchange Commission and other governmental authorities.  Compliance with these regulations and industry standards is costly and may require us to invest additional resources into our compliance infrastructure, thereby increasing our cost structure.  We may also be required to alter our installation and distribution processes, product sourcing, or business practices, which could make recruiting and retaining labor in a tight labor market more challenging.   If we do not effectively and timely comply with such regulations and industry standards, our results of operations could be negatively affected, and we could become subject to substantial penalties or other legal liability.

We are subject to environmental regulation and potential exposure to environmental liabilities.

We are subject to various federal, state, provincial, and local environmental laws and regulations. Although we believe that we operate our business, including each of our locations, in compliance with applicable laws and regulations and maintain all material permits required under such laws and regulations to operate our business, we may be held liable or incur fines or penalties in connection with such requirements. In addition, environmental laws and regulations, including those related to energy use and climate change, may become more stringent over time, and any future laws and regulations could have a material impact on our operations or require us to incur material additional expenses to comply.

Changes in building codes and consumer preferences could affect our ability to market our service offerings and our profitability.  Moreover, if we do not respond to evolving customer preferences or changes in building standards, or if we do not maintain or expand our expertise in building science, our business, results of operation, financial condition, and cash flow would be adversely affected.

Each of our lines of business is impacted by building codes and consumer preferences, including a growing focus on energy efficiency.  Our competitive advantage is due, in part, to our ability to respond to changes in consumer preferences and building codes.  However, if our installation and distribution services and our expertise in building sciences do not adequately or quickly adapt to changing preferences and building standards, we may lose market share to competitors, which would adversely affect our business, results of operation, financial condition, and cash flows.  Further, our growth prospects could be harmed if consumer preferences and building standards do not evolve towards more energy efficient service offerings, which tend to increase demand for our service offerings.

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

The market for the specialty distribution and installation of building products and materials is highly fragmented and competitive, and barriers to entry are relatively low.  Our Installation competitors include national contractors, regional contractors, and local contractors, and we face many or all of these competitors for each project on which we bid.  Our Specialty Distribution competitors include numerous specialty insulation distributors.  In some instances, our Specialty Distribution business sells products to companies that may compete directly with our installation service business.  We also compete with broad line building products distributors, big box retailers, insulation manufacturers, and mechanical insulation fabricators.  In addition to price, we believe that competition in our industry is based largely on existing customer relationships, customer service, and the quality and timeliness of installation services and distribution product deliveries in each local market.  In the event that increased demand leads to higher prices for the products we sell and install, we may have limited ability to pass on price increases in a timely manner, or at all, due to the fragmented and competitive nature of our industry.

Our business is seasonal and is susceptible to adverse weather conditions and natural disasters.  We also may be adversely affected by any natural or man-made disruptions to our facilities.

We normally experience stronger sales in our Installation segment and in building insulation sales in our Specialty Distribution segment during the third and fourth calendar quarters, corresponding with the peak season for residential new construction and residential repair/remodel activity.  Sales during the winter weather months are seasonally slower due to the lower construction activity.  Historically, the installation of insulation lags housing starts by several months.  In addition, to the extent that hurricanes, severe storms, earthquakes, droughts, floods, fires, other natural disasters, or similar events occur in the geographic areas in which we operate, our business may be adversely affected.  Any widespread disruption to our facilities resulting from a natural disaster, an act of terrorism, or any other cause could materially impair our ability to provide installation and/or distribution services for our customers.

We are subject to competitive pricing pressure from our customers.

Residential homebuilders historically have exerted significant pressure on their outside suppliers to keep prices low in the highly fragmented building products and materials supply and services industry. Similarly, contractors serving the construction industry and industrial customers exert pressure on our Specialty Distribution pricing. In addition, consolidation among homebuilders and changes in homebuilders’ and contractors’ purchasing policies or payment practices could result in additional pricing pressure.

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

Risks Relating to Information Technology and Cybersecurity

We rely on information technology systems, and in the event of a disruption or security incident, we could experience problems operating our business and incur substantial costs to address resulting issues.

Our operations are dependent upon our information technology systems, including systems run by third-party vendors which we do not control, to operate our business including, but not limited to managing customer orders on a timely basis, to coordinating our installation and specialty distribution activities across locations, and managing invoicing.  If we experience problems with our information technology systems, we could experience, among other things, delays in receiving customer orders, placing orders with suppliers, and scheduling production, installation services, deliveries, or shipments.

A substantial disruption in our information technology systems could have an adverse impact on revenue, harm our reputation, and cause us to incur legal liability and costs, which could be significant, to address and remediate such events and related security and operational issues.

In addition, we could be adversely affected if any of our significant customers or suppliers experience any similar events that disrupt their respective business operations or damage their reputations.

In the event of a cybersecurity incident, we could experience operational interruptions, incur substantial additional costs, become subject to legal or regulatory proceedings or suffer damage to our reputation.

In addition to the disruptions that may occur from interruptions in our information technology systems, cybersecurity threats and sophisticated and targeted cyberattacks pose a risk to our information technology systems.  We have established security policies, processes and defenses designed to help identify and protect against intentional and unintentional misappropriation or corruption of our information technology systems and disruption of our operations.  Despite these efforts, our information technology systems may be damaged, disrupted or shut down due to attacks by unauthorized persons, malicious software, computer viruses, undetected intrusion, hardware failures, or other events, and in these circumstances our disaster recovery plans may be ineffective or inadequate.  These breaches or intrusions could lead to business interruptions, exposure of proprietary or confidential information, data corruption, damage to our reputation, exposure to legal and regulatory proceedings, and other costs.  Such events could have an adverse impact on our financial condition, results of operations and cash flows.  In addition, we could be adversely affected if any of our significant customers or suppliers experience any similar events that disrupt their business operations or damage their reputations.

We maintain monitoring practices and protections of our information technology to reduce these risks and test our systems on an ongoing basis for potential threats.  We carry cybersecurity insurance to help mitigate financial exposure in the event of intentional intrusion.  There can be no assurance, however, that our efforts will prevent the occurrence of a security breach of our databases or systems that could adversely affect our business.

Risks Relating to Liquidity and Our Ability to Finance Our Operations

If we are required to take significant non-cash charges, our financial resources could be reduced, and our financial flexibility may be negatively affected.

We have significant goodwill and other intangible assets related to business combinations on our balance sheet.  The valuation of these assets is largely dependent upon the expectations for future performance of our businesses.  Expectations about the growth of residential new construction, commercial/industrial construction, residential repair/remodel activity, and the utilization of industrial facilities, may impact whether we are required to recognize noncash, pretax impairment charges for goodwill and other indefinite lived intangible assets, or other long-lived assets.  If the value of our goodwill, other intangible assets, or long-lived assets is further impaired, our earnings and shareholders’ equity would be adversely affected and may impact our ability to raise capital in the future.

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

Our indebtedness could have significant consequences on our future operations, including but not limited to:

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

Risks Relating to Our Common Stock

The price of our common stock may fluctuate substantially, and the value of your investment may decline.

The market price of our common stock could fluctuate significantly due to a number of factors, many of which are beyond our control, including:

•	fluctuations in our quarterly or annual earnings results, or those of other companies in our industry;
•	failures of our operating results to meet our published guidance, the estimates of securities analysts or the expectations of our shareholders, or changes by securities analysts in their estimates of our future earnings;
•	announcements by us or our customers, suppliers, or competitors;
•	changes in laws or regulations which adversely affect our industry or us;
•	changes in accounting standards, policies, guidance, interpretations, or principles;
•	general economic, industry, and stock market conditions;
•	future sales of our common stock by our shareholders;
•	future issuances of our common stock by us; and
•	other factors described in these “Risk Factors” and elsewhere in this Annual Report.

Provisions in our certificate of incorporation and bylaws, and certain provisions of Delaware law, could delay or prevent a change in control.

The existence of some provisions of our certificate of incorporation and bylaws and Delaware law could discourage, delay, or prevent a change in control that a shareholder may consider favorable.  These include provisions:

•	authorizing a large number of shares of stock that are not yet issued, which could have the effect of preventing or delaying a change in control if our board of directors issued shares to persons that did not support such change in control, or which could be used to dilute the stock ownership of persons seeking to obtain control; and
•	prohibiting shareholders from calling special meetings of shareholders or taking action by written consent.

In addition, we are subject to Section 203 of the Delaware General Corporation Law, which may have an anti-takeover effect with respect to transactions not approved in advance by our board of directors, including discouraging takeover attempts that could have resulted in a premium over the market price for shares of our common stock.

These provisions apply even if a takeover offer is considered beneficial by some shareholders and could delay or prevent an acquisition that our board of directors determines is not in our and our shareholders’ best interests.

Our bylaws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our shareholders, which could limit our shareholders’ ability to obtain a preferred judicial forum for disputes with us or our directors, officers, or other employees.

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer, or other employee to us or our shareholders, (iii) any action asserting a claim arising pursuant to any provision of Delaware General Corporation Law, our certificate of incorporation (including any certificate of designations for any class or series of our preferred stock), or our bylaws, in each case, as amended from time to time, or (iv) any action asserting a claim governed by the internal affairs doctrine, shall be the Court of Chancery of the State of Delaware (provided, however, that in the event that the Court of Chancery of the State of Delaware lacks subject matter jurisdiction over such proceeding, the sole and exclusive forum for such action or proceeding shall be another state or federal court located within the State of Delaware), in all cases subject to the court having personal jurisdiction over the indispensable parties named as defendants.  Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have received notice of, and consented to, the foregoing provision.  This forum selection provision may limit a shareholder’s ability to bring a claim in a judicial forum that it finds favorable or cost effective for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and employees.

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 1C.  CYBERSECURITY RISK MANAGEMENT, STRATEGY AND GOVERNANCE

Cybersecurity Risk Management Program

We recognize the importance of maintaining the integrity of our information technology systems and safeguarding the confidential business and personal information we receive and store about our employees, customers and suppliers.  We have a cybersecurity risk management program in place designed to assess, identify and manage material risks from cybersecurity threats.  Our cybersecurity risk management program is designed to employ industry best practices across our operations and business functions, including monitoring and analysis of the threat environment, vulnerability assessments, and third-party cybersecurity risks; detecting and responding to cyber attacks, cybersecurity incidents, and data breaches; cybersecurity crisis preparedness, incident response plans, and business continuity and disaster recovery capabilities; and investments in cybersecurity infrastructure and program needs.  Among the key features of our program are:

•	Periodic independent, third-party reviews of our program and its maturity based on the National Institute of Standards and Technology (NIST) cybersecurity framework;
•	Strategic periodic engagements of consulting firms to advise the Board and our executive officers regarding the structure and oversight of our cybersecurity risk management program, cyber strategy framework evolution, risk-based assessments, incident response services, and cyber technology;
•	Consulting with external advisors and specialists on specific projects regarding opportunities and enhancements to strengthen our cyber practices and policies on an as needed basis;
•	Periodic review of SOC1 and SOC2 audit reports submitted by our strategic third-party technology suppliers, as prepared by their external auditors;
•	Ongoing cybersecurity training for employees; and
•	Periodic testing of incident response procedures.

In addition to the third parties described above, we regularly engage consultants, advisors, service providers and other third parties to help develop and manage our cybersecurity risk management program.

Our cybersecurity risk management program includes technology and processes designed to maintain active security of our information technology systems.  We have not experienced a material cyber breach in the last three years.  We do not believe that any risks from cybersecurity threats of which we are currently aware, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition.  However, despite our security measures, there is no assurance that we, or the third parties with which we interact, will not experience a cybersecurity incident in the future that will materially affect us.  For additional information regarding the risks to the Company associated with cybersecurity incidents, see “In the event of a cybersecurity incident, we could experience operational interruptions, incur substantial additional costs, become subject to legal or regulatory proceedings or suffer damage to our reputation,” included in Part I, Item 1A (Risk Factors) of this Annual Report.

To help identify and manage cybersecurity risks associated with our use of third-party service providers, we have implemented processes to assess third-party systems which could be compromised in a manner that adversely impacts the Company and our technology systems.  In this regard, we conduct due diligence of significant third-party service providers who will have access to our information technology systems and incorporate cybersecurity protections in our engagement contracts with such providers.  In addition, we require such third-party service providers to promptly notify us of any actual or suspected breach impacting our data or operations.  Further, our external auditor reviews our processes designed to control access to our information technology systems as part of its assessment of our internal controls.

Incident Response Procedures

We have in place a cyber incident response plan outlining procedures to follow in the event of a cybersecurity incident.  Under the plan, we established a cross-functional critical response team (CRT) with expertise in various subject matter areas responsible for initiating and leading our incident response procedures.  The CRT is under the direction of our Chief Information Officer and is comprised of our Director of Information Technology, Chief Accounting Officer, Assistant General Counsel and Chief Compliance Officer, Senior Manager of Risk and Insurance, and certain other members of management.  The plan provides that our CRT will conduct an impact assessment in the event of a cybersecurity incident meeting pre-established criteria, or which may otherwise impact the operations or finances of the Company.  If any such cybersecurity incident is determined by the CRT to have the potential to materially impact the Company, such event would be elevated for further review and assessment by a senior leadership team consisting of our Chief Executive Officer, Chief Financial Officer, General Counsel and, under certain circumstances, the Board.

Governance

Our full Board is responsible for oversight of risks from cybersecurity threats, including our cybersecurity risk management program.  In carrying out its oversight responsibilities, the Board receives an annual cybersecurity assessment and quarterly scorecards from our Chief Information Officer, which cover topics related to information security, privacy and cyber risks, and our risk management processes, including the status of any recent cybersecurity events meeting specified criteria, the emerging threat landscape, and the status of capital investments in our information security infrastructure.

At a management level, our cybersecurity risk management program is led by our Chief Information Officer, who reports to our Chief Executive Officer.  Under our Chief Information Officer’s leadership, the cybersecurity team implements and provides governance and functional oversight for cybersecurity controls and services.  The team’s credentials include Certified Information Security Manager and Certified Information Systems Security Professional.

To help identify, assess, and manage risks from cybersecurity threats, we have integrated cybersecurity risk management into our broader, Company-wide enterprise risk management (ERM) evaluation and strategy process, which is led by our executive officers, overseen by the Audit Committee of the Board, and reviewed annually by the full Board.  Our ERM process takes a top-down, enterprise view of material risks impacting our Company, including credit, liquidity, strategy, cybersecurity, and operational risks, and is an ongoing process consisting of risk identification, risk rating, analysis and action plans, and reporting and monitoring.  Employees responsible for assessing identified risks deliver an update quarterly to our senior leadership team, which consists of our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Chief Information Officer, General Counsel, Chief Human Resources Officer, Chief Growth Officer, and Vice President of Supply Chain.  Status updates with respect to these risk areas are delivered quarterly by management to the Audit Committee of the Board, and full risk assessment results are presented by management annually to the full Board.

Item 2.  PROPERTIES

We operate approximately 240 Installation branch locations and approximately 170 Specialty Distribution centers in the United States and Canada, most of which are leased.  Our 65,700 square foot Branch Support Center is leased and located at 475 North Williamson Boulevard in Daytona Beach, FL 32114.  This lease expires in June 2029, assuming no exercise of any options set forth in the lease.  We believe that our facilities have sufficient capacity and are adequate for our installation and specialty distribution requirements.

Item 3.  LEGAL PROCEEDINGS

For information regarding legal proceedings, see Item 8. Financial Statements and Supplementary Data – Note 11. Other Commitments and Contingencies, which we incorporate herein by reference.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders of our Common Stock.  Our common stock is traded on the NYSE under the symbol “BLD”.  As of February 20, 2024, there were approximately 1,424 holders of our issued and outstanding common stock.

Dividends.  No dividends were paid during the years ended December 31, 2023 and 2022. Our Credit Agreement, in certain circumstances, limits the amount of dividends we may distribute.  We do not anticipate declaring cash dividends to holders of our common stock in the foreseeable future.

Issuer Purchases of Equity Securities.  On July 25, 2022, our Board authorized the 2022 Repurchase Program, pursuant to which the Company may purchase up to $200 million of our common stock. There were no share repurchases executed during the year ended December 31, 2023, leaving $154.4 million remaining under the 2022 Share Repurchase Program.  Excluded from this disclosure are shares repurchased to settle statutory employee tax withholdings related to the vesting of stock awards.

Performance Graph and Table. The following graph and table compare the cumulative total return of our common stock for the five-year period beginning January 1, 2019, through December 31, 2023, with the total cumulative return of the Russell 2000 Index, the Standard & Poor’s 500 Index, and the Standard & Poor’s 1500 Building Products Index. The graph and table assume an initial investment of $100 in our common stock and each of the three indices at the opening of business on January 1, 2019, and reinvestment of dividends.

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
TopBuild Corp.	$100	$229	$409	$613	$348	$832
Standard & Poor's 500 Index	$100	$128	$150	$190	$153	$190
Russell 2000 Index	$100	$123	$146	$166	$131	$150
Standard & Poor's 1500 Building Products Index	$100	$142	$182	$268	$205	$296

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

In this section, we generally discuss the results of our operations for the year ended December 31, 2023, compared to the year ended December 31, 2022. For a discussion of the year ended December 31, 2022, to the year ended December 31, 2021, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 23, 2023, which discussion is hereby incorporated herein by reference.

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

Strategy

We are committed to creating long-term value for all stakeholders – employees, customers, suppliers, and investors.  Our team is focused on driving operational efficiencies and sharing best practices throughout our organization.  Our core values include:

•	Safety – We put the safety of our people first.
•	Integrity – We deliver results with integrity, respect, and accountability.
•	Focus – We are customer-focused, grounded in strong relationships.
•	Innovation – We are continuously improving and encourage idea sharing.
•	Unity – We are united as one team, valuing diversity.
•	Community – We make a difference in the communities we serve.
•	Empowerment – We are empowered to be our best, individually and as a team.

Our strategy is focused on growth and productivity including:

•	Attracting and retaining top talent
•	Leveraging technology to streamline processes;
•	Expanding our business in the residential and commercial/industrial end-markets;
•	Acquiring strategically aligned businesses;
•	Driving operational efficiencies throughout the business.

Our operating results depend on residential new construction activity, commercial construction activity and industrial manufacturing activity, all of which are subject to business and economic cycles.  These cycles have less of an impact on our Specialty Distribution segment due to the repair and replacement component of our mechanical insulation distribution business.   We are also dependent on third-party suppliers and manufacturers providing us with an adequate supply of high-quality products.

Material Trends in Our Business

Residential New Construction

Home builders continue to report improving demand resulting in single-family housing starts increasing in the fourth quarter compared to prior year.  Multifamily construction activity also remains strong but starts have slowed, in comparison to the prior year.  While there is a strong backlog of multi-family units that need to be completed, we do expect multifamily activity to decline as we move through the next 12 months. Overall, despite uncertainty around the economy and the impact of higher interest rates, we remain optimistic about the long-term fundamentals of the U.S. housing market, supported by a limited supply of both new and existing homes,  favorable demographic trends, and increasing household formations.

Commercial and Industrial Construction

Our commercial backlog is strong, and our bidding activity is active, both of which continue to support our optimistic view of commercial/industrial sales at our Installation and Specialty Distribution segments.  There are many major projects being planned across several different industries fueling demand, in particular, for our Specialty Distribution products. In addition, maintenance and repair work on industrial sites will serve as a continued driver for our Specialty Distribution business.

Seasonality

Sales across our end markets are typically slower during the winter months due to lower construction activity.

Results of Operations

We report our financial results in conformity with GAAP.

The following table sets forth our net sales, gross profit, operating profit, and margins, as reported in our Consolidated Statements of Operations, in thousands:

	Year Ended December 31,
	2023	2022
Net sales	$5,194,694	$5,008,744
Cost of sales	3,590,874	3,522,025
Cost of sales ratio	69.1%	70.3%

Gross profit	1,603,820	1,486,719
Gross profit margin	30.9%	29.7%

Selling, general, and administrative expense	724,995	689,555
Selling, general, and administrative expense to sales ratio	14.0%	13.8%

Operating profit	878,825	797,164
Operating profit margin	16.9%	15.9%

Other expense, net	(53,342)	(55,029)
Income tax expense	(211,229)	(186,146)
Net income	$614,254	$555,989
Net margin	11.8%	11.1%

Comparison of the Years Ended December 31, 2023 and December 31, 2022

Sales and Operations

Net sales for 2023 increased 3.7 percent, or $186.0 million, to $5.2 billion.  The increase was driven by a 2.4 percent impact from higher selling prices and a 2.1 percent increase in sales from acquisitions, partially offset by a reduction in sales volume.

Our gross profit margins were 30.9 percent and 29.7 percent for 2023 and 2022, respectively.  Gross profit margin improved primarily due to productivity initiatives, higher selling prices, partially offset by higher material costs.

Selling, general, and administrative expenses as a percentage of sales were 14.0 percent and 13.8 percent for 2023 and 2022, respectively.  Selling, general, and administrative expenses as a percent of sales were higher driven by increased acquisition related costs.

Operating margins were 16.9 percent and 15.9 percent for 2023 and 2022, respectively.  The increase in operating margin was due to productivity initiatives and higher selling prices, partially offset by higher material costs and higher acquisition related costs.

Other Expense, Net

Other expense, net, decreased $1.7 million to $53.3 million in 2023 from $55.0 million in 2022. The decrease is primarily related to $20.6 million interest income earned on higher cash balances at an increased rate, which fully offset higher rate of interest expense incurred on our Term Loan borrowings.

Income Tax Expense

Our effective tax rate increased from 25.1 percent in 2022 to 25.6 percent in 2023.  The higher 2023 rate was primarily related to an increase in non-deductible items, state tax adjustments, and a decrease in the benefit related to share-based compensation.

2023 and 2022 Business Segment Results

The following table sets forth our net sales and operating profit information by business segment, in thousands:

	Year Ended December 31,
	2023	2022	Percent Change
Net sales by business segment:
Installation	$3,188,232	$2,969,978	7.3%
Specialty Distribution	2,268,339	2,278,261	(0.4)%
Intercompany eliminations	(261,877)	(239,495)
Net sales	$5,194,694	$5,008,744	3.7%

Operating profit by business segment (a):
Installation	$644,392	$548,795	17.4%
Specialty Distribution	330,938	326,226	1.4%
Intercompany eliminations	(44,438)	(39,839)
Operating profit before general corporate expense	930,892	835,182	11.5%
General corporate expense, net (b)	(52,067)	(38,018)
Operating profit	$878,825	$797,164	10.2%

Operating profit margins:
Installation	20.2%	18.5%
Specialty Distribution	14.6%	14.3%
Operating profit margin before general corporate expense	17.9%	16.7%
Operating profit margin	16.9%	15.9%
(a)	Segment operating profit includes an allocation of general corporate expenses attributable to the operating segments which is based on direct benefit or usage (such as salaries of corporate employees who directly support the segment).
(b)	General corporate expense, net includes expenses not specifically attributable to our segments for functions such as corporate human resources, finance and legal, including salaries, benefits, and other related costs.

2023 and 2022 Business Segment Results Discussion

Changes in operating profit margins in the following business segment results discussion exclude general corporate expense, net in 2023 and 2022, as applicable.

Installation

Sales

Sales increased $218.3 million, or 7.3 percent, in 2023 compared to 2022.  Sales increased 3.6 percent due to higher selling prices and 3.6 percent from our acquisitions.

Operating Results

Operating margins in the Installation segment were 20.2 percent and 18.5 percent for 2023 and 2022, respectively.  The increase in operating margin was driven by productivity initiatives and higher selling prices, partially offset by higher material costs.

Specialty Distribution

Sales

Sales were essentially flat in 2023 compared to 2022, a decrease of $9.9 million, or 0.4 percent.  Sales decreased 1.6 percent from lower sales volume, partially offset by a 1.1 percent increase from higher selling prices.

Operating Results

Operating margins in the Specialty Distribution segment were 14.6 percent and 14.3 percent for 2023 and 2022, respectively.  The increase in operating margin was driven by productivity initiatives and higher selling prices, partially offset by higher material costs.

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

Liquidity and Capital Resources

We have access to liquidity through our cash from operations and available borrowing capacity under our Credit Agreement, which provides for borrowing and/or standby letter of credit issuances of up to $500 million under the Revolving Facility. In addition, we have availability to our $550.0 million Term Facility Two, the proceeds of which can be used to finance in part the acquisition of SPI, including the payment of related fees and expenses. For additional information regarding our outstanding debt and borrowing capacity see Item 8. Financial Statements and Supplementary Data – Note 6. Long-Term Debt.

The following table summarizes our total liquidity, in thousands:

	As of December 31,
	2023	2022
Cash and cash equivalents (a)	$848,565	$240,069

Revolving facility	500,000	500,000
Less: standby letters of credit	(63,770)	(67,689)
Availability under Revolving facility	436,230	432,311

Total liquidity	$1,284,795	$672,380
(a)	Our cash and cash equivalents consist of AAA-rated money market funds as well as cash held in our demand deposit accounts.

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

Cash Flows

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the periods indicated, in thousands:

	Year Ended December 31,
	2023	2022
Changes in cash and cash equivalents:
Net cash provided by operating activities	$849,409	$495,801
Net cash used in investing activities	(198,170)	(93,907)
Net cash used in financing activities	(43,836)	(300,073)
Impact of exchange rate changes on cash	1,093	(1,531)
Net increase in cash and cash equivalents	$608,496	$100,290

Net cash flows provided by operating activities increased $353.6 million for the year ended December 31, 2023, as compared to December 31, 2022.  Net income was up $58.3 million, or 10.5 percent, compared with the prior year period, driven by the impact of higher selling prices and our acquisitions, as well as productivity initiatives.  In addition, we generated cash from improvements in management of working capital, particularly receivables and inventory.

Net cash used in investing activities was $198.2 million for the year ended December 31, 2023, primarily comprised of $149.2 million for acquisitions and $64.0 million for purchases of property and equipment (primarily vehicles, equipment and computer hardware and software). Those uses were partially offset by $15.0 million of proceeds received from the sale of assets.  Net cash used in investing activities was $93.9 million for the year ended December 31, 2022, primarily comprised of $76.4 million for purchases of property and equipment (primarily vehicles, equipment and computer hardware and software), as well as $20.5 million for acquisitions.

Net cash used in financing activities was $43.8 million for the year ended December 31, 2023. During the year ended December 31, 2023, we used $40.1 million for debt repayments and $3.4 million net activity related to exercise of share-based incentive awards and stock options. Net cash used in financing activities was $300.1 million for the year ended December 31, 2022, primarily comprised of $250.0 million for the repurchase of common stock, $38.7 million for debt repayments, and $9.7 million net activity related to exercise of share-based incentive awards and stock options.  Additionally, we borrowed and repaid $70.0 million on our Revolving Facility, all within the second quarter of 2022.

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

Business Combinations

The purchase price for business combinations is allocated to the estimated fair values of acquired tangible and intangible assets, including goodwill, and assumed liabilities, where applicable.  Additionally, we recognize customer relationships, trademarks and trade names, and non-compete agreements as identifiable intangible assets, which are recorded at fair value as of the transaction date. The fair value of the customer relationships intangible assets is determined by management using the multi-period excess earnings method under the income approach. Assumptions used in determining the fair value of the customer relationships intangible asset include forecasted revenue growth rate, customer attrition rate, and discount rate. The fair value of other intangible assets is determined primarily using current industry information.  Goodwill is recorded when consideration transferred exceeds the fair value of identifiable assets and liabilities.  Measurement-period adjustments to assets acquired and liabilities assumed with a corresponding offset to goodwill are recorded in the period they occur, which may include up to one year from the acquisition date.  Contingent consideration is recorded at fair value at the acquisition date.

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

We perform our annual impairment testing of goodwill in the fourth quarter of each year, or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. When assessing goodwill for impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. If we conclude otherwise, then no further action is taken. We also have the option to bypass the qualitative assessment and only perform a quantitative assessment. For the years ended December 31, 2023 and 2022, we performed a qualitative and quantitative assessment, respectively.

Fair value for our reporting units is determined using a discounted cash flow method and a market multiple approach (with a 50% weighting of each), both which include significant unobservable inputs (Level 3 inputs).  We believe these methodologies are comparable to what would be used by other market participants.  Using the discounted cash flow method requires us to make significant estimates and assumptions, including long term projections of cash flows, market conditions, and appropriate discount rates.  Our judgments are based on historical experience, current market trends, consultations with external valuation specialists and other information.  The market approach includes a comparison of the multiple of a reporting unit's carrying value to its earnings before interest, taxes, depreciation and amortization with the multiples of similar businesses or guideline companies whose securities are actively traded in the public markets.  While we believe that the estimates and assumptions underlying the valuation methodologies are reasonable, changes to estimates and assumptions could result in different outcomes.  In estimating future cash flows, we rely on internally generated long-range forecasts for sales and operating profits, and generally a one to three percent long term assumed annual growth rate of cash flows for periods after the long-range forecast.  We generally develop these forecasts based upon, among other things, recent sales data for existing products, and estimated U.S. housing starts.

When necessary, an impairment loss is recognized to the extent that a reporting unit’s recorded goodwill exceeds its fair value. In the fourth quarters of 2023 and 2022, we performed an assessment on our goodwill and determined that the estimated fair value of each reporting unit substantially exceeded its carrying value, and therefore the goodwill was not impaired.

We did not recognize any impairment charges for goodwill for the years ended December 31, 2023, 2022, and 2021. As of December 31, 2023, net goodwill reflected $762.0 million of accumulated impairment losses, relating primarily to impairment charges taken in 2008-2010 following the substantial decrease in U.S. housing starts after the financial crisis of 2007-2008.

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

While we believe we have adequately assessed for our uncertain tax positions, amounts asserted by taxing authorities could vary from our assessment of uncertain tax positions.  Accordingly, provisions for tax-related matters, including interest and penalties, could be recorded in income tax expense in the period revised assessments are made.  These unrecognized tax positions including associated interest and penalties are not material to our consolidated financial statements for the periods presented.

Additionally, we generally do not provide for taxes related to undistributed earnings as such earnings would not be taxable when remitted or would be considered to be indefinitely reinvested.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements and their expected or actual effect on our reported results of operations are addressed in Item 8. Financial Statements and Supplementary Data – Note 1. Summary of Significant Accounting Policies.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have a Term Loan outstanding with a principal balance of $532.5 million and a revolving facility with an aggregate borrowing capacity of $500.0 million. We also have outstanding 3.625% Senior Notes with an aggregate principal balance of $400.0 million and 4.125% Senior Notes with an aggregate principal balance of $500.0 million.  The 3.625% Senior Notes and 4.125% Senior Notes bear a fixed rate of interest and therefore are excluded from the calculation below as they are not subject to fluctuations in interest rates.

Interest payable on both the aggregate Term Loan and revolving facility is based on a variable interest rate.  As a result, we are exposed to market risks related to fluctuations in interest rates on this outstanding indebtedness.  As of December 31, 2023, the applicable interest rate as of such date was 6.46%.  Based on our outstanding borrowings as of December 31, 2023, a 100 basis point increase in the interest rate would result in a $5.2 million increase in our annualized interest expense.  There was no outstanding balance under the revolving facility as of December 31, 2023.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of TopBuild Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of TopBuild Corp. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition-Total Expected Costs for Performance Obligations Satisfied Over Time

As described in Notes 1 and 3 to the consolidated financial statements, $3,188 million of the Company’s total revenues for the year ended December 31, 2023 was generated from the Installation segment. Revenue is recognized for the Installation segment over time as the related performance obligation is satisfied with respect to each particular order within a given customer’s contract. Progress toward complete satisfaction of the performance obligation is measured using a cost-to-cost measure of progress method. The cost input is based on the amount of material installed at that customer’s location and the associated labor costs, as compared to the total expected cost for the particular order. The total expected cost is a significant estimate in the revenue recognition process, requires judgment, and is subject to variability throughout the duration of the contract as a result of contract modifications and other circumstances impacting job completion. Revenue is recognized over time as the customer is able to receive and utilize the benefits provided.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the estimation of total expected costs for performance obligations satisfied over time. The procedures also included evaluating the reasonableness of significant assumptions related to the estimated amount of material to be installed and the associated labor costs used by management and considering the factors that can affect the accuracy of those estimates. Evaluating the reasonableness of significant assumptions used involved assessing management’s ability to reasonably estimate total expected costs for customer contracts by (i) performing a comparison of the originally estimated and actual costs incurred on completed contracts and (ii) evaluating the timely identification of circumstances that may warrant a modification to total expected cost, including actual costs in excess of estimates.

/s/ PricewaterhouseCoopers LLP

Tampa, Florida

February 28, 2024

We have served as the Company’s auditor since 2015.

TOPBUILD CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands except share amounts)

	As of December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$848,565	$240,069
Receivables, net of an allowance for credit losses of $23,948 at December 31, 2023, and $20,014 at December 31, 2022	799,009	836,071
Inventories	364,731	438,644
Prepaid expenses and other current assets	36,939	34,257
Total current assets	2,049,244	1,549,041

Right of use assets	204,629	205,892
Property and equipment, net	264,487	253,484
Goodwill	2,042,568	1,966,994
Other intangible assets, net	591,058	614,967
Other assets	10,865	16,453
Total assets	$5,162,851	$4,606,831

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$469,585	$487,114
Current portion of long-term debt	47,039	40,068
Accrued liabilities	187,217	199,370
Short-term operating lease liabilities	65,780	60,880
Short-term finance lease liabilities	1,917	2,207
Total current liabilities	771,538	789,639

Long-term debt	1,373,028	1,417,257
Deferred tax liabilities, net	243,930	251,481
Long-term portion of insurance reserves	58,783	59,783
Long-term operating lease liabilities	146,213	149,943
Long-term finance lease liabilities	4,150	6,673
Other liabilities	1,554	2,349
Total liabilities	2,599,196	2,677,125

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value: 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.01 par value: 250,000,000 shares authorized; 39,492,037 shares issued and 31,776,039 outstanding at December 31, 2023, and 39,325,916 shares issued and 31,642,832 outstanding at December 31, 2022	394	393
Treasury stock, 7,715,998 shares at December 31, 2023, and 7,683,084 shares at December 31, 2022, at cost	(699,327)	(692,799)
Additional paid-in capital	906,334	887,367
Retained earnings	2,370,919	1,756,665
Accumulated other comprehensive loss	(14,665)	(21,920)
Total equity	2,563,655	1,929,706
Total liabilities and equity	$5,162,851	$4,606,831

See notes to our consolidated financial statements.

TOPBUILD CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except share and per common share amounts)

	Year Ended December 31,
	2023	2022	2021
Net sales	$5,194,694	$5,008,744	$3,486,207
Cost of sales	3,590,874	3,522,025	2,511,818
Gross profit	1,603,820	1,486,719	974,389

Selling, general, and administrative expense	724,995	689,555	497,970
Operating profit	878,825	797,164	476,419

Other income (expense), net:
Interest expense	(74,614)	(56,716)	(29,143)
Loss on extinguishment of debt	—	—	(13,837)
Other, net	21,272	1,687	4
Other expense, net	(53,342)	(55,029)	(42,976)
Income before income taxes	825,483	742,135	433,443

Income tax expense	(211,229)	(186,146)	(109,427)
Net income	$614,254	$555,989	$324,016

Net income per common share:
Basic	$19.44	$17.26	$9.88
Diluted	$19.33	$17.14	$9.78

Weighted average shares outstanding:
Basic	31,597,508	32,213,839	32,801,906
Diluted	31,776,901	32,440,405	33,146,171

See notes to our consolidated financial statements.

TOPBUILD CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2023	2022	2021
Net income	$614,254	$555,989	$324,016
Other comprehensive income (loss):
Foreign currency translation adjustment	7,255	(15,286)	(6,634)
Comprehensive income	$621,509	$540,703	$317,382

See notes to our consolidated financial statements.

TOPBUILD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2023	2022	2021
Cash Flows Provided by (Used in) Operating Activities:
Net income	$614,254	$555,989	$324,016
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	132,878	123,335	79,390
Share-based compensation	15,838	12,310	11,316
Loss on extinguishment of debt	—	—	13,837
Loss on sale of assets	2,349	1,833	1,356
Amortization of debt issuance costs	2,881	2,867	2,036
Provision for bad debt expense	6,481	5,510	7,304
Provision for inventory obsolescence	4,794	6,659	2,637
Deferred income taxes, net	(7,476)	6,041	(2,818)
Change in certain assets and liabilities:
Receivables, net	20,812	(169,327)	(69,042)
Inventories	74,529	(93,874)	(46,518)
Prepaid expenses and other current assets	(2,598)	(9,222)	558
Accounts payable	(8,867)	26,581	54,961
Accrued liabilities	(4,444)	20,703	24,816
Other, net	(2,022)	6,396	(824)
Net cash provided by operating activities	849,409	495,801	403,025

Cash Flows Provided by (Used in) Investing Activities:
Purchases of property and equipment	(63,998)	(76,382)	(55,546)
Acquisition of businesses, net of cash acquired	(149,154)	(20,500)	(1,267,114)
Proceeds from sale of assets	14,982	2,975	415
Net cash used in investing activities	(198,170)	(93,907)	(1,322,245)

Cash Flows Provided by (Used in) Financing Activities:
Proceeds from issuance of long-term debt	—	—	1,218,750
Repayment of long-term debt	(40,138)	(38,658)	(433,070)
Payment of debt issuance costs	—	—	(14,965)
Proceeds from revolving credit facility	—	70,000	—
Repayment of revolving credit facility	—	(70,000)	—
Taxes withheld and paid on employees' equity awards	(6,528)	(11,719)	(8,805)
Exercise of stock options	3,130	2,028	3,303
Repurchase of shares of common stock	—	(250,050)	(35,556)
Payment of contingent consideration	(300)	(1,674)	(650)
Net cash (used in) provided by financing activities	(43,836)	(300,073)	729,007
Impact of exchange rate changes on cash	1,093	(1,531)	(15)
Net increase (decrease) in cash and cash equivalents	608,496	100,290	(190,228)
Cash and cash equivalents - Beginning of period	240,069	139,779	330,007
Cash and cash equivalents - End of period	$848,565	$240,069	$139,779

Supplemental disclosure of cash paid for:
Interest	$71,463	$49,888	$22,144
Income taxes	220,773	186,722	109,179

Supplemental disclosure of noncash activities:
Leased assets obtained in exchange for new operating lease liabilities	$56,255	$103,997	$131,909
Leased assets obtained in exchange for new finance lease liabilities	—	—	10,469
Accruals for property and equipment	912	141	1,060

See notes to our consolidated financial statements.

TOPBUILD CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

					Accumulated
	Common	Treasury	Additional		Other
	Stock	Stock	Paid-in	Retained	Comprehensive
	($0.01 par value)	at cost	Capital	Earnings	(Loss) Income	Equity
Balance at December 31, 2020	$389	$(386,669)	$858,414	$876,660	$-	$1,348,794
Net income	-	-	-	324,016	-	324,016
Share-based compensation	-	-	11,316	-	-	11,316
Issuance of 144,679 restricted share awards under long-term equity incentive plan	2	-	(2)	-	-	-
Repurchase of 183,136 shares pursuant to 2019 Repurchase Program	-	(35,556)	-	-	-	(35,556)
43,715 shares withheld to pay taxes on employees' equity awards	-	(8,805)	-	-	-	(8,805)
53,275 shares issued upon exercise of stock options	-	-	3,303	-	-	3,303
Other comprehensive loss, net of tax	-	-	-	-	(6,634)	(6,634)
Balance at December 31, 2021	$391	$(431,030)	$873,031	$1,200,676	$(6,634)	$1,636,434
Net income	-	-	-	555,989	-	555,989
Share-based compensation	-		12,310	-	-	12,310
Issuance of 168,137 restricted share awards under long-term equity incentive plan	2	-	(2)	-	-	-
Repurchase of 1,390,667 shares pursuant to the Share Repurchase Programs	-	(250,050)	-	-	-	(250,050)
53,593 shares withheld to pay taxes on employees' equity awards	-	(11,719)	-	-	-	(11,719)
25,215 shares issued upon exercise of stock options	-	-	2,028	-	-	2,028
Other comprehensive loss, net of tax	-	-	-	-	(15,286)	(15,286)
Balance at December 31, 2022	$393	$(692,799)	$887,367	$1,756,665	$(21,920)	$1,929,706
Net income	-	-	-	614,254	-	614,254
Share-based compensation	-	-	15,838	-	-	15,838
Issuance of 112,580 restricted share awards under long-term equity incentive plan, net of forfeitures	1	-	(1)	-	-	-
32,914 shares withheld to pay taxes on employees' equity awards	-	(6,528)	-	-	-	(6,528)
53,541 shares issued upon exercise of stock options	-	-	3,130	-	-	3,130
Other comprehensive income, net of tax	-	-	-	-	7,255	7,255
Balance at December 31, 2023	$394	$(699,327)	$906,334	$2,370,919	$(14,665)	$2,563,655

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

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Business Combinations.  The purchase price for business combinations is allocated to the estimated fair values of acquired tangible and intangible assets, including goodwill, and assumed liabilities, where applicable.  Additionally, we recognize customer relationships, trademarks and trade names, and non-compete agreements as identifiable intangible assets, which are recorded at fair value as of the transaction date. The fair value of the customer relationships intangible assets are determined by management using the multi-period excess earnings method under the income approach. Assumptions used in determining the fair value of the customer relationships intangible asset include forecasted revenue growth rate, customer attrition rate, and discount rate. The fair value of other intangible assets is determined primarily using current industry information.  Goodwill is recorded when consideration transferred exceeds the fair value of identifiable assets and liabilities.  Measurement-period adjustments to assets acquired and liabilities assumed with a corresponding offset to goodwill are recorded in the period they occur, which may include up to one year from the acquisition date.  Contingent consideration is recorded at fair value at the acquisition date.

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

Inventories.  Inventories consist primarily of insulation and insulation accessories, rain gutters, garage doors, shower enclosures and bath accessories, shelving, glass and windows, and other products.  We value inventory at the lower of cost or net realizable value, where cost is determined by the first in-first out cost method.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation.  Inventory value is evaluated at each balance sheet date to ensure that it is carried at the lower of cost or net realizable value.

Inventory provisions are recorded to reduce inventory to the lower of cost or net realizable value for obsolete or slow moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions, inventory levels and turns, product spoilage, and specific identification of items such as product discontinuance, engineering/material changes, or regulatory-related changes.  Our inventory reserve balances were $10.7 million and $17.3 million as of December 31, 2023 and 2022, respectively.  As of December 31, 2023, and 2022, primarily all inventory consisted of finished goods.

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

We review our property and equipment as an event occurs or circumstances change that indicate the carrying value of property and equipment is below its fair value.  If the carrying amount is not recoverable from its undiscounted cash flows, we would recognize an impairment loss for the difference between the carrying amount and the current fair value.  Further, we evaluate the remaining useful lives of property and equipment at each reporting period to determine whether events and circumstances warrant a revision to the remaining depreciation periods.

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

Leases.  At the inception of a contract, we determine whether the contract is or contains a lease, based on the unique facts and circumstances present.  Our facilities operating leases and various vehicle and equipment finance leases have lease and non-lease fixed cost components, which we account for as one single lease component in calculating the present value of minimum lease payments.   Variable lease and non-lease cost components are expensed as incurred and are primarily included in cost of sales on the accompanying Consolidated Statement of Operations.

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

The lease liability is initially measured as the present value of the unpaid lease payments as of the lease commencement date. The lease liability is discounted based on our incremental borrowing rate (“IBR”) at the time of modification for an existing lease or at the time of lease commencement for new leases. Our IBR includes significant assumptions regarding our secured borrowing rates and adjustments for differences in the remaining lease term, underlying assets and market conditions for companies with similar credit qualities as well as interest rate index fluctuations. The ROU asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received.  The ROU asset is subsequently measured throughout the lease term as the carrying amount of the lease liability, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received.  Certain vehicle lease agreements have residual value guarantees at the end of the lease which require us to return the asset with a specified percentage of the original or other calculated value.

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

Goodwill and Other Intangible Assets.  We perform our annual impairment testing of goodwill in the fourth quarter of each year, or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have defined our reporting units and completed the impairment testing of goodwill at the operating segment level.  Our operating segments are reporting units that engage in business activities for which discrete financial information, including long-range forecasts, are available.  When assessing goodwill for impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. If we conclude otherwise, then no further action is taken. We also have the option to bypass the qualitative assessment and only perform a quantitative assessment. For the years ended December 31, 2023 and 2022, we performed a qualitative and quantitative assessment, respectively.

Fair value for our reporting units is determined using a discounted cash flow method and a market multiple approach (with a 50% weighting of each), both which include significant unobservable inputs (Level 3 inputs).  We believe these methodologies are comparable to what would be used by other market participants.  Using the discounted cash flow method requires us to make significant estimates and assumptions, including long term projections of cash flows, market conditions, and appropriate discount rates.  Our judgments are based on historical experience, current market trends, consultations with external valuation specialists and other information.  The market approach includes a comparison of the multiple of a reporting unit's carrying value to its earnings before interest, taxes, depreciation and amortization with the multiples of similar businesses or guideline companies whose securities are actively traded in the public markets.  While we believe that the estimates and assumptions underlying the valuation methodologies are reasonable, changes to estimates and assumptions could result in different outcomes.  In estimating future cash flows, we rely on internally generated long-range forecasts for sales and operating profits, and generally a one to three percent long term assumed annual growth rate of cash flows for periods after the long-range forecast.  We generally develop these forecasts based upon, among other things, recent sales data for existing products, and estimated U.S. housing starts.

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

Insurance Reserves.  We use a combination of high deductible and matching deductible insurance programs for a number of risks including, but not limited to, workers’ compensation, general liability, vehicle, and property liabilities. Our workers’ compensation insurance is primarily a high-deductible insurance program and our primary general liability insurance is a matching deductible program. We are insured for covered claims above the deductibles and retentions on an excess basis. The liabilities represent our best estimate of our costs, using generally accepted actuarial reserving methods, of the ultimate obligations for reported claims plus those incurred but not reported claims through December 31, 2023 and 2022. The accruals are adjusted as new information develops or circumstances change that would affect the estimated liability. We also record an insurance receivable for claims that exceeded the stop loss limit included in Other assets on our Consolidated Balance Sheets which offsets an equal liability included within the reserve amount recorded in Other liabilities on our Consolidated Balance Sheets. At December 31, 2023 and 2022, the amount of this receivable and liability was $10.4 million and $16.5 million, respectively.

Advertising.  Advertising costs are expensed as incurred.  Advertising expense, net of manufacturers support, was approximately $3.0 million, $2.9 million, and $2.3 million for the years ended December 31, 2023, 2022 and 2021, respectively, and is included in selling, general, and administrative expense.

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-based Compensation.  Our share-based compensation program currently consists of RSAs and stock options.  Share-based compensation expense is reported in selling, general, and administrative expense.  We do not capitalize any compensation cost related to share-based compensation awards.  The income tax benefits and expenses associated with share-based awards are reported as a component of income tax expense.  Excess tax benefits and deficiencies are included in net cash provided by (used in) operating activities while shares withheld for tax-withholding are reported in financing activities under the caption “Taxes withheld and paid on employees’ equity awards” in our Consolidated Statements of Cash Flows.  Award forfeitures are accounted for in the period they occur.

The following table summarizes certain information regarding our restricted share awards and our stock options:

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

Debt Issuance Costs.  Debt issuance costs are amortized to interest expense over the life of the respective debt, which approximates the effective interest rate method.  Unamortized debt issuance costs are presented as a direct deduction from the related debt on our Consolidated Balance Sheets.

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

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

While we believe we have adequately assessed for our uncertain tax positions, amounts asserted by taxing authorities could vary from our assessment of uncertain tax positions.  Accordingly, provisions for tax-related matters, including interest and penalties, could be recorded in income tax expense in the period revised assessments are made.  These unrecognized tax positions including associated interest and penalties are not material to our consolidated financial statements for the periods presented.

Additionally, we generally do not provide for taxes related to undistributed earnings as such earnings would not be taxable when remitted or would be considered to be indefinitely reinvested.

Foreign Currency.  Foreign currency assets and liabilities are translated into United States dollars using the exchange rates in effect at the end of each reporting period. Equity accounts are translated at historical rates, except for the change in retained earnings during the year, which is the result of the income statement translation process. Revenue and expense accounts are translated using the weighted average exchange rate during the period. The cumulative translation adjustments associated with the net assets of foreign subsidiaries are recorded in accumulated other comprehensive (loss) income on our Consolidated Statement of Shareholders’ Equity. Net foreign currency transaction gains and losses arising during the normal course of business are included in Other, net on our Consolidated Statement of Operations.

Recently Adopted Accounting Pronouncements

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures”.  This standard amends Topic 280 to require all entities to disclose, on an annual and interim basis, significant segment expenses and an amount for other segment items by reportable segment.  This standard is effective for fiscal years beginning after December 15, 2023, with early adoption permitted.  We do not anticipate that this standard will affect our consolidated results of operations, financial position or cash flows and we are assessing the impact of adoption in our disclosures to the consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740), Improvements to Income Tax Disclosures”.  This standard amends Topic 740 to require all entities to disclose specific categories in the rate reconciliation, income taxes paid and other income tax information.  This standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted and should be applied on a prospective basis.  We do not anticipate that this standard will affect our consolidated results of operations, financial position or cash flows and we are assessing the impact of its adoption in our disclosures to our consolidated financial statements.

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

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents lease-related assets and liabilities and their classification on our Consolidated Balance Sheets, in thousands:

		As of December 31,
		2023	2022
Assets	Classification
Operating	Right of use assets	$204,629	$205,892
Finance	Property and equipment, net	5,577	6,647
Total lease assets		$210,206	$212,539
Liabilities
Current
Operating	Short-term operating lease liabilities	$65,780	$60,880
Finance	Short-term finance lease liabilities	1,917	2,207
Non-Current
Operating	Long-term operating lease liabilities	146,213	149,943
Finance	Long-term finance lease liabilities	4,150	6,673
Total lease liabilities		$218,060	$219,703

	As of December 31,
	2023	2022
Weighted-average remaining lease term:
Operating leases	3.6 years	4.2 years
Finance leases	3.8 years	3.8 years
Weighted-average discount rate:
Operating leases	4.0%	3.2%
Finance leases	3.3%	2.9%

The components of lease expense were as follows and are primarily included in cost of sales and in selling, general and administrative expenses on the accompanying Consolidated Statement of Operations for finance leases and operating leases, in thousands:

	Year Ended December 31,
	2023	2022	2021
Operating lease cost (a)	$88,292	$75,366	55,824
Financing lease cost:
Amortization of leased assets	2,188	2,815	673
Interest on finance lease obligations	210	268	24
Short-term lease cost	24,275	18,315	15,258
Sublease income	(1,022)	(780)	(882)
Net lease cost	$113,943	$95,984	$70,897
(a)	Includes variable cost components of $16,162, $14,451 and $8,711 in the years ended December 31, 2023, 2022, and 2021, respectively.

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease payments under non-cancellable operating and finance leases as of December 31, 2023, were as follows, in thousands:

Payments due by Period
2024	$75,220
2025	63,896
2026	46,687
2027	29,322
2028	15,223
2029 and Thereafter	5,663
Total future minimum lease payments	236,011

Less: imputed interest	(17,951)

Lease liability at December 31, 2023	$218,060

The amounts below are included in the cash flows provided by operating activities section on the accompanying Consolidated Statement of Cash Flows, in thousands:

	Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$(210)	$(268)	$(74)
Operating cash flows from operating leases	(71,667)	(74,135)	(48,125)
Financing cash flows from finance leases	(2,776)	(2,361)	(562)

3. REVENUE RECOGNITION

Revenue is disaggregated between our Installation and Specialty Distribution segments and further based on market and product, as we believe this best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.  The following tables present our revenues disaggregated by market (in thousands):

	Year Ended December 31, 2023
	Installation	Specialty Distribution	Eliminations	Total
Residential	$2,672,152	$897,783	$(219,932)	$3,350,003
Commercial/Industrial	516,080	1,370,556	(41,945)	1,844,691
Net sales	$3,188,232	$2,268,339	$(261,877)	$5,194,694

	Year Ended December 31, 2022
	Installation	Specialty Distribution	Eliminations	Total
Residential	$2,503,123	$967,687	$(198,809)	$3,272,001
Commercial/Industrial	466,855	1,310,574	(40,686)	1,736,743
Net sales	$2,969,978	$2,278,261	$(239,495)	$5,008,744

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2021
	Installation	Specialty Distribution	Eliminations	Total
Residential	$1,919,336	$825,233	$(147,276)	$2,597,293
Commercial/Industrial	459,065	461,943	(32,094)	888,914
Net sales	$2,378,401	$1,287,176	$(179,370)	$3,486,207

The following tables present our revenues disaggregated by product (in thousands):

	Year Ended December 31, 2023
	Installation	Specialty Distribution	Eliminations	Total
Insulation and accessories	$2,529,186	$2,028,467	$(228,100)	$4,329,553
Glass and windows	251,001	-	-	251,001
Gutters	114,293	175,765	(29,806)	260,252
All other	293,752	64,107	(3,971)	353,888
Net sales	$3,188,232	$2,268,339	$(261,877)	$5,194,694

	Year Ended December 31, 2022
	Installation	Specialty Distribution	Eliminations	Total
Insulation and accessories	$2,344,807	$2,019,108	$(204,849)	$4,159,066
Glass and windows	227,318	-	-	227,318
Gutters	106,969	189,800	(30,412)	266,357
All other	290,884	69,353	(4,234)	356,003
Net sales	$2,969,978	$2,278,261	$(239,495)	$5,008,744

	Year Ended December 31, 2021
	Installation	Specialty Distribution	Eliminations	Total
Insulation and accessories	$1,880,309	$1,074,377	$(149,556)	$2,805,130
Glass and windows	183,808	-	-	183,808
Gutters	88,856	149,730	(25,097)	213,489
All other	225,428	63,069	(4,717)	283,780
Net sales	$2,378,401	$1,287,176	$(179,370)	$3,486,207

The following table represents our contract assets and contract liabilities with customers, in thousands:

	Included in Line Item on	As of December 31,
	Consolidated Balance Sheets	2023	2022
Contract Assets:
Receivables, unbilled	Receivables, net	$64,882	$75,481

Contract Liabilities:
Deferred revenue	Accrued liabilities	$18,365	$21,940

The aggregate amount remaining on uncompleted performance obligations was $409.4 million as of December 31, 2023. We expect to satisfy the performance obligations and recognize revenue on substantially all of these uncompleted contracts over the next 18 months.

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On certain of our long-term contracts, a percentage of the total project cost is withheld and not invoiced to the customer and collected until satisfactory completion of the customer’s project, typically within a year. This amount is referred to as retainage and is common practice in the construction industry. Retainage receivables are classified as a component of Receivables, net on our Consolidated Balance Sheets and were $81.9 million and $63.0 million as of December 31, 2023 and 2022, respectively.

4.  PROPERTY & EQUIPMENT

The following table sets forth our property and equipment by class as of December 31, 2023 and 2022, in thousands:

	As of December 31,
	2023	2022
Land and improvements	$7,463	$7,437
Buildings	47,384	47,384
Equipment	165,227	150,674
Computer hardware and software	173,709	167,897
Company vehicles	250,561	214,137
	644,344	587,529
Less: Accumulated depreciation	(385,435)	(340,692)
Total property and equipment, net	$258,909	$246,837

For additions to property and equipment as a result of 2023 acquisitions, see Note 15 – Business Combinations. As of December 31, 2023 and 2022, property and equipment, net on our Consolidated Balance Sheet includes $5.6 million and $6.6 million right of use assets on finance leases, respectively, which is disclosed further in Note 2 – Leases.

Depreciation expense was $61.6 million, $52.9 million and $42.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

In the fourth quarters of 2023 and 2022, we performed annual assessments of our goodwill resulting in no indicators of impairment.

Changes in the carrying amount of goodwill for the years ended December 31, 2023 and 2022, by segment, were as follows, in thousands:

					Accumulated
	Gross Goodwill		FX Translation	Gross Goodwill	Impairment	Net Goodwill
	December 31, 2022	Additions/Disposals	Adjustment	December 31, 2023	Losses	December 31, 2023
Goodwill, by segment:
Installation	$1,826,979	$74,181	$-	$1,901,160	$(762,021)	$1,139,139
Specialty Distribution	902,036	-	1,393	903,429	-	903,429
Total goodwill	$2,729,015	$74,181	$1,393	$2,804,589	$(762,021)	$2,042,568

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

					Accumulated
	Gross Goodwill		FX Translation	Gross Goodwill	Impairment	Net Goodwill
	December 31, 2021	Additions	Adjustment	December 31, 2022	Losses	December 31, 2022
Goodwill, by segment:
Installation	$1,818,872	$8,107	$-	$1,826,979	$(762,021)	$1,064,958
Specialty Distribution	892,912	10,585	(1,461)	902,036	-	902,036
Total goodwill	$2,711,784	$18,692	$(1,461)	$2,729,015	$(762,021)	$1,966,994

The following table sets forth our other intangible assets, in thousands:

	As of December 31,
	2023	2022	2021
Gross definite-lived intangible assets	$827,793	$782,316	$783,843
Accumulated amortization	(236,735)	(167,349)	(99,634)
Other intangible assets, net	$591,058	$614,967	$684,209

Amortization expense	$69,139	$67,620	$36,501

The following table sets forth a detail of our intangible assets as of December 31, 2023, in thousands:

	Gross Definite-Lived Intangible Assets	Accumulated Amortization	Net Definite-Lived Intangible Assets
Trademarks	$46,775	$(18,951)	$27,824
Customer relationships	773,099	(210,029)	563,070
Non-compete	7,919	(7,755)	164
Total	$827,793	$(236,735)	$591,058

The following table sets forth a detail of our intangible assets as of December 31, 2022, in thousands:

	Gross Definite-Lived Intangible Assets	Accumulated Amortization	Net Definite-Lived Intangible Assets
Trademarks	$44,047	$(13,513)	$30,534
Customer relationships	730,550	(146,192)	584,358
Non-compete	7,719	(7,644)	75
Total	$782,316	$(167,349)	$614,967

The following table sets forth the amortization expense related to the definite-lived intangible assets during each of the next five years, in thousands:

Amortization Expense
2024	$70,636
2025	70,636
2026	70,636
2027	69,417
2028	68,921

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LONG-TERM DEBT

The following table reconciles the principal balances of our outstanding debt to our Consolidated Balance Sheets, in thousands:

	As of December 31,
	2023	2022
3.625% Senior Notes due 2029	$400,000	$400,000
4.125% Senior Notes due 2032	500,000	500,000
Term loan due 2026	532,500	566,250
Equipment notes	2,039	8,427
Unamortized debt issuance costs	(14,472)	(17,352)
Total debt, net of unamortized debt issuance costs	1,420,067	1,457,325
Less: current portion of long-term debt	47,039	40,068
Total long-term debt	$1,373,028	$1,417,257

The following table sets forth our remaining principal payments for our outstanding debt balances as of December 31, 2023, in thousands:

	2024	2025	2026	2027	2028	Thereafter	Total
3.625% Senior Notes	$-	$-	$-	$-	$-	$400,000	$400,000
4.125% Senior Notes	-	-	-	-	-	500,000	500,000
Term loan	45,000	48,750	438,750	-	-	-	532,500
Equipment notes	2,039	-	-	-	-	-	2,039
Total	$47,039	$48,750	$438,750	$-	$-	$900,000	$1,434,539

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

The following table outlines the key terms of the Credit Agreement (dollars in thousands):

Senior secured term loan facility	$600,000
Additional delayed draw term loan (a)	$550,000

Revolving facility (b)	$500,000
Sublimit for issuance of letters of credit under revolving facility	$100,000
Sublimit for swingline loans under revolving facility	$35,000

Interest rate as of December 31, 2023	6.46%
Scheduled maturity date	10/7/2026
(a)	Represents Term Facility Two which has not been drawn upon as of December 31, 2023.
(b)	Use of the sublimits for the issuance of letters of credit and swingline loans reduces the availability under the revolving facility.

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest payable on borrowings under the Credit Agreement is based on an applicable margin rate plus, at our option, either:

●	A base rate determined by reference to the highest of either (i) the federal funds rate plus 0.50 percent, (ii) BofA’s “prime rate,” and (iii) the SOFR rate for U.S. dollar deposits with a term of one month, plus 1.00 percent; or 1.50 percent (Term Facility Two); or

●	A SOFR rate determined by reference to the costs of funds for deposits in U.S. dollars for the interest period relevant to such borrowings, subject to a floor of 0%.

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

	As of December 31,
	2023	2022
Revolving facility	$500,000	$500,000
Less: standby letters of credit	(63,770)	(67,689)
Availability under Revolving facility	$436,230	$432,311

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

Equipment Notes

We did not issue equipment notes during the year ended December 31, 2023. The company issued $41.6 million of equipment notes for the purpose of financing the purchase of vehicles and equipment in prior years. The Company’s equipment notes each have a five year term maturing in 2024 and bear interest at fixed rates between 2.8% and 4.4%.

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

As of December 31, 2023
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

Fair Value on Non-Recurring Basis

Fair value measurements were applied to our long-term debt portfolio.  We believe the carrying value of our term loan approximates the fair market value primarily due to the fact that the non-performance risk of servicing our debt obligations, as reflected in our business and credit risk profile, has not materially changed since we assumed our debt obligations under the Credit Agreement.  In addition, due to the floating-rate nature of our term loan, the market value is not subject to variability solely due to changes in the general level of interest rates as is the case with a fixed-rate debt obligation. Based on active market trades of our 3.625% Senior Notes and our 4.125% Senior Notes close to December 31, 2023 (Level 1 fair value measurements), we estimate the fair value of each in the table below:

	As of December 31, 2023
	Fair Value	Gross Carrying Value
3.625% Senior Notes	$363,240	$400,000
4.125% Senior Notes	$448,750	$500,000

During all periods presented, there were no transfers between fair value hierarchy levels.

8. SEGMENT INFORMATION

Our reportable segments are Installation and Specialty Distribution.

Our Installation segment installs insulation and other building products.  We sell primarily to the residential new construction market, with increasing activity in the commercial/industrial construction market, along with repair/remodel of residential housing.  In addition to insulation, we install other building products including glass and windows, rain gutters, garage doors, closet shelving, and fireplaces, among other items.

Our Specialty Distribution segment distributes building and mechanical insulation, insulation accessories and other building product materials for the residential and commercial/industrial end markets. In addition to insulation and accessories, it distributes rain gutters, roofing materials, and closet shelving, among other items. Distributed products are sold from distribution centers in various parts of the United States and Canada, primarily to contractors and dealers (including lumber yards) serving a wide variety of commercial/industrial markets.

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

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intercompany sales from the Specialty Distribution segment to the Installation segment are recorded by the Specialty Distribution segment with a profit margin and by our Installation segment at cost. This intercompany profit is eliminated in consolidation.

Key information by segment is as follows, for the years ended December 31, in thousands:

	Net Sales			Operating Profit (b)
	2023	2022	2021	2023	2022	2021
Operations by segment (a):
Installation	$3,188,232	$2,969,978	$2,378,401	$644,392	$548,795	$383,722
Specialty Distribution	2,268,339	2,278,261	1,287,176	330,938	326,226	169,368
Intercompany eliminations and other adjustments	(261,877)	(239,495)	(179,370)	(44,438)	(39,839)	(29,653)
Total	$5,194,694	$5,008,744	$3,486,207	930,892	835,182	523,437
General corporate expense, net (c)				(52,067)	(38,018)	(47,018)
Operating profit, as reported				878,825	797,164	476,419
Other expense, net				(53,342)	(55,029)	(42,976)
Income before income taxes				$825,483	$742,135	$433,443

	Property Additions (d)			Depreciation and Amortization			Total Assets
	2023	2022	2021	2023	2022	2021	2023	2022
Operations by segment (a):
Installation	$48,076	$46,518	$53,996	$69,123	$62,483	$57,815	$2,207,734	$2,129,255
Specialty Distribution	18,859	17,671	41,847	59,607	56,881	18,743	2,060,127	2,175,835
Corporate	8,394	10,023	4,539	4,148	3,971	2,832	894,990	301,741
Total, as reported	$75,329	$74,212	$100,382	$132,878	$123,335	$79,390	$5,162,851	$4,606,831

(a)	All of our operations are located primarily in the U.S. and to a lesser extent Canada.
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

(d)	Property additions include assets acquired in business combinations in each respective year.

9.  ACCRUED LIABILITIES

The following table sets forth the components of accrued liabilities, in thousands:

	As of December 31,
	2023	2022
Accrued liabilities:
Salaries, wages, and bonus/commissions	$67,471	$75,237
Insurance liabilities	29,920	28,870
Customer rebates	17,326	21,561
Deferred revenue	18,365	21,940
Sales and property taxes	17,002	15,757
Interest payable on long-term debt	12,139	12,146
Other	24,994	23,859
Total accrued liabilities	$187,217	$199,370

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

The expense related to our participation in the retirement plans was as follows, in thousands:

	Years Ended December 31,
	2023	2022	2021
Defined contribution plans	$18,710	$17,946	$12,192
Multi-employer plans	12,475	12,788	12,308
	$31,185	$30,734	$24,500

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

	Employer
	Identification	PPA Zone Status		Funding Plan	Contributions (in thousands)			Surcharge
Pension Fund	Number/Plan Number	2023	2022	Pending / Implemented	2023	2022	2021	Imposed
NCT	94-6050970/001	Red	Red	Yes	$2,821	$3,008	$2,326	No

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

The following table summarizes our outstanding performance, licensing, insurance and other bonds, in thousands:

	As of December 31,
	2023	2022
Outstanding bonds:
Performance bonds	$145,982	$152,434
Licensing, insurance, and other bonds	27,415	25,439
Total bonds	$173,397	$177,873

12.  INCOME TAXES

(In thousands)	2023	2022	2021
Income before income taxes:
U.S.	$808,217	$724,231	$429,731
Foreign	17,266	17,904	3,712
Total	$825,483	$742,135	$433,443
Income tax expense (benefit):
Current:
U.S. Federal	$166,175	$136,013	$88,930
State and local	46,631	39,978	22,006
Foreign	7,193	3,406	1,039
Deferred:
U.S. Federal	(5,307)	7,016	(4,123)
State and local	(1,253)	(510)	1,769
Foreign	(2,210)	243	(194)
	$211,229	$186,146	$109,427
Deferred tax assets at December 31:
Receivables, net	$6,089	$5,114
Inventories	6,558	6,989
Other assets, principally share-based compensation	2,362	3,409
Accrued liabilities	21,073	18,980
Lease liability	16,887	13,212
Long-term liabilities	11,925	10,934
Long-term lease liability	37,515	35,451
Net operating loss carryforward	1,254	6,655
	103,663	100,744
Deferred tax liabilities at December 31:
Right of use assets	52,441	49,120
Property and equipment, net	46,350	46,031
Intangibles, net	246,343	254,101
Other	2,459	2,973
	347,593	352,225
Net deferred tax liability at December 31	$243,930	$251,481

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A valuation allowance must be established for deferred tax assets when it is more-likely-than-not that they will not be realized.  After review of all available positive and negative evidence, the Company has determined that no valuation allowance was required for the deferred tax assets as of December 31, 2023 or December 31, 2022.

At December 31, 2023, the net deferred tax liability is $243.9 million, all of which is reported as long-term deferred tax liabilities.  At December 31, 2022, the net deferred tax liability is $251.5 million, all of which is reported as long-term deferred tax liabilities.  The deferred assets and deferred liabilities also include the state deferreds net of the federal benefit.

Of the deferred tax asset related to the net operating loss carryforward at December 31, 2023, with few exceptions, $1.3 million will expire between 2024 and 2035.  Of the deferred tax asset related to the net operating loss carryforward at December 31, 2022, $2.1 million will expire between 2023 and 2040.

A reconciliation of the U.S. Federal statutory tax rate to the income tax expense (benefit) on income was as follows:

	2023	2022	2021
U.S. Federal statutory tax rate	21.0%	21.0%	21.0%
State and local taxes, net of U.S. Federal tax benefit	4.3	4.2	4.3
Share based compensation	(0.1)	(0.2)	(0.5)
Effect of rates different than statutory	0.1	0.1	—
Non-deductible/non-taxable items (a)	0.2	0.1	0.1
Other, net (a)	0.1	(0.1)	0.3
Effective tax rate	25.6%	25.1%	25.2%

(a)	Certain prior year amounts have been reclassified to conform to current year presentation.

A tax benefit of $1.4 million, $1.7 million and $2.4 million related to share-based compensation was recognized in income tax expense for the years ended December 31, 2023, 2022 and 2021, respectively.

We file income tax returns in the U.S. Federal jurisdiction, various U.S. state and local jurisdictions, and foreign jurisdictions. With few exceptions, we are no longer subject to income tax examinations on filed returns for years before 2019.

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

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basic and diluted net income per share were computed as follows:

	Years Ended December 31,
	2023	2022	2021
Net income (in thousands)	$614,254	$555,989	$324,016

Weighted average number of common shares outstanding - basic	31,597,508	32,213,839	32,801,906

Dilutive effect of common stock equivalents:
RSAs with service-based conditions	30,368	15,199	21,130
RSAs with market-based conditions	37,519	59,561	127,723
RSAs with performance-based conditions	25,645	46,601	65,262
Stock options	85,861	105,205	130,150

Weighted average number of common shares outstanding - diluted	31,776,901	32,440,405	33,146,171

Basic net income per common share	$19.44	$17.26	$9.88

Diluted net income per common share	$19.33	$17.14	$9.78

The following table summarizes shares excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive:

	Year Ended December 31,
	2023	2022	2021
Anti-dilutive common stock equivalents:
RSAs with service-based conditions	-	14,882	1,206
RSAs with market-based conditions	3,876	157	6,926
RSAs with performance-based conditions	-	9,251	-
Stock options	504	21,006	19,121
Total anti-dilutive common stock equivalents	4,380	45,296	27,253

14.  SHARE-BASED COMPENSATION

Effective July 1, 2015, our eligible employees commenced participation in the 2015 LTIP.  The 2015 LTIP authorizes the Board to grant stock options, stock appreciation rights, restricted shares, restricted share units, performance awards, and dividend equivalents.  All grants are made by issuing new shares and no more than 4.0 million shares of common stock may be issued under the 2015 LTIP.  As of December 31, 2023, we had 1.8 million shares remaining available for issuance under the 2015 LTIP.

Share-based compensation expense is included in selling, general, and administrative expense.  The income tax effect associated with share-based compensation awards is included in income tax expense.

The following table presents share-based compensation amounts recognized in our Consolidated Statements of Operations, in thousands:

	Year Ended December 31,
	2023	2022	2021
Share-based compensation expense	$15,838	$12,310	$11,316
Income tax benefit	$1,356	$1,733	$2,419

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of our share-based compensation activity for the year ended December 31, 2023, in thousands, except per share amounts:

	RSAs		Stock Options
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance December 31, 2022	173.2	$195.06	182.2	$32.25	$86.79	$13,992.3
Granted	131.4	$201.86	—	$—	$—	—
Converted/Exercised	(100.7)	$147.25	(53.5)	$22.02	$58.46	$9,407.9
Forfeited/Expired	(8.4)	$229.69	—	$—	$—	—
Balance December 31, 2023	195.5	$223.49	128.7	$36.65	$98.58	$35,462.8

Exercisable December 31, 2023 (a)			121.2	$33.41	$91.47	$34,276.8
(a)	The weighted average remaining contractual term for vested stock options is 5.3 years.

We had unrecognized share-based compensation expense relating to unvested awards as shown in the following table, dollars in thousands:

	As of December 31, 2023
	Unrecognized Compensation Expense on Unvested Awards	Weighted Average Remaining Compensation Expense Period
RSAs	$19,190	0.9
Stock options	64	0.1
Total unrecognized compensation expense related to unvested awards	$19,254

Our RSAs with performance-based conditions are evaluated on a quarterly basis with adjustments to compensation expense based on the likelihood of the performance target being achieved or exceeded.  The following table shows the range of payouts and the related expense for our outstanding RSAs with performance-based conditions, in thousands:

		Payout Ranges and Related Expense
RSAs with Performance-Based Conditions	Grant Date Fair Value	0%	25%	100%	200%
February 16, 2021	$2,189	$-	$547	$2,189	$4,378
February 15, 2022	$3,027	$-	$757	$3,027	$6,054
February 21, 2023	$4,113	$-	$1,028	$4,113	$8,226

During the first quarter of 2023, RSAs with performance-based conditions that were granted on February 17, 2020, vested based on cumulative three-year achievement of 200%. Total compensation expense recognized over the three-year performance period, net of forfeitures, was $5.0 million.

The fair value of our RSAs with a market-based condition granted under the 2015 LTIP was determined using a Monte Carlo simulation.  The following are key inputs in the Monte Carlo analysis for awards granted in 2023, 2022 and 2021:

	2023	2022	2021
Measurement period (years)	2.86	2.87	2.87
Risk free interest rate	4.42%	1.76%	0.22%
Dividend yield	0.00%	0.00%	0.00%
Estimated fair value of market-based RSAs at grant date	$270.64	$298.20	$298.66

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  BUSINESS COMBINATIONS

Acquiring businesses is a key part of our ongoing strategy to grow our company and expand our business. Each acquisition has been accounted for as a business combination under ASC 805, “Business Combinations.” Acquisition related costs for the years ended December 31, 2023 and 2022, were $16.2 million and $1.3 million, respectively.  Acquisition related costs are included in selling, general, and administrative expense in our Consolidated Statements of Operations.

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

On July 17, 2023, we acquired the assets of the residential insulation business Best. This installation acquisition enhanced our presence in Texas, Arizona, Tennessee, and Florida markets. The purchase price of $94.6 million was funded by cash on hand.

On July 26, 2023, we entered into a definitive agreement to acquire SPI. SPI has 85 branches across the United States and 4 branches in Canada. We expect to fund this $960.0 million transaction with Term Facility Two and cash on hand. The agreement contains terms and conditions which are customary in transactions of this kind, including reasonable best efforts and cooperation by the parties to satisfy the conditions to closing and a reverse termination fee of up to $30 million if the transaction is not closed by October 18, 2024. The transaction is subject to customary closing conditions, including expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

On October 6, 2023, we acquired the assets of the residential insulation business of Panhandle.  This installation acquisition enhanced our presence in the Florida market. The purchase price of $2.0 million was funded by cash on hand.

The table below provides a summary of businesses acquired in 2023 including the net sales and net income incurred for the year ended December 31, 2023:

2023 Acquisitions	Date	Cash Paid	Goodwill Acquired	Net Sales	Net Income
SRI	1/26/2023	$45,314	$23,132	$62,458	$4,229
Best	7/17/2023	94,590	51,463	39,386	1,820
All others	Various	9,150	4,556	3,319	4
Total		$149,054	$79,151	$105,163	$6,053

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values of the assets acquired and liabilities assumed for our 2023 acquisitions are as follows as of December 31, 2023, in thousands:

	2023 Acquisitions
Purchase price fair values:	SRI	Best	All Others	Totals
Accounts receivable	$5,531	$7,537	$968	$14,036
Inventories	4,383	2,132	602	7,117
Prepaid and other assets	158	43	—	201
Property and equipment	4,623	5,518	419	10,560
ROU asset (operating)	4,695	3,441	412	8,548
Intangible assets	13,740	30,470	2,948	47,158
Goodwill	23,132	51,463	4,556	79,151
Accounts payable	(6,078)	(2,623)	(342)	(9,043)
Lease liabilities (operating)	(4,775)	(3,241)	(413)	(8,429)
All other liabilities	(95)	(150)	—	(245)
Net assets acquired	$45,314	$94,590	$9,150	$149,054

Estimates of acquired intangible assets related to our 2023 acquisitions are as follows as of December 31, 2023, dollars in thousands:

	Estimated Fair Value	Weighted Average Estimated Useful Life (Years)
Customer relationships	$42,948	12
Trademarks and trade names	4,010	10
Non-compete agreements	200	5
Total intangible assets acquired	$47,158	12

Purchase Price Allocations

As third-party or internal valuations are finalized, certain tax aspects of the foregoing transactions are completed, and customer post-closing reviews are concluded, adjustments may be made to the fair value of assets acquired, and in some cases total purchase price, through the end of each measurement period, generally one year following the applicable acquisition date.  Primarily all of the goodwill recorded during the years ended December 31, 2023 and 2022, respectively, is deductible for income tax purposes.

The table below provides a summary as of December 31, 2023 for businesses acquired during the year ended December 31, 2022:

2022 Acquisitions	Date	Cash Paid	Contingent Consideration	Total Purchase Price	Goodwill Acquired
Billings	2/3/2022	$7,005	$—	$7,005	$3,313
Assured	4/7/2022	4,719	600	5,319	3,406
All others	Various	3,257	—	3,257	1,726
Total		$14,981	$600	$15,581	$8,445

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contingent Consideration

Payments of contingent consideration are classified as either financing or operating activities in our Consolidated Statements of Cash Flows in accordance with ASC 230-10-45. We made a contingent payment of $0.3 million for Assured during the year ended December 31, 2023, with a remaining obligation of $0.3 million to be paid based on achievement of annual gross revenue targets. We made contingent payments of $0.5 million and $1.2 million for Viking and Valley, respectively, during the year ended December 31, 2022, which completed the arrangements for those acquisitions.

16.  SUBSEQUENT EVENTS

On January 29, 2024, we entered into an agreement to acquire the assets of PCI which is expected to close in early March 2024. This specialty distribution acquisition focuses on blended, customized insulation products, accessories, and equipment for sale exclusively to the pest control industry and its national customer base includes some of the largest pest control services companies in the country. The purchase price of approximately $13.3 million will be funded by cash on hand.  This acquisition will be accounted for as a business combination under ASC 805, “Business Combinations.”

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013).  Based on our assessment and those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing under Item 8. Financial Statements and Supplementary Data – Report of Independent Registered Public Accounting Firm.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the fiscal quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

For information regarding our executive officers see Item 1. Business – Executive Officers, which we incorporate herein by reference. Further information required by this item will be set forth in our definitive proxy statement for the 2024 Annual Meeting of Shareholders (“2024 Proxy Statement”) to be filed with the SEC within 120 days of the year ended December 31, 2023, and is incorporated herein by reference.

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

Item 11.  EXECUTIVE COMPENSATION

Information required by this item will be set forth in our 2024 Proxy Statement, and is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED SHAREHOLDER MATTERS

Information required by this item will be set forth in our 2024 Proxy Statement, and is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item will be set forth in our 2024 Proxy Statement, and is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item will be set forth in our 2024 Proxy Statement, and is incorporated herein by reference.

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	Listing of Documents:

i.	Financial Statements. Our Consolidated Financial Statements included in Item 8 hereof, as required at December 31, 2023 and 2022, and for the years ended December 31, 2023, 2022, and 2021, consist of the following:

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Comprehensive Income

Consolidated Statements of Cash Flows

Consolidated Statements of Changes in Shareholders’ Equity

Notes to Consolidated Financial Statements

ii.	Exhibits. See separate Index to Exhibits hereafter.

Item 16.  FORM 10-K SUMMARY

None.

INDEX TO EXHIBITS

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Title	Form	Exhibit	Filing Date	Herewith

2.1***	Separation and Distribution Agreement, dated as of June 29, 2015, by and between Masco Corporation and TopBuild Corp.	8-K	2.1	7/6/2015

3.1	Composite Certificate of Incorporation of TopBuild Corp.	10-Q	3.2	7/8/2018

3.2	Amended and Restated Bylaws of TopBuild Corp., as Amended July 29, 2019	10-K	3.2	2/25/2020

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	3.1	4/30/2019

4.1	Description of TopBuild Securities Registered Under Section 12 of the Exchange Act	10-K	4.3	2/25/2020

4.2	Indenture, dated March 15, 2021, by and among TopBuild Corp., the Guarantors party thereto and U.S. Bank National Association, as Trustee	8-K	4.01	03/16/2021

4.3	Form of 3.625% Senior Note due 2029	8-K	4.02	03/16/2021

4.4	Indenture, dated October 14, 2021, by and among TopBuild Corp., the Guarantors party thereto and U.S. Bank National Association, as Trustee	8-K	4.01	10/15/2021

4.5	Form of 4.125% Senior Note due 2032	8-K	4.02	10/15/2021

10.1†	Change in Control and Severance Agreement between Gerald Volas and TopBuild Corp.	10-K	10.11	3/3/2016

10.2†	Amended and Restated TopBuild Corp. 2015 Long Term Stock Incentive Plan (“A&R LTIP”)	10-Q	10.2	5/11/2016

10.3†	Amendment to the TopBuild Corp. 2015 Long Term Stock Incentive Plan	8-K	10.1	2/22/2019

10.4†	Amendment to Change in Control and Severance Agreement dated as March 1, 2016 between TopBuild Corp. and Gerald Volas	8-K	10.3	2/22/2019

10.5†	Employment and Retirement Transition Agreement, dated as of January 9, 2020, between TopBuild Corp. and Gerald Volas.	8-K	10.1	1/10/2020

10.6	Amended and Restated Security and Pledge Agreement, dated March 20, 2020, among TopBuild Corp., Bank of America, N.A., as administrative agent, and the grantors party thereto.	8-K	10.2	3/23/2020

10.7†	TopBuild Corp. Executive Severance Plan, as Amended and Restated effective December 31, 2020	8-K	10.1	12/14/2020

10.8	Amendment No. 3 to Amended and Restated Credit Agreement, dated December 9, 2022 among TopBuild Corp., Bank of America, N.A. as administrative agent, and the other lenders and agents party thereto.	10-K	10.13	2/23/2023

10.9	Amended and Restated Credit Agreement, dated March 20, 2020, among TopBuild Corp., Bank of America, N.A. as administrative agent, and the other lenders and agents party thereto, as amended by Amendment No. 3.	10-K	10.14	2/23/2023

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Title	Form	Exhibit	Filing Date	Herewith

10.10	Form of Loan Notice to Amended and Restated Credit Agreement, dated March 20, 2020, among TopBuild Corp., Bank of America, N.A. as administrative agent, and the other lenders and agents party thereto, as amended by Amendment No. 3.	10-K	10.15	2/23/2023

10.11	Amendment No. 4 to Amended and Restated Credit Agreement and Increase Joinder, dated July 26, 2023, among TopBuild Corp., Bank of America, N.A. as administrative agent, and the other lenders and agents party thereto.	10-Q	10.16	8/3/2023

10.12	Executive Officer Incentive Compensation Recovery Policy				X

10.13	Form of Restricted Stock Unit Award Agreement under A&R LTIP (revised October 2023)				X

10.14	Form of Performance Restricted Stock Unit Award Agreement under A&R LTIP (revised October 2023)				X

10.15	Form of Restricted Stock Award Agreement for Non-Employee Directors under A&R LTIP (revised October 2023)				X

21.1	List of Subsidiaries of TopBuild Corp.				X

23.1	Consent of PricewaterhouseCoopers, LLP				X

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1‡	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002

32.2‡	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

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

February 28, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Buck	Director, Chief Executive Officer	February 28, 2024
Robert Buck	(Principal Executive Officer)

/s/ Robert Kuhns	Vice President, Chief Financial Officer	February 28, 2024
Robert Kuhns	(Principal Financial Officer)

/s/ Madeline Otero	Chief Accounting Officer	February 28, 2024
Madeline Otero	(Principal Accounting Officer)

/s/ Alec C. Covington	Chairman of the Board	February 28, 2024
Alec C. Covington

/s/ Ernesto Bautista, III	Director	February 28, 2024
Ernesto Bautista, III

/s/ Joseph S. Cantie	Director	February 28, 2024
Joseph S. Cantie

/s/ Tina M. Donikowski	Director	February 28, 2024
Tina M. Donikowski

/s/ Deirdre Drake	Director	February 28, 2024
Deirdre Drake

/s/ Mark A. Petrarca	Director	February 28, 2024
Mark A. Petrarca

/s/ Nancy M. Taylor	Director	February 28, 2024
Nancy M. Taylor