Form 10-Q
period 2024-03-31
TopBuild Corp
filed 2024-05-07
CIK 1633931

UNITED STATES

SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period March 31, 2024

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

The registrant had outstanding 31,817,709 shares of Common Stock, par value $0.01 per share as of April 30, 2024.

TOPBUILD CORP.

GLOSSARY

We use acronyms, abbreviations, and other defined terms throughout this quarterly report on Form 10-Q, which are defined in the glossary below:

Term	Definition
3.625% Senior Notes	TopBuild's 3.625% senior unsecured notes issued March 15, 2021 and due March 15, 2029
4.125% Senior Notes	TopBuild's 4.125% senior unsecured notes issued October 14, 2021 and due February 15, 2032
2015 LTIP	2015 Long-Term Incentive Program authorizes the Board to grant stock options, stock appreciation rights, restricted shares, restricted share units, performance awards, and dividend equivalents
2022 Repurchase Program	$200 million share repurchase program authorized by the Board on July 25, 2022
Amendment No. 4	Amendment No. 4 to the Credit Agreement dated July 26, 2023
Annual Report	Annual report filed with the SEC on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Board	Board of Directors of TopBuild
BofA	Bank of America, N.A.
Brabble	Brabble Insulation, Inc.
Credit Agreement	Amended and Restated Credit Agreement, dated March 20, 2020, among TopBuild, BofA as administrative agent, and the other lenders and agents party thereto
Current Report	Current report filed with the SEC on Form 8-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
EBITDA	Earnings before interest, taxes, depreciation, and amortization
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Generally accepted accounting principles in the United States of America
Lenders	Bank of America, N.A., together with the other lenders party to "Credit Agreement"
Morris Black	Morris Black & Sons, Inc.
Net Leverage Ratio	As defined in the “Credit Agreement,” the ratio of outstanding indebtedness, less up to $100 million of unrestricted cash, to EBITDA
NYSE	New York Stock Exchange
PCI	Pest Control Insulation, LLC
Quarterly Report	Quarterly report filed with the SEC on Form 10-Q pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
ROU	Right of use (asset), as defined in ASC 842
RSA	Restricted stock award
SEC	United States Securities and Exchange Commission
Secured Leverage Ratio	As defined in the “Credit Agreement,” the ratio of outstanding indebtedness, including letters of credit, to EBITDA
SOFR	Secured overnight financing rate
SPI	SPI LLC d/b/a Specialty Products & Insulation
SRI	SRI Holdings, LLC
Term Loan	TopBuild's secured borrowings under the "Credit Agreement" due October 7, 2026
Term Facility Two	$550 million delayed draw term loan to be used to fund the future acquisition of SPI
TopBuild	TopBuild Corp. and its wholly-owned consolidated domestic subsidiaries

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TOPBUILD CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands except share data)

	As of
	March 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$968,809	$848,565
Receivables, net of an allowance for credit losses of $22,398 at March 31, 2024, and $23,948 at December 31, 2023	829,221	799,009
Inventories	375,056	364,731
Prepaid expenses and other current assets	29,376	36,939
Total current assets	2,202,462	2,049,244

Right of use assets	201,392	204,629
Property and equipment, net	266,422	264,487
Goodwill	2,052,319	2,042,568
Other intangible assets, net	578,335	591,058
Other assets	9,522	10,865
Total assets	$5,310,452	$5,162,851

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$467,863	$469,585
Current portion of long-term debt	46,230	47,039
Accrued liabilities	201,402	187,217
Short-term operating lease liabilities	67,041	65,780
Short-term finance lease liabilities	1,829	1,917
Total current liabilities	784,365	771,538

Long-term debt	1,362,498	1,373,028
Deferred tax liabilities, net	243,622	243,930
Long-term portion of insurance reserves	60,179	58,783
Long-term operating lease liabilities	142,552	146,213
Long-term finance lease liabilities	3,716	4,150
Other liabilities	1,487	1,554
Total liabilities	2,598,419	2,599,196

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value: 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.01 par value: 250,000,000 shares authorized; 39,549,030 shares issued and 31,818,099 outstanding at March 31, 2024, and 39,492,037 shares issued and 31,776,039 outstanding at December 31, 2023	395	394
Treasury stock, 7,730,931 shares at March 31, 2024, and 7,715,998 shares at December 31, 2023, at cost	(705,386)	(699,327)
Additional paid-in capital	912,481	906,334
Retained earnings	2,523,300	2,370,919
Accumulated other comprehensive loss	(18,757)	(14,665)
Total equity	2,712,033	2,563,655
Total liabilities and equity	$5,310,452	$5,162,851

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands except share and per common share data)

	Three Months Ended March 31,
	2024	2023
Net sales	$1,278,717	$1,265,238
Cost of sales	891,567	895,023
Gross profit	387,150	370,215

Selling, general, and administrative expense	172,642	170,784
Operating profit	214,508	199,431

Other income (expense), net:
Interest expense	(18,795)	(18,039)
Other, net	11,282	1,923
Other expense, net	(7,513)	(16,116)
Income before income taxes	206,995	183,315

Income tax expense	(54,614)	(47,445)
Net income	$152,381	$135,870

Net income per common share:
Basic	$4.82	$4.31
Diluted	$4.79	$4.28

Weighted average shares outstanding:
Basic	31,641,454	31,550,658
Diluted	31,843,818	31,713,239

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2024	2023
Net income	$152,381	$135,870
Other comprehensive (loss) income:
Foreign currency translation adjustment	(4,092)	1,753
Comprehensive income	$148,289	$137,623

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2024	2023
Cash Flows Provided by (Used in) Operating Activities:
Net income	$152,381	$135,870
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,257	32,100
Share-based compensation	5,127	3,135
(Gain)/loss on sale of assets	(561)	185
Amortization of debt issuance costs	720	720
Provision for bad debt expense	4,464	1,338
Provision for inventory obsolescence	2,902	1,642
Deferred income taxes, net	(240)	563
Change in certain assets and liabilities:
Receivables, net	(28,486)	(10,847)
Inventories	(12,056)	20,096
Prepaid expenses and other current assets	7,541	11,579
Accounts payable	(2,659)	(25,480)
Accrued liabilities	16,170	(3,339)
Other, net	(783)	2,239
Net cash provided by operating activities	178,777	169,801

Cash Flows Provided by (Used in) Investing Activities:
Purchases of property and equipment	(19,881)	(15,580)
Acquisition of businesses, net of cash acquired	(22,240)	(45,845)
Proceeds from sale of assets	1,608	455
Net cash used in investing activities	(40,513)	(60,970)

Cash Flows Provided by (Used in) Financing Activities:
Repayment of long-term debt	(12,059)	(9,743)
Taxes withheld and paid on employees' equity awards	(6,059)	(6,350)
Exercise of stock options	1,020	1,029
Net cash used in financing activities	(17,098)	(15,064)
Impact of exchange rate changes on cash	(922)	(58)
Net increase in cash and cash equivalents	120,244	93,709
Cash and cash equivalents - Beginning of period	848,565	240,069
Cash and cash equivalents - End of period	$968,809	$333,778

Supplemental disclosure of noncash activities:
Leased assets obtained in exchange for new operating lease liabilities	$13,737	$18,271
Accruals for property and equipment	307	835

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

(In thousands except share data)

					Accumulated
	Common	Treasury	Additional		Other
	Stock	Stock	Paid-in	Retained	Comprehensive
	($0.01 par value)	at cost	Capital	Earnings	(Loss) Income	Equity
Balance at December 31, 2022	$393	$(692,799)	$887,367	$1,756,665	$(21,920)	$1,929,706
Net income	-	-	-	135,870	-	135,870
Share-based compensation	-	-	3,135	-	-	3,135
Issuance of 95,012 restricted share awards under long-term equity incentive plan	2	-	-	-	-	2
32,594 shares withheld to pay taxes on employees' equity awards	-	(6,350)	-	-	-	(6,350)
28,840 shares issued upon exercise of stock options	-	-	1,028	-	-	1,028
Other comprehensive income, net of tax	-	-	-	-	1,753	1,753
Balance at March 31, 2023	$395	$(699,149)	$891,530	$1,892,535	$(20,167)	$2,065,144

					Accumulated
	Common	Treasury	Additional		Other
	Stock	Stock	Paid-in	Retained	Comprehensive
	($0.01 par value)	at cost	Capital	Earnings	Loss	Equity
Balance at December 31, 2023	$394	$(699,327)	$906,334	$2,370,919	$(14,665)	$2,563,655
Net income	-	-	-	152,381	-	152,381
Share-based compensation	-	-	5,127	-	-	5,127
Issuance of 51,236 restricted share awards under long-term equity incentive plan, net of forfeitures	1	-	-	-	-	1
14,933 shares withheld to pay taxes on employees' equity awards	-	(6,059)	-	-	-	(6,059)
5,757 shares issued upon exercise of stock options	-	-	1,020	-	-	1,020
Other comprehensive loss, net of tax	-	-	-	-	(4,092)	(4,092)
Balance at March 31, 2024	$395	$(705,386)	$912,481	$2,523,300	$(18,757)	$2,712,033

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

We believe the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to state fairly our financial position as of March 31, 2024, our results of operations and comprehensive income for the three months ended March 31, 2024 and 2023, and our cash flows for the three months ended March 31, 2024 and 2023. The condensed consolidated balance sheet at December 31, 2023 was derived from our audited financial statements, but does not include all disclosures required by GAAP.

These condensed consolidated financial statements and related notes should be read in conjunction with the audited Consolidated Financial Statements included in the Company’s Annual report for the year ended December 31, 2023, as filed with the SEC on February 28, 2024.

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

The following tables present our revenues disaggregated by market (in thousands):

	Three Months Ended March 31,
	2024				2023
	Installation	Specialty Distribution	Eliminations	Total	Installation	Specialty Distribution	Eliminations	Total
Residential	$674,436	$216,397	$(55,990)	$834,843	$645,703	$224,326	$(51,390)	$818,639
Commercial/Industrial	124,307	329,397	(9,830)	443,874	121,387	334,049	(8,837)	446,599
Net sales	$798,743	$545,794	$(65,820)	$1,278,717	$767,090	$558,375	$(60,227)	$1,265,238

The following tables present our revenues disaggregated by product (in thousands):

	Three Months Ended March 31,
	2024				2023
	Installation	Specialty Distribution	Eliminations	Total	Installation	Specialty Distribution	Eliminations	Total
Insulation and accessories	$643,650	$490,669	$(57,509)	$1,076,810	$600,767	$502,802	$(51,973)	$1,051,596
Glass and windows	58,117	-	-	58,117	63,442	-	-	63,442
Gutters	27,967	40,316	(7,309)	60,974	28,278	39,842	(7,165)	60,955
All other	69,009	14,809	(1,002)	82,816	74,603	15,731	(1,089)	89,245
Net sales	$798,743	$545,794	$(65,820)	$1,278,717	$767,090	$558,375	$(60,227)	$1,265,238

The following table represents our contract assets and contract liabilities with customers, in thousands:

	Included in Line Item on	As of
		March 31,	December 31,
	Condensed Consolidated Balance Sheets	2024	2023
Contract Assets:
Receivables, unbilled	Receivables, net	$70,591	$64,882

Contract Liabilities:
Deferred revenue	Accrued liabilities	$15,716	$18,365

The aggregate amount remaining on uncompleted performance obligations was $392.4 million as of March 31, 2024. We expect to satisfy the performance obligations and recognize revenue on substantially all of these uncompleted contracts over the next 18 months.

On certain of our long-term contracts, a percentage of the total project cost is withheld and not invoiced to the customer and collected until satisfactory completion of the customer’s project, typically within a year. This amount is referred to as retainage and is common practice in the construction industry. Retainage receivables are classified as a component of Receivables, net on our condensed consolidated balance sheets and were $82.2 million and $81.9 million as of March 31, 2024 and December 31, 2023, respectively.

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

In the fourth quarter of 2023, we performed an annual assessment on our goodwill resulting in no impairment and there were no indicators of impairment for the three months ended March 31, 2024.

Changes in the carrying amount of goodwill for the three months ended March 31, 2024, by segment, were as follows, in thousands:

					Accumulated
	Gross Goodwill		FX Translation	Gross Goodwill	Impairment	Net Goodwill
	December 31, 2023	Additions	Adjustment	March 31, 2024	Losses	March 31, 2024
Goodwill, by segment:
Installation	$1,901,160	$4,916	$-	$1,906,076	$(762,021)	$1,144,055
Specialty Distribution	903,429	6,261	(1,426)	908,264	-	908,264
Total goodwill	$2,804,589	$11,177	$(1,426)	$2,814,340	$(762,021)	$2,052,319

See Note 11 – Business Combinations for goodwill recognized on acquisitions that occurred during the three months ended March 31, 2024.

Other intangible assets, net includes customer relationships, non-compete agreements, and trademarks / trade names. The following table sets forth our other intangible assets, in thousands:

	As of
	March 31, 2024	December 31, 2023
Gross definite-lived intangible assets	$832,327	$827,793
Accumulated amortization	(253,992)	(236,735)
Other intangible assets, net	$578,335	$591,058

The following table sets forth our amortization expense, in thousands:

	Three Months Ended March 31,
	2024	2023
Amortization expense	$17,686	$16,896

5. LONG-TERM DEBT

The following table reconciles the principal balances of our outstanding debt to our condensed consolidated balance sheets, in thousands:

	As of
	March 31, 2024	December 31, 2023
3.625% Senior Notes due 2029	$400,000	$400,000
4.125% Senior Notes due 2032	500,000	500,000
Term loan due 2026	521,250	532,500
Equipment notes	1,230	2,039
Unamortized debt issuance costs	(13,752)	(14,472)
Total debt, net of unamortized debt issuance costs	1,408,728	1,420,067
Less: current portion of long-term debt	46,230	47,039
Total long-term debt	$1,362,498	$1,373,028

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth our remaining principal payments for our outstanding debt balances as of March 31, 2024, in thousands:

	2024	2025	2026	2027	2028	Thereafter	Total
3.625% Senior Notes	$-	$-	$-	$-	$-	$400,000	$400,000
4.125% Senior Notes	-	-	-	-	-	500,000	500,000
Term loan	33,750	48,750	438,750	-	-	-	521,250
Equipment notes	1,230	-	-	-	-	-	1,230
Total	$34,980	$48,750	$438,750	$-	$-	$900,000	$1,422,480

Credit Agreement

On July 26, 2023, we entered into Amendment No. 4 to our Credit Agreement, which provided for a new $550.0 million Term Facility Two, the proceeds of which were intended to be used, in part, to finance the acquisition of SPI, including the payment of related fees and expenses.  Refer to Note 14 – Subsequent Events for details regarding the termination of our agreement to acquire SPI and Term Facility Two.

The following table outlines the key terms of the Credit Agreement (dollars in thousands):

Senior secured term loan facility	$600,000

Revolving facility (a)	$500,000
Sublimit for issuance of letters of credit under revolving facility	$100,000
Sublimit for swingline loans under revolving facility	$35,000

Interest rate as of March 31, 2024	6.43%
Scheduled maturity date	10/7/2026
(a)	Use of the sublimits for the issuance of letters of credit and swingline loans reduces the availability under the revolving facility.

Interest expense on borrowings under the Credit Agreement is based on an applicable margin rate plus, at our option, either:

●	A base rate determined by reference to the highest of either (i) the federal funds rate plus 0.50 percent, (ii) BofA’s “prime rate,” and (iii) the SOFR rate for U.S. dollar deposits with a term of one month, plus 1.00 percent (Term Facility One); or
●	A SOFR rate determined by reference to the costs of funds for deposits in U.S. dollars for the interest period relevant to such borrowings, subject to a floor of 0%.

The applicable margin rate is determined based on our Secured Leverage Ratio. In the case of base rate borrowings, the applicable margin rate ranges from 0.00 percent to 1.50 percent for Term Facility One and in the case of SOFR rate borrowings, the applicable margin ranges from 1.00 percent to 2.50 percent for Term Facility One. Borrowings under the Credit Agreement are prepayable at the Company’s option without premium or penalty. The Company is required to make prepayments with the net cash proceeds of certain asset sales and certain extraordinary receipts.

Revolving Facility

The Company has outstanding standby letters of credit that secure our financial obligations related to our workers’ compensation, general insurance, and auto liability programs. These standby letters of credit, as well as any outstanding amount borrowed under our revolving facility, reduce the availability under the revolving facility.

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes our availability under the revolving facility, in thousands:

	As of
	March 31, 2024	December 31, 2023
Revolving facility	$500,000	$500,000
Less: standby letters of credit	(63,770)	(63,770)
Availability under revolving facility	$436,230	$436,230

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

Equipment Notes

We did not issue equipment notes during the three months ended March 31, 2024. The balance of equipment notes, which were issued for the purpose of financing vehicles and equipment, was $1.2 million as of March 31, 2024. The Company’s equipment notes each have a five year term maturing in 2024 and bear interest at fixed rates between 2.8% and 4.4%.

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

As of March 31, 2024
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

Fair Value on Non-Recurring Basis

Fair value measurements were applied to our long-term debt portfolio. We believe the carrying value of our term loan and equipment notes approximate their fair market value primarily due to the fact that the non-performance risk of servicing our debt obligations, as reflected in our business and credit risk profile, has not materially changed since we assumed our debt obligations under the Credit Agreement. In addition, due to the floating-rate nature of our term loan, the market value is not subject to variability solely due to changes in the general level of interest rates as is the case with a fixed-rate debt obligation. Based on market trades of our 3.625% Senior Notes and our 4.125% Senior Notes close to March 31, 2024 (Level 1 fair value measurement), we estimate the fair value of each in the table below:

	As of March 31, 2024
	Fair Value	Gross Carrying Value
3.625% Senior Notes	$364,940	$400,000
4.125% Senior Notes	$445,000	$500,000

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.  SEGMENT INFORMATION

The following tables set forth our net sales and operating results by segment, in thousands:

	Three Months Ended March 31,
	2024	2023	2024	2023

	Net Sales		Operating Profit (b)
Operations by segment (a):
Installation	$798,743	$767,090	$156,757	$146,897
Specialty Distribution	545,794	558,375	77,579	73,333
Intercompany eliminations	(65,820)	(60,227)	(10,761)	(9,971)
Total	$1,278,717	$1,265,238	223,575	210,259
General corporate expense, net (c)			(9,067)	(10,828)
Operating profit, as reported			214,508	199,431
Other expense, net			(7,513)	(16,116)
Income before income taxes			$206,995	$183,315
(a)	All of our operations are located primarily in the U.S. and to a lesser extent Canada.
(b)	Segment operating profit includes an allocation of general corporate expenses attributable to the operating segments which is based on direct benefit or usage (such as salaries of corporate employees who directly support the segment).
(c)	General corporate expense, net includes expenses not specifically attributable to our segments for functions such as corporate human resources, finance, and legal, including salaries, benefits, and other related costs.

8.  INCOME TAXES

Our effective tax rates were 26.4 percent and 25.9 percent for the three months ended March 31, 2024 and March 31, 2023, respectively. The higher 2024 tax rate was primarily related to an increase in tax expense related to share-based compensation.

A tax expense of $2.0 million related to share-based compensation was recognized in our condensed consolidated statements of operations as a discrete item in income tax expense for the three months ended March 31, 2024.

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Basic and diluted net income per share were computed as follows:

	Three Months Ended March 31,
	2024	2023
Net income (in thousands)	$152,381	$135,870

Weighted average number of common shares outstanding - basic	31,641,454	31,550,658

Dilutive effect of common stock equivalents:
RSAs with service-based conditions	41,832	22,643
RSAs with market-based conditions	50,955	24,861
RSAs with performance-based conditions	14,429	29,031
Stock options	95,148	86,046

Weighted average number of common shares outstanding - diluted	31,843,818	31,713,239

Basic net income per common share	$4.82	$4.31

Diluted net income per common share	$4.79	$4.28

The following table summarizes shares excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2024	2023
Anti-dilutive common stock equivalents:
RSAs with service-based conditions	14	11,163
RSAs with market-based conditions	-	8,933
RSAs with performance-based conditions	-	-
Stock options	-	22,280
Total anti-dilutive common stock equivalents	14	42,376

10. SHARE-BASED COMPENSATION

Eligible employees participate in the 2015 LTIP, which authorizes the Board to grant stock options, stock appreciation rights, restricted shares, restricted share units, performance awards, and dividend equivalents.  All grants are made by issuing new shares and no more than 4.0 million shares of common stock may be issued under the 2015 LTIP. As of March 31, 2024, we had 1.7 million shares remaining available for issuance under the 2015 LTIP.

Share-based compensation expense is included in selling, general, and administrative expense. The income tax effect associated with share-based compensation awards is included in income tax expense.

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents share-based compensation amounts recognized in our condensed consolidated statements of operations, in thousands:

	Three Months Ended March 31,
	2024	2023
Share-based compensation expense	$5,127	$3,135
Income tax expense	$(2,009)	$(45)

The following table presents a summary of our share-based compensation activity for the three months ended March 31, 2024, in thousands, except per share amounts:

	RSAs		Stock Options
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance December 31, 2023	195.5	$223.49	128.7	$36.65	$98.58	$35,462.8
Granted	42.6	$419.56	—	$—	$—	—
Converted/Exercised	(48.2)	$230.09	(5.8)	$70.25	$177.53	$1,355.3
Forfeited/Expired	(2.2)	$276.34	—	$—	$—	—
Balance March 31, 2024	187.7	$265.84	122.9	$35.08	$94.88	$42,498.1

Exercisable March 31, 2024 (a)			122.9	$35.08	$94.88	$42,498.1
(a)	The weighted average remaining contractual term for vested stock options is approximately 5.1 years.

We have unrecognized share-based compensation expense related to unvested awards as shown in the following table, dollars in thousands:

	As of March 31, 2024
	Unrecognized Compensation Expense on Unvested Awards	Weighted Average Remaining Compensation Expense Period
RSAs	$31,455	1.2
Stock options	—	—
Total unrecognized compensation expense related to unvested awards	$31,455

Our RSAs with performance-based conditions are evaluated on a quarterly basis with adjustments to compensation expense based on the likelihood of the performance target being achieved or exceeded. The following table shows the range of payouts and the related expense for our outstanding RSAs with performance-based conditions, in thousands:

		Payout Ranges and Related Expense
RSAs with Performance-Based Conditions	Grant Date Fair Value	0%	25%	100%	200%
February 15, 2022	$2,986	$-	$747	$2,986	$5,972
February 21, 2023	$4,054	$-	$1,014	$4,054	$8,108
February 21, 2024	$4,846	$-	$1,212	$4,846	$9,692

During the first quarter of 2024, RSAs with performance-based conditions that were granted on February 16, 2021 vested based on cumulative three-year achievement of 200%. Total compensation expense recognized over the three-year performance period, net of forfeitures, was $4.4 million.

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of our RSAs with a market-based condition granted under the 2015 LTIP was determined using a Monte Carlo simulation. The following are key inputs in the Monte Carlo analysis for awards granted in 2024, 2023, and 2022:

	2024	2023	2022
Measurement period (years)	2.86	2.86	2.87
Risk free interest rate	4.36%	4.42%	1.76%
Dividend yield	0.00%	0.00%	0.00%
Estimated fair value of market-based RSAs at grant date	$503.68	$270.64	$298.20

11. BUSINESS COMBINATIONS

Acquiring businesses is a key part of our ongoing strategy to grow our company and expand our market share. Each acquisition has been accounted for as a business combination under ASC 805, “Business Combinations.” Acquisition related costs were $0.5 million and $1.7 million in the three months ended March 31, 2024 and 2023, respectively. Acquisition related costs are included in selling, general, and administrative expense in our condensed consolidated statements of operations.

On February 15, 2024, we acquired the assets of the residential and light commercial insulation business Brabble. This installation acquisition enhanced our presence in North Carolina. The purchase price of $5.4 million was funded by cash on hand and we recognized $3.0 million of goodwill in connection with this acquisition.

On March 1, 2024, we acquired the assets of the residential insulation business Morris Black. This installation acquisition enhanced our presence in the Pennsylvania market. The purchase price of $3.6 million was funded by cash on hand and we recognized $2.0 million of goodwill in connection with this acquisition.

On March 1, 2024, we acquired the assets of the customized insulation products and accessories business PCI. This specialty distribution acquisition has a national customer base focused on the domestic pest control industry.  The purchase price of $13.3 million was funded by cash on hand and we recognized $6.3 million of goodwill in connection with this acquisition.

The estimate of acquired customer relationships related to our 2024 acquisitions was $6.0 million and the weighted average useful life is 12 years.

As third-party or internal valuations are finalized, certain tax aspects of the foregoing transactions are completed, and customer post-closing reviews are concluded, adjustments may be made to the fair value of assets acquired, and in some cases total purchase price, through the end of each measurement period, generally one year following the applicable acquisition date.

During the three months ended March 31, 2023, we acquired SRI and the purchase price of $45.3 was funded by cash on hand and we recognized goodwill of $23.1 million in connection with this acquisition.

Goodwill to be recognized in connection with acquisitions is attributable to the synergies expected to be realized and improvements in the businesses after the acquisitions. Primarily all of the $11.2 million and $23.1 million of goodwill recorded from acquisitions completed in the three months ended March 31, 2024 and 2023, respectively, is expected to be deductible for income tax purposes.

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.  ACCRUED LIABILITIES

The following table sets forth the components of accrued liabilities, in thousands:

	As of
	March 31, 2024	December 31, 2023
Accrued liabilities:
Salaries, wages, and bonus/commissions	$53,145	$67,471
Income tax payable	46,554	389
Insurance liabilities	31,197	29,920
Sales and property taxes	15,986	17,002
Deferred revenue	15,716	18,365
Customer rebates	12,177	17,326
Interest payable on long-term debt	3,357	12,139
Other	23,270	24,605
Total accrued liabilities	$201,402	$187,217

See Note 3 – Revenue Recognition for discussion of our deferred revenue balances. Accrued income taxes payable increased significantly compared to December 31, 2023 due to timing of tax payments, which typically occur later in the year.

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

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes our outstanding performance, licensing, insurance, and other bonds, in thousands:

	As of
	March 31, 2024	December 31, 2023
Outstanding bonds:
Performance bonds	$141,380	$145,982
Licensing, insurance, and other bonds	27,979	27,415
Total bonds	$169,359	$173,397

14.  SUBSEQUENT EVENTS

On April 22, 2024, we agreed to a mutual termination of our previous agreement to acquire SPI, originally announced on July 27, 2023. We withdrew our Hart-Scott Rodino filings and were required to pay a termination fee of $23.0 million to the seller under the terms of the purchase agreement. In connection with the termination of the SPI acquisition, the Company terminated the commitments with respect to its undrawn Term Facility Two which was provided pursuant to Amendment No. 4. All other terms of the Company’s Credit Agreement, as amended, remain in full force and effect.

On May 3, 2024, our Board authorized the 2024 Repurchase Program, pursuant to which the Company may purchase up to $1.0 billion of our common stock.  Share repurchases may be executed through various means including open market purchases, privately negotiated transactions, accelerated share repurchase transactions, or other available means.  The 2024 Repurchase Program does not obligate the Company to purchase any shares and has no expiration date.  Authorization for the 2024 Repurchase Program may be terminated, increased, or decreased by the Board at its discretion at any time.

On May 3, 2024, we entered into an agreement to acquire the assets of the residential insulation business Insulation Works, Inc., which is expected to close in mid-May 2024. This installation acquisition will enhance our presence in the Arkansas market and extend our expertise to the agricultural market. The purchase price of approximately $25.2 million is expected to be funded by cash on hand. This acquisition will be accounted for as a business combination under ASC 805, “Business Combinations.”

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

TopBuild, headquartered in Daytona Beach, Florida, is a leading installer and specialty distributor of insulation and other building material products to the construction industry in the United States and Canada.

We operate in two segments: Installation and Specialty Distribution. Our Installation segment installs insulation and other building products nationwide. As of March 31, 2024, we had approximately 240 Installation branches located across the United States. We install various insulation applications, including fiberglass batts and rolls, blown-in loose fill fiberglass, polyurethane spray foam, and blown-in loose fill cellulose. Additionally, we install other building products including glass and windows, rain gutters, garage doors, closet shelving, and fireplaces, among other items. We handle every stage of the installation process, including material procurement supplied by leading manufacturers, project scheduling and logistics, multi-phase professional installation, and installation quality assurance.

Our Specialty Distribution segment distributes building and mechanical insulation, insulation accessories, rain gutters, and other building product materials for the residential and commercial/industrial end markets. As of March 31, 2024, we had approximately 150 distribution centers located across the United States and 18 distribution centers in Canada. Our Specialty Distribution customer base consists of thousands of insulation contractors of all sizes serving a wide variety of residential and commercial/industrial industries, gutter contractors, weatherization contractors, other contractors, dealers, metal building erectors, and modular home builders.

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

For additional details pertaining to our operating results by segment, see Note 7 – Segment Information to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report. For additional details regarding our strategy, material trends in our business and seasonality, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the year ended December 31, 2023, as filed with the SEC on February 28, 2024.

The following discussion and analysis contains forward-looking statements and should be read in conjunction with the unaudited condensed consolidated financial statements, the notes thereto, and the section entitled “Forward-Looking Statements” included in this Quarterly Report.

FIRST QUARTER 2024 VERSUS FIRST QUARTER 2023

The following table sets forth our net sales, gross profit, operating profit, and margins, as reported in our condensed consolidated statements of operations, in thousands:

	Three Months Ended March 31,
	2024	2023
Net sales	$1,278,717	$1,265,238
Cost of sales	891,567	895,023
Cost of sales ratio	69.7%	70.7%

Gross profit	387,150	370,215
Gross profit margin	30.3%	29.3%

Selling, general, and administrative expense	172,642	170,784
Selling, general, and administrative expense to sales ratio	13.5%	13.5%

Operating profit	214,508	199,431
Operating profit margin	16.8%	15.8%

Other expense, net	(7,513)	(16,116)
Income tax expense	(54,614)	(47,445)
Net income	$152,381	$135,870
Net margin	11.9%	10.7%

Sales and Operations

Net sales increased 1.1% for the three months ended March 31, 2024, from the comparable period of 2023. The increase was primarily driven by a 2.3% increase in sales from acquisitions and a 1.3% impact from higher selling prices, partially offset by a 2.0% decline in sales volume and a decline of 0.5% driven by the disposition of a non-core business.

Gross profit margins were 30.3% and 29.3% for the three months ended March 31, 2024 and 2023, respectively. Gross profit margin improved primarily due to productivity initiatives and higher selling prices.

Selling, general, and administrative expenses as a percentage of sales were 13.5% for the three months ended March 31, 2024 and 2023, respectively. Selling, general, and administrative expenses were relatively flat to the prior year period.

Operating margins were 16.8% and 15.8% for the three months ended March 31, 2024 and 2023, respectively. The increase in operating margins was due to productivity initiatives and higher selling prices, partially offset by higher material costs and lower sales volume in our Specialty Distribution segment.

Business Segment Results

The following table sets forth our net sales and operating profit margins by business segment, in thousands:

	Three Months Ended March 31,
	2024	2023	Percent Change
Net sales by business segment:
Installation	$798,743	$767,090	4.1%
Specialty Distribution	545,794	558,375	(2.3)%
Intercompany eliminations	(65,820)	(60,227)
Net sales	$1,278,717	$1,265,238	1.1%

Operating profit by business segment:
Installation	$156,757	$146,897	6.7%
Specialty Distribution	77,579	73,333	5.8%
Intercompany eliminations	(10,761)	(9,971)
Operating profit before general corporate expense	223,575	210,259	6.3%
General corporate expense, net	(9,067)	(10,828)
Operating profit	$214,508	$199,431	7.6%

Operating profit margins:
Installation	19.6%	19.1%
Specialty Distribution	14.2%	13.1%
Operating profit margin before general corporate expense	17.5%	16.6%
Operating profit margin	16.8%	15.8%

Installation

Sales

Sales in our Installation segment increased $31.7 million, or 4.1%, for the three months ended March 31, 2024, as compared to the same period in 2023. Sales increased 3.5% from acquisitions, 1.2% from higher selling prices, and 0.3% due to higher sales volume, partially offset by a decline of 0.9% driven by the disposition of a non-core business.

Operating margins

Operating margins in our Installation segment were 19.6% and 19.1% for the three months ended March 31, 2024 and 2023, respectively. The increase in operating margin was driven by productivity initiatives and higher selling prices which were partially offset by higher material costs.

Specialty Distribution

Sales

Sales in our Specialty Distribution segment decreased $12.6 million, or 2.3%, for the three months ended March 31, 2024, as compared to the same period in 2023. Sales decreased 4.2% from decline of sales volume, partially offset by 1.5% increase in higher selling prices and 0.4% increase from acquisitions.

Operating margins

Operating margins in our Specialty Distribution segment were 14.2% and 13.1% for the three months ended March 31, 2024 and 2023, respectively.  The increase in operating margin was driven by productivity initiatives and higher selling prices, partially offset by higher material costs and lower sales volume.

OTHER ITEMS

Other expense, net

Other expense, net, decreased to $7.5 million for the three months ended March 31, 2024 from $16.1 million in the three months ended March 31, 2023. The decrease was driven by $9.0 million higher interest income due to increased cash balances and higher deposit rates compared to the three months ended March 31, 2023. Interest expense increased by $0.8 million for the three months ended March 31, 2024 due to higher interest rates on borrowings under the Credit Agreement compared to the same period in 2023.

Income tax expense

Income tax expense was $54.6 million, an effective tax rate of 26.4 percent, for the three months ended March 31, 2024, compared to $47.4 million, an effective tax rate of 25.9 percent, for the comparable period in 2023. The tax rate for the three months ended March 31, 2024, was higher primarily related to an increase in tax expense related to share-based compensation.

Cash Flows and Liquidity

Significant sources (uses) of cash and cash equivalents are summarized for the periods indicated, in thousands:

	Three Months Ended March 31,
	2024	2023
Changes in cash and cash equivalents:
Net cash provided by operating activities	$178,777	$169,801
Net cash used in investing activities	(40,513)	(60,970)
Net cash used in financing activities	(17,098)	(15,064)
Impact of exchange rate changes on cash	(922)	(58)
Net increase in cash and cash equivalents	$120,244	$93,709

Net cash flows provided by operating activities increased $9.0 million for the three months ended March 31, 2024, as compared to the prior year period primarily due to the increase of net income of $16.5 million compared with the prior year period.

Net cash used in investing activities was $40.5 million for the three months ended March 31, 2024, primarily composed of $22.2 million for our acquisitions and $19.9 million for purchases of property and equipment, mainly vehicles, partially offset by $1.6 million proceeds received from the sale of assets. Net cash used in investing activities was $61.0 million for the three months ended March 31, 2023, primarily composed of $45.8 million for the acquisition of SRI and $15.6 million for purchases of property and equipment, mainly vehicles and machinery & equipment.

Net cash used in financing activities was $17.1 million for the three months ended March 31, 2024.  During the three months ended March 31, 2024, we used $12.1 million for debt repayments and incurred $5.0 million net cash outflow related to exercise of share-based incentive awards and stock options. Net cash used in financing activities was $15.1 million for the three months ended March 31, 2023. During the three months ended March 31, 2023, we used $9.7 million for debt repayments, and $5.3 million net activity related to exercise of share-based incentive awards and stock options.

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

The following table summarizes our liquidity, in thousands:

	As of
	March 31,	December 31,
	2024	2023
Cash and cash equivalents (a)	$968,809	$848,565

Revolving facility	500,000	500,000
Less: standby letters of credit	(63,770)	(63,770)
Availability under Revolving facility	436,230	436,230

Total liquidity	$1,405,039	$1,284,795
(a)	Our cash and cash equivalents consist of AAA-rated money market funds as well as cash held in our demand deposit accounts.

We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to support our ongoing operations and known contractual obligations including funding our debt service requirements, capital expenditures, lease obligations and working capital needs for at least the next twelve months. We also have adequate liquidity to maintain off-balance sheet arrangements for short-term leases, letters of credit, and performance and license bonds. Information regarding our outstanding bonds as of March 31, 2024, is incorporated by reference from Note 13 – Other Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

OUTLOOK

Residential New Construction

Home builders continue to report improving demand resulting in single-family housing starts that improved in the first quarter in comparison to the prior year.  Multifamily construction activity also remains strong but starts have slowed, in comparison to the prior year.  While there is a strong backlog of multi-family units that need to be completed, we do expect multifamily activity to decline as we move towards 2025. Single-family housing is a larger proportion of the overall housing market as well as a larger proportion of our market share. Overall, despite uncertainty around the economy and the impact of higher interest rates, we remain optimistic about the long-term fundamentals of the U.S. housing market, supported by a limited supply of both new and existing homes, favorable demographic trends, and increasing household formations.

Commercial and Industrial Construction

Our commercial backlog is strong, and our bidding activity is active, both of which continue to support our optimistic view of commercial/industrial sales at our Installation and Specialty Distribution segments.  There are many major projects being planned across several different industries fueling demand. In addition, maintenance and repair work on industrial sites will serve as a continued driver for our Specialty Distribution business.

OFF-BALANCE SHEET ARRANGEMENTS

We had no material off-balance sheet arrangements during the three months ended March 31, 2024, other than short-term leases, letters of credit, and performance and license bonds, which have been disclosed in Part 1, Item 1 of this Quarterly report.

CONTRACTUAL OBLIGATIONS

There have been no material changes to our contractual obligations from those previously disclosed in our Annual Report for the year ended December 31, 2023, as filed with the SEC on February 28, 2024.

CRITICAL ACCOUNTING POLICIES

We prepare our condensed consolidated financial statements in conformity with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates. Our critical accounting policies have not changed from those previously reported in our Annual Report for the year ended December 31, 2023, as filed with the SEC on February 28, 2024.

APPLICATION OF NEW ACCOUNTING STANDARDS

Information regarding application of new accounting standards is incorporated by reference from Note 2 – Accounting Policies to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

FORWARD-LOOKING STATEMENTS

Statements contained in this report that reflect our views about future periods, including our future plans and performance, constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “will,” “would,” “should,” “anticipate,” “expect,” “believe,” “designed,” “plan,” “may,” “project,” “estimate”  or “intend,” the negative of these terms, and similar references to future periods.  These views involve risks and uncertainties that are difficult to predict and, accordingly, our actual results may differ materially from the results discussed in our forward-looking statements. We caution you against unduly relying on any of these forward-looking statements. Our future performance may be affected by the duration and impact of negative macro-economic impacts on the United States economy, specifically with respect to residential, commercial/industrial construction, our ability to collect our receivables from our customers, our reliance on residential new construction, residential repair/remodel, and commercial/industrial construction; our reliance on third-party suppliers and manufacturers; our ability to attract, develop, and retain talented personnel and our sales and labor force; our ability to maintain consistent practices across our locations; our ability to maintain our competitive position; and our ability to realize the expected benefits of our acquisitions. We discuss the material risks we face under the caption entitled “Risk Factors” in our Annual Report for the year ended December 31, 2023, as filed with the SEC on February 28, 2024, as well as under the caption entitled “Risk Factors” in subsequent reports that we file with the SEC. Our forward-looking statements in this filing speak only as of the date of this filing. Factors or events that could cause our actual results to differ may emerge from time to time and it is not possible for us to predict all of them.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements as a result of new information, future events, or otherwise.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have a Term Loan outstanding with a principal balance of $521.3 million and a revolving facility with an aggregate borrowing capacity of $500.0 million. We also have outstanding 3.625% Senior Notes with an aggregate principal balance of $400.0 million and 4.125% Senior Notes with an aggregate principal balance of $500.0 million. The 3.625% Senior Notes and 4.125% Senior Notes bear a fixed rate of interest and therefore are excluded from the calculation below as they are not subject to fluctuations in interest rates.

Interest payable on both the aggregate Term Loan and Revolving Facility is based on a variable interest rate.  As a result, we are exposed to market risks related to fluctuations in interest rates on this outstanding indebtedness. As of March 31, 2024, the applicable interest rate as of such date was 6.43%. Based on our outstanding borrowings as of March 31, 2024, a 100-basis point increase in the interest rate would result in a $5.0 million increase in our annualized interest expense. There was no outstanding balance under the Revolving Facility as of March 31, 2024.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the most recent fiscal quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

The information set forth under the caption “Litigation” in Note 13 – Other Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report, is incorporated by reference herein.

Item 1A.  RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in our Annual Report for the year ended December 31, 2023, as filed with the SEC on February 28, 2024 which are incorporated by reference herein.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 25, 2022, our Board authorized the 2022 Repurchase Program, pursuant to which the Company may purchase up to $200 million of our common stock. There were no share repurchases executed during the three months ended March 31, 2024, leaving $154.4 million remaining under the 2022 Share Repurchase Program. Excluded from this disclosure are shares repurchased to settle statutory employee tax withholdings related to the vesting of stock awards.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

Item 5.  OTHER INFORMATION

During the quarter ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408 of Regulation S-K).

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

TOPBUILD CORP.

By:	/s/ Madeline Otero
Name:	Madeline Otero
Title:	Vice President and Chief Accounting Officer
(Principal Accounting Officer)

May 7, 2024