Form 10-Q
period 2024-06-30
TopBuild Corp
filed 2024-08-06
CIK 1633931

UNITED STATES

SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period June 30, 2024

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

The registrant had outstanding 30,166,212 shares of Common Stock, par value $0.01 per share as of July 31, 2024.

TOPBUILD CORP.

GLOSSARY

We use acronyms, abbreviations, and other defined terms throughout this Quarterly Report, which are defined in the glossary below:

Term	Definition
3.625% Senior Notes	TopBuild's 3.625% senior unsecured notes issued March 15, 2021 and due March 15, 2029
4.125% Senior Notes	TopBuild's 4.125% senior unsecured notes issued October 14, 2021 and due February 15, 2032
2015 LTIP	2015 Long-Term Incentive Program authorizes the Board to grant stock options, stock appreciation rights, restricted shares, restricted share units, performance awards, and dividend equivalents
2022 Repurchase Program	$200 million share repurchase program authorized by the Board on July 25, 2022
2024 Repurchase Program	$1 billion share repurchase program authorized by the Board on May 3, 2024
Amendment No. 4	Amendment No. 4 to the Credit Agreement dated July 26, 2023
Annual Report	Annual report filed with the SEC on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Board	Board of Directors of TopBuild
BofA	Bank of America, N.A.
Brabble	Brabble Insulation, Inc.
Credit Agreement	Amended and Restated Credit Agreement, dated March 20, 2020, among TopBuild, BofA as administrative agent, and the other lenders and agents party thereto
Current Report	Current report filed with the SEC on Form 8-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
EBITDA	Earnings before interest, taxes, depreciation, and amortization
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Green Space	Nate’s Insulation, LLC d/b/a Green Space Insulation
GAAP	Generally accepted accounting principles in the United States of America
Insulation Works	Insulation Works, Inc.
Lenders	Bank of America, N.A., together with the other lenders party to "Credit Agreement"
Morris Black	Morris Black & Sons, Inc.
Net Leverage Ratio	As defined in the “Credit Agreement,” the ratio of outstanding indebtedness, less up to $100 million of unrestricted cash, to EBITDA
NYSE	New York Stock Exchange
PCI	Pest Control Insulation, LLC
Quarterly Report	Quarterly report filed with the SEC on Form 10-Q pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
ROU	Right of use (asset), as defined in ASC 842
RSA	Restricted stock award
SEC	United States Securities and Exchange Commission
Secured Leverage Ratio	As defined in the “Credit Agreement,” the ratio of outstanding indebtedness, including letters of credit, to EBITDA
SOFR	Secured overnight financing rate
SPI	SPI LLC d/b/a Specialty Products & Insulation
SRI	SRI Holdings, LLC
Term Loan	TopBuild's secured borrowings under the "Credit Agreement" due October 7, 2026
Term Facility Two	$550 million delayed draw term loan intended to be used to fund the acquisition of SPI and was terminated in the second quarter of 2024
Texas Insulation	EOAKIS, LLC, d/b/a Texas Insulation
TopBuild	TopBuild Corp. and its wholly-owned consolidated domestic subsidiaries

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TOPBUILD CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands except share data)

	As of
	June 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$463,221	$848,565
Receivables, net of an allowance for credit losses of $22,718 at June 30, 2024, and $23,948 at December 31, 2023	859,725	799,009
Inventories	393,810	364,731
Prepaid expenses and other current assets	43,550	36,939
Total current assets	1,760,306	2,049,244

Right of use assets	191,048	204,629
Property and equipment, net	267,523	264,487
Goodwill	2,090,788	2,042,568
Other intangible assets, net	583,141	591,058
Other assets	10,187	10,865
Total assets	$4,902,993	$5,162,851

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$461,139	$469,585
Current portion of long-term debt	45,665	47,039
Accrued liabilities	176,753	187,217
Short-term operating lease liabilities	66,953	65,780
Short-term finance lease liabilities	1,739	1,917
Total current liabilities	752,249	771,538

Long-term debt	1,351,969	1,373,028
Deferred tax liabilities, net	243,790	243,930
Long-term portion of insurance reserves	60,402	58,783
Long-term operating lease liabilities	132,529	146,213
Long-term finance lease liabilities	3,318	4,150
Other liabilities	1,422	1,554
Total liabilities	2,545,679	2,599,196

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value: 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.01 par value: 250,000,000 shares authorized; 39,561,321 shares issued and 30,584,176 outstanding at June 30, 2024, and 39,492,037 shares issued and 31,776,039 outstanding at December 31, 2023	396	394
Treasury stock, 8,977,145 shares at June 30, 2024, and 7,715,998 shares at December 31, 2023, at cost	(1,215,829)	(699,327)
Additional paid-in capital	919,317	906,334
Retained earnings	2,674,023	2,370,919
Accumulated other comprehensive loss	(20,593)	(14,665)
Total equity	2,357,314	2,563,655
Total liabilities and equity	$4,902,993	$5,162,851

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands except share and per common share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	$1,365,612	$1,317,262	$2,644,329	$2,582,500
Cost of sales	941,690	895,462	1,833,257	1,790,485
Gross profit	423,922	421,800	811,072	792,015

Selling, general, and administrative expense	213,530	184,697	386,172	355,481
Operating profit	210,392	237,103	424,900	436,534

Other income (expense), net:
Interest expense	(18,568)	(18,558)	(37,363)	(36,597)
Other, net	11,350	4,605	22,632	6,528
Other expense, net	(7,218)	(13,953)	(14,731)	(30,069)
Income before income taxes	203,174	223,150	410,169	406,465

Income tax expense	(52,451)	(58,750)	(107,065)	(106,195)
Net income	$150,723	$164,400	$303,104	$300,270

Net income per common share:
Basic	$4.81	$5.20	$9.63	$9.51
Diluted	$4.78	$5.18	$9.56	$9.47

Weighted average shares outstanding:
Basic	31,324,833	31,599,744	31,483,144	31,575,337
Diluted	31,524,063	31,731,807	31,693,524	31,722,660

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$150,723	$164,400	$303,104	$300,270
Other comprehensive (loss) income:
Foreign currency translation adjustment	(1,836)	4,283	(5,928)	6,037
Comprehensive income	$148,887	$168,683	$297,176	$306,307

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2024	2023
Cash Flows Provided by (Used in) Operating Activities:
Net income	$303,104	$300,270
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,291	64,652
Share-based compensation	9,759	6,886
(Gain)/loss on sale of assets	(131)	621
Amortization of debt issuance costs	1,440	1,440
Provision for bad debt expense	9,874	4,031
Provision for inventory obsolescence	4,892	3,290
Change in certain assets and liabilities:
Receivables, net	(58,411)	(37,247)
Inventories	(30,758)	54,623
Prepaid expenses and other current assets	(6,595)	8,897
Accounts payable	(17,480)	(8,806)
Accrued liabilities	(13,348)	(13,872)
Other, net	(2,509)	1,012
Net cash provided by operating activities	269,128	385,797

Cash Flows Provided by (Used in) Investing Activities:
Purchases of property and equipment	(35,974)	(30,672)
Acquisition of businesses, net of cash acquired	(88,123)	(45,948)
Proceeds from sale of assets	2,150	782
Net cash used in investing activities	(121,947)	(75,838)

Cash Flows Provided by (Used in) Financing Activities:
Repayment of long-term debt	(23,873)	(18,829)
Taxes withheld and paid on employees' equity awards	(6,059)	(6,350)
Exercise of stock options	3,224	1,497
Repurchase of shares of common stock	(505,241)	—
Payment of contingent consideration	—	(300)
Net cash used in financing activities	(531,949)	(23,982)
Impact of exchange rate changes on cash	(576)	281
Net (decrease) increase in cash and cash equivalents	(385,344)	286,258
Cash and cash equivalents - Beginning of period	848,565	240,069
Cash and cash equivalents - End of period	$463,221	$526,327

Supplemental disclosure of noncash activities:
Leased assets obtained in exchange for new operating lease liabilities	$20,180	$26,310
Accruals for property and equipment	277	1,449
Excise taxes capitalized to treasury stock	5,202	—

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

(In thousands except share data)

					Accumulated
	Common	Treasury	Additional		Other
	Stock	Stock	Paid-in	Retained	Comprehensive
	($0.01 par value)	at cost	Capital	Earnings	(Loss) Income	Equity
Balance at December 31, 2022	$393	$(692,799)	$887,367	$1,756,665	$(21,920)	$1,929,706
Net income	-	-	-	135,870	-	135,870
Share-based compensation	-	-	3,135	-	-	3,135
Issuance of 95,012 restricted share awards under long-term equity incentive plan	2	-	-	-	-	2
32,594 shares withheld to pay taxes on employees' equity awards	-	(6,350)	-	-	-	(6,350)
28,840 shares issued upon exercise of stock options	-	-	1,028	-	-	1,028
Other comprehensive income, net of tax	-	-	-	-	1,753	1,753
Balance at March 31, 2023	$395	$(699,149)	$891,530	$1,892,535	$(20,167)	$2,065,144
Net income	-	-	-	164,400	-	164,400
Share-based compensation	-	-	3,751	-	-	3,751
Issuance of 18,768 restricted share awards under long-term equity incentive plan	-	-	-	-	-	-
4,762 shares issued upon exercise of stock options	-	-	468	-	-	468
Other comprehensive income, net of tax	-	-	-	-	4,283	4,283
Balance at June 30, 2023	$395	$(699,149)	$895,749	$2,056,935	$(15,884)	$2,238,046

					Accumulated
	Common	Treasury	Additional		Other
	Stock	Stock	Paid-in	Retained	Comprehensive
	($0.01 par value)	at cost	Capital	Earnings	(Loss) Income	Equity
Balance at December 31, 2023	$394	$(699,327)	$906,334	$2,370,919	$(14,665)	$2,563,655
Net income	-	-	-	152,381	-	152,381
Share-based compensation	-	-	5,127	-	-	5,127
Issuance of 51,236 restricted share awards under long-term equity incentive plan, net of forfeitures	1	-	-	-	-	1
14,965 shares withheld to pay taxes on employees' equity awards	-	(6,059)	-	-	-	(6,059)
5,757 shares issued upon exercise of stock options	-	-	1,020	-	-	1,020
Other comprehensive loss, net of tax	-	-	-	-	(4,092)	(4,092)
Balance at March 31, 2024	$395	$(705,386)	$912,481	$2,523,300	$(18,757)	$2,712,033
Net income	-			150,723		150,723
Share-based compensation	-	-	4,632	-	-	4,632
Issuance of 2,022 restricted share awards under long-term equity incentive plan, net of forfeitures	1		-	-	-	1
Repurchase of 1,246,182 shares pursuant to 2022 and 2024 Repurchase Programs	-	(510,443)	-	-	-	(510,443)
10,269 shares issued upon exercise of stock options	-	-	2,204	-	-	2,204
Other comprehensive loss, net of tax	-	-	-	-	(1,836)	(1,836)
Balance at June 30, 2024	$396	$(1,215,829)	$919,317	$2,674,023	$(20,593)	$2,357,314

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

We believe the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to state fairly our financial position as of June 30, 2024, our results of operations and comprehensive income for the three and six months ended June 30, 2024 and 2023, and our cash flows for the six months ended June 30, 2024 and 2023. The condensed consolidated balance sheet at December 31, 2023 was derived from our audited financial statements, but does not include all disclosures required by GAAP.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures”. This standard amends Topic 280 to require all entities to disclose, on an annual and interim basis, significant segment expenses and an amount for other segment items by reportable segment. This standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We do not anticipate that this standard will affect our consolidated results of operations, financial position or cash flows and we are assessing the impact of adoption in our disclosures to the consolidated financial statements.

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

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present our revenues disaggregated by market (in thousands):

	Three Months Ended June 30,
	2024				2023
	Installation	Specialty Distribution	Eliminations	Total	Installation	Specialty Distribution	Eliminations	Total
Residential	$712,827	$237,604	$(66,331)	$884,100	$668,172	$227,254	$(56,667)	$838,759
Commercial/Industrial	138,156	355,222	(11,866)	481,512	140,883	347,234	(9,614)	478,503
Net sales	$850,983	$592,826	$(78,197)	$1,365,612	$809,055	$574,488	$(66,281)	$1,317,262

	Six Months Ended June 30,
	2024				2023
	Installation	Specialty Distribution	Eliminations	Total	Installation	Specialty Distribution	Eliminations	Total
Residential	$1,387,263	$454,001	$(122,321)	$1,718,943	$1,313,875	$451,579	$(108,056)	$1,657,398
Commercial/Industrial	262,463	684,619	(21,696)	925,386	262,270	681,283	(18,451)	925,102
Net sales	$1,649,726	$1,138,620	$(144,017)	$2,644,329	$1,576,145	$1,132,862	$(126,507)	$2,582,500

The following tables present our revenues disaggregated by product (in thousands):

	Three Months Ended June 30,
	2024				2023
	Installation	Specialty Distribution	Eliminations	Total	Installation	Specialty Distribution	Eliminations	Total
Insulation and accessories	$685,728	$525,242	$(68,758)	$1,142,212	$633,924	$513,162	$(57,599)	$1,089,487
Glass and windows	62,322	-	-	62,322	68,841	-	-	68,841
Gutters	30,371	49,052	(7,924)	71,499	29,401	44,088	(7,571)	65,918
All other	72,562	18,532	(1,515)	89,579	76,889	17,238	(1,111)	93,016
Net sales	$850,983	$592,826	$(78,197)	$1,365,612	$809,055	$574,488	$(66,281)	$1,317,262

	Six Months Ended June 30,
	2024				2023
	Installation	Specialty Distribution	Eliminations	Total	Installation	Specialty Distribution	Eliminations	Total
Insulation and accessories	$1,329,378	1,015,910	(126,267)	$2,219,021	$1,234,691	$1,015,964	$(109,572)	$2,141,083
Glass and windows	120,438	-	-	120,438	132,283	-	-	132,283
Gutters	58,339	89,368	(15,232)	132,475	57,679	83,931	(14,736)	126,874
All other	141,571	33,342	(2,518)	172,395	151,492	32,967	(2,199)	182,260
Net sales	$1,649,726	$1,138,620	$(144,017)	$2,644,329	$1,576,145	$1,132,862	$(126,507)	$2,582,500

The following table represents our contract assets and contract liabilities with customers, in thousands:

	Included in Line Item on	As of
		June 30,	December 31,
	Condensed Consolidated Balance Sheets	2024	2023
Contract Assets:
Receivables, unbilled	Receivables, net	$76,198	$64,882

Contract Liabilities:
Deferred revenue	Accrued liabilities	$15,981	$18,365

The aggregate amount remaining on uncompleted performance obligations was $385.8 million as of June 30, 2024. We expect to satisfy the performance obligations and recognize revenue on substantially all of these uncompleted contracts over the next 18 months.

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On certain of our long-term contracts, a percentage of the total project cost is withheld and not invoiced to the customer and collected until satisfactory completion of the customer’s project, typically within a year. This amount is referred to as retainage and is common practice in the construction industry. Retainage receivables are classified as a component of Receivables, net on our condensed consolidated balance sheets and were $77.0 million and $81.9 million as of June 30, 2024 and December 31, 2023, respectively.

4.  GOODWILL AND OTHER INTANGIBLES

We have two reporting units which are also our operating and reportable segments: Installation and Specialty Distribution. Both reporting units contain goodwill. Assets acquired and liabilities assumed are assigned to the applicable reporting unit based on whether the acquired assets and liabilities relate to the operations of such unit and determination of its fair value. Goodwill assigned to the reporting unit is the excess of the fair value of the acquired business over the fair value of the individual assets acquired and liabilities assumed for the reporting unit.

In the fourth quarter of 2023, we performed an annual assessment on our goodwill resulting in no impairment and there were no indicators of impairment for the six months ended June 30, 2024.

Changes in the carrying amount of goodwill for the six months ended June 30, 2024, by segment, were as follows, in thousands:

					Accumulated
	Gross Goodwill		FX Translation	Gross Goodwill	Impairment	Net Goodwill
	December 31, 2023	Additions	Adjustment	June 30, 2024	Losses	June 30, 2024
Goodwill, by segment:
Installation	$1,901,160	$44,573	$-	$1,945,733	$(762,021)	$1,183,712
Specialty Distribution	903,429	5,721	(2,074)	907,076	-	907,076
Total goodwill	$2,804,589	$50,294	$(2,074)	$2,852,809	$(762,021)	$2,090,788

See Note 11 – Business Combinations for goodwill recognized on acquisitions that occurred during the six months ended June 30, 2024.

Other intangible assets, net includes customer relationships, non-compete agreements, and trademarks / trade names. The following table sets forth our other intangible assets, in thousands:

	As of
	June 30, 2024	December 31, 2023
Gross definite-lived intangible assets	$854,873	$827,793
Accumulated amortization	(271,732)	(236,735)
Other intangible assets, net	$583,141	$591,058

The following table sets forth our amortization expense, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Amortization expense	$17,947	$17,211	$35,633	$34,107

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LONG-TERM DEBT

The following table reconciles the principal balances of our outstanding debt to our condensed consolidated balance sheets, in thousands:

	As of
	June 30, 2024	December 31, 2023
3.625% Senior Notes due 2029	$400,000	$400,000
4.125% Senior Notes due 2032	500,000	500,000
Term loan due 2026	510,000	532,500
Equipment notes	665	2,039
Unamortized debt issuance costs	(13,031)	(14,472)
Total debt, net of unamortized debt issuance costs	1,397,634	1,420,067
Less: current portion of long-term debt	45,665	47,039
Total long-term debt	$1,351,969	$1,373,028

The following table sets forth our remaining principal payments for our outstanding debt balances as of June 30, 2024, in thousands:

	2024	2025	2026	2027	2028	Thereafter	Total
3.625% Senior Notes	$-	$-	$-	$-	$-	$400,000	$400,000
4.125% Senior Notes	-	-	-	-	-	500,000	500,000
Term loan	22,500	48,750	438,750	-	-	-	510,000
Equipment notes	665	-	-	-	-	-	665
Total	$23,165	$48,750	$438,750	$-	$-	$900,000	$1,410,665

Credit Agreement

On July 26, 2023, we entered into Amendment No. 4 to our Credit Agreement, which provided for a new $550.0 million Term Facility Two, the proceeds of which were intended to be used, in part, to finance the acquisition of SPI, including the payment of related fees and expenses. On April 22, 2024, we agreed to a mutual termination of our previous agreement to acquire SPI. In connection with the termination of the SPI acquisition, the Company terminated the commitments with respect to its undrawn Term Facility Two which was provided pursuant to Amendment No. 4. All other terms of the Company’s Credit Agreement, as amended, remain in full force and effect.

The following table outlines the key terms of the Credit Agreement (dollars in thousands):

Senior secured term loan facility	$600,000

Revolving facility (a)	$500,000
Sublimit for issuance of letters of credit under revolving facility	$100,000
Sublimit for swingline loans under revolving facility	$35,000

Interest rate as of June 30, 2024	6.44%
Scheduled maturity date	10/7/2026
(a)	Use of the sublimits for the issuance of letters of credit and swingline loans reduces the availability under the revolving facility.

Interest expense on borrowings under the Credit Agreement is based on an applicable margin rate plus, at our option, either:

●	A base rate determined by reference to the highest of either (i) the federal funds rate plus 0.50 percent, (ii) BofA’s “prime rate,” and (iii) the SOFR rate for U.S. dollar deposits with a term of one month, plus 1.00 percent (Term Facility One); or
●	A SOFR rate determined by reference to the costs of funds for deposits in U.S. dollars for the interest period relevant to such borrowings, subject to a floor of 0%.

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following table summarizes our availability under the revolving facility, in thousands:

	As of
	June 30, 2024	December 31, 2023
Revolving facility	$500,000	$500,000
Less: standby letters of credit	(63,770)	(63,770)
Availability under revolving facility	$436,230	$436,230

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

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Equipment Notes

We did not issue equipment notes during the six months ended June 30, 2024. The balance of equipment notes, which were issued for the purpose of financing vehicles and equipment, was $0.7 million as of June 30, 2024. The Company’s equipment notes each have a five-year term maturing in 2024 and bear interest at fixed rates between 2.8% and 4.4%.

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

As of June 30, 2024
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

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Based on market trades of our 3.625% Senior Notes and our 4.125% Senior Notes close to June 30, 2024 (Level 1 fair value measurement), we estimate the fair value of each in the table below:

	As of June 30, 2024
	Fair Value	Gross Carrying Value
3.625% Senior Notes	$361,440	$400,000
4.125% Senior Notes	$441,450	$500,000

7.  SEGMENT INFORMATION

The following tables set forth our net sales and operating results by segment, in thousands:

	Three Months Ended June 30,
	2024	2023	2024	2023

	Net Sales		Operating Profit (c)
Operations by segment (a):
Installation	$850,983	$809,055	$170,718	$172,278
Specialty Distribution	592,826	574,488	89,373	85,980
Intercompany eliminations (b)	(78,197)	(66,281)	(12,840)	(11,198)
Total	$1,365,612	$1,317,262	247,251	247,060
General corporate expense, net (d)			(36,859)	(9,957)
Operating profit, as reported			210,392	237,103
Other expense, net			(7,218)	(13,953)
Income before income taxes			$203,174	$223,150

	Six Months Ended June 30,
	2024	2023	2024	2023

	Net Sales		Operating Profit (c)
Operations by segment (a):
Installation	$1,649,726	$1,576,145	$327,475	$319,176
Specialty Distribution	1,138,620	1,132,862	166,951	159,313
Intercompany eliminations (b)	(144,017)	(126,507)	(23,600)	(21,169)
Total	$2,644,329	$2,582,500	470,826	457,320
General corporate expense, net (d)			(45,926)	(20,786)
Operating profit, as reported			424,900	436,534
Other expense, net			(14,731)	(30,069)
Income before income taxes			$410,169	$406,465

(a)	All of our operations are located primarily in the U.S. and to a lesser extent Canada.
(b)	Intercompany net sales and operating profit resulted from sales made by Specialty Distribution to Installation which are eliminated in consolidation.
(c)	Segment operating profit includes an allocation of general corporate expenses attributable to the operating segments which is based on direct benefit or usage (such as salaries of corporate employees who directly support the segment).
(d)	General corporate expense, net includes expenses not specifically attributable to our segments for functions such as corporate human resources, finance, and legal, including salaries, benefits, and other related costs. In our second quarter of 2024, we incurred an acquisition termination fee of $23.0 million (see Note 12. Business Combinations).

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.  INCOME TAXES

Our effective tax rates were 25.8 percent and 26.1 percent for the three and six months ended June 30, 2024, respectively. The effective tax rates for the three and six months ended June 30, 2023, were 26.3 percent and 26.1 percent, respectively. The lower 2024 tax rate for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, was primarily related to state tax adjustments.

A tax expense of $2.1 million and $0.2 million related to share-based compensation was recognized in our condensed consolidated statements of operations as a discrete item in income tax expense for the six months ended June 30, 2024 and 2023, respectively.

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

Basic and diluted net income per share were computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (in thousands)	$150,723	$164,400	$303,104	$300,270

Weighted average number of common shares outstanding - basic	31,324,833	31,599,744	31,483,144	31,575,337

Dilutive effect of common stock equivalents:
RSAs with service-based conditions	34,973	25,052	38,083	23,848
RSAs with market-based conditions	61,856	20,039	61,491	22,450
RSAs with performance-based conditions	10,885	1,974	17,474	15,503
Stock options	91,516	84,998	93,332	85,522

Weighted average number of common shares outstanding - diluted	31,524,063	31,731,807	31,693,524	31,722,660

Basic net income per common share	$4.81	$5.20	$9.63	$9.51

Diluted net income per common share	$4.78	$5.18	$9.56	$9.47

The following table summarizes shares excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Anti-dilutive common stock equivalents:
RSAs with service-based conditions	-	-	-	5,582
RSAs with market-based conditions	-	-	-	4,467
RSAs with performance-based conditions	-	-	-	-
Stock options	-	14,801	-	18,541
Total anti-dilutive common stock equivalents	-	14,801	-	28,590

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. SHARE-BASED COMPENSATION

Eligible employees participate in the 2015 LTIP, which authorizes the Board to grant stock options, stock appreciation rights, restricted shares, restricted share units, performance awards, and dividend equivalents. All grants are made by issuing new shares and no more than 4.0 million shares of common stock may be issued under the 2015 LTIP. As of June 30, 2024, we had 1.7 million shares remaining available for issuance under the 2015 LTIP.

Share-based compensation expense is included in selling, general, and administrative expense. The income tax effect associated with share-based compensation awards is included in income tax expense.

The following table presents share-based compensation amounts recognized in our condensed consolidated statements of operations, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Share-based compensation expense	$4,632	$3,751	$9,759	$6,886
Income tax expense	$(98)	$(180)	$(2,107)	$(225)

The following table presents a summary of our share-based compensation activity for the six months ended June 30, 2024, in thousands, except per share amounts:

	RSAs		Stock Options
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance December 31, 2023	195.5	$223.49	128.7	$36.65	$98.58	$35,462.8
Granted	45.0	$419.27	—	$—	$—	—
Converted/Exercised	(52.6)	$229.41	(16.0)	$82.64	$201.27	$3,312.8
Forfeited/Expired	(2.7)	$281.40	—	$—	$—	—
Balance June 30, 2024	185.2	$268.77	112.7	$30.10	$83.97	$33,930.3

Exercisable June 30, 2024 (a)			112.7	$30.10	$83.97	$33,930.3
(a)	The weighted average remaining contractual term for vested stock options is approximately 4.7 years.

We have unrecognized share-based compensation expense related to unvested awards as shown in the following table, dollars in thousands:

	As of June 30, 2024
	Unrecognized Compensation Expense on Unvested Awards	Weighted Average Remaining Compensation Expense Period
RSAs	$27,675	1.1
Stock options	—	—
Total unrecognized compensation expense related to unvested awards	$27,675

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our RSAs with performance-based conditions are evaluated on a quarterly basis with adjustments to compensation expense based on the likelihood of the performance target being achieved or exceeded. The following table shows the range of payouts and the related expense for our outstanding RSAs with performance-based conditions, in thousands:

		Payout Ranges and Related Expense
RSAs with Performance-Based Conditions	Grant Date Fair Value	0%	25%	100%	200%
February 15, 2022	$2,978	$-	$745	$2,978	$5,956
February 21, 2023	$4,037	$-	$1,009	$4,037	$8,074
February 21, 2024	$4,824	$-	$1,206	$4,824	$9,648

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

11. SHARE REPURCHASE PROGRAM

On July 25, 2022, our Board authorized the 2022 Repurchase Program, pursuant to which the Company may purchase up to $200 million of our common stock. During the second quarter of 2024, the Company utilized the remaining amount authorized under the program of $154.4 million. We repurchased a total of 677,657 shares of our common stock under the 2022 Repurchase Program at an average price of $295.13.

On May 3, 2024, our Board authorized the 2024 Repurchase Program, pursuant to which the Company may purchase up to $1.0 billion of our common stock. Share repurchases may be executed through various means including open market purchases, privately negotiated transactions, accelerated share repurchase transactions, or other available means.  The 2024 Repurchase Program does not obligate the Company to purchase any shares and has no expiration date.  Authorization for the 2024 Repurchase Program may be terminated, increased, or decreased by the Board at its discretion at any time. During the second quarter, the Company began repurchasing shares and, as of June 30, 2024, the Company has $649.2 million remaining under the 2024 Share Repurchase Program.

Effective January 1, 2023, the Inflation Reduction Act of 2022 mandated a 1% excise tax on all share repurchases. Excise tax obligations that result from our share repurchases are included in the cost of treasury stock. As of June 30, 2024, the Company had an estimated excise tax liability of $5.2 million for stock repurchases during the three months ended June 30, 2024, which is included in “Accrued liabilities” in our Condensed Consolidated Balance Sheet.

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth our share repurchases under the share repurchases programs in 2024. No shares were repurchased during 2023.

Three and Six Months Ended
June 30, 2024
Number of shares repurchased	1,246,182
Share repurchase cost (in thousands) (a)	$510,443

(a)	Includes $5.2 million of excise taxes

12. BUSINESS COMBINATIONS

Acquiring businesses is a key part of our ongoing strategy to grow our company and expand our offerings. Each acquisition has been accounted for as a business combination under ASC 805, “Business Combinations.” Acquisition related costs were $26.3 million and $26.8 million in the three and six months ended June 30, 2024, respectively, which includes $23.0 million paid in the second quarter in connection with the mutual termination of our previous agreement to acquire SPI. Acquisition related costs were $1.1 million and $2.8 million for the three and six months ended June 30, 2023, respectively. Acquisition related costs are included in selling, general, and administrative expense in our condensed consolidated statements of operations.

On February 15, 2024, we acquired the assets of the residential and light commercial insulation business Brabble. This installation acquisition enhanced our presence in North Carolina. The purchase price of $5.4 million was funded by cash on hand and we recognized $3.0 million of goodwill in connection with this acquisition.

On March 1, 2024, we acquired the assets of the residential insulation business Morris Black. This installation acquisition enhanced our presence in Pennsylvania. The purchase price of $3.6 million was funded by cash on hand and we recognized $2.1 million of goodwill in connection with this acquisition.

On March 1, 2024, we acquired the assets of the customized insulation products and accessories business PCI. This specialty distribution acquisition has a national customer base focused on the domestic pest control industry. The purchase price of $13.8 million was funded by cash on hand and we recognized $5.7 million of goodwill in connection with this acquisition.

On April 18, 2024, we acquired the assets of the residential and light commercial insulation business Green Space. This installation acquisition enhanced our presence in Missouri and neighboring states. The purchase price of approximately $4.3 million was funded by cash on hand and we recognized $2.6 million of goodwill in connection with this acquisition.

On May 16, 2024, we acquired the assets of the residential and light commercial insulation business Insulation Works. This installation acquisition enhanced our presence in Arkansas and extended our expertise to the agricultural business. The purchase price of approximately $25.2 million was funded by cash on hand and we recognized $14.3 million of goodwill in connection with this acquisition.

On May 31, 2024, we acquired the assets of the residential and light commercial insulation business Texas Insulation. This installation acquisition enhanced our presence in Texas. The purchase price of approximately $35.9 million was funded by cash on hand and we recognized $22.7 million of goodwill in connection with this acquisition.

The estimate of acquired customer relationships related to our 2024 acquisitions was $29.2 million and the weighted average useful life is 12 years.

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

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the six months ended June 30, 2023, we acquired SRI. The purchase price of $45.3 was funded by cash on hand and we recognized goodwill of $23.1 million in connection with this acquisition.

Goodwill to be recognized in connection with acquisitions is attributable to the synergies expected to be realized and improvements in the businesses after the acquisitions. Primarily all of the $50.3 million and $23.1 million of goodwill recorded from acquisitions completed in the six months ended June 30, 2024 and 2023, respectively, is expected to be deductible for income tax purposes.

13.  ACCRUED LIABILITIES

The following table sets forth the components of accrued liabilities, in thousands:

	As of
	June 30, 2024	December 31, 2023
Accrued liabilities:
Salaries, wages, and bonus/commissions	$62,862	$67,471
Insurance liabilities	31,417	29,920
Sales, property, and excise taxes	21,206	17,002
Deferred revenue	15,981	18,365
Customer rebates	12,306	17,326
Interest payable on long-term debt	12,138	12,139
Other	20,843	24,994
Total accrued liabilities	$176,753	$187,217

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

We operate in two segments: Installation and Specialty Distribution. Our Installation segment installs insulation and other building products nationwide. As of June 30, 2024, we had approximately 250 Installation branches located across the United States. We install various insulation applications, including fiberglass batts and rolls, blown-in loose fill fiberglass, polyurethane spray foam, and blown-in loose fill cellulose. Additionally, we install other building products including glass and windows, rain gutters, garage doors, closet shelving, and fireplaces, among other items. We handle every stage of the installation process, including material procurement supplied by leading manufacturers, project scheduling and logistics, multi-phase professional installation, and installation quality assurance.

Our Specialty Distribution segment distributes building and mechanical insulation, insulation accessories, rain gutters, and other building product materials for the residential and commercial/industrial end markets. As of June 30, 2024, we had approximately 150 distribution centers located across the United States and 18 distribution centers in Canada. Our Specialty Distribution customer base consists of thousands of insulation contractors of all sizes serving a wide variety of residential and commercial/industrial industries, gutter contractors, weatherization contractors, other contractors, dealers, metal building erectors, and modular home builders.

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

SECOND QUARTER 2024 VERSUS SECOND QUARTER 2023

The following table sets forth our net sales, gross profit, operating profit, and margins, as reported in our condensed consolidated statements of operations, in thousands:

	Three Months Ended June 30,
	2024	2023
Net sales	$1,365,612	$1,317,262
Cost of sales	941,690	895,462
Cost of sales ratio	69.0%	68.0%

Gross profit	423,922	421,800
Gross profit margin	31.0%	32.0%

Selling, general, and administrative expense	213,530	184,697
Selling, general, and administrative expense to sales ratio	15.6%	14.0%

Operating profit	210,392	237,103
Operating profit margin	15.4%	18.0%

Other expense, net	(7,218)	(13,953)
Income tax expense	(52,451)	(58,750)
Net income	$150,723	$164,400
Net margin	11.0%	12.5%

Sales and Operations

Net sales increased 3.7% for the three months ended June 30, 2024, from the comparable period of 2023. The increase was primarily driven by a 2.9% increase in sales from acquisitions and a 1.3% impact from higher selling prices, partially offset by a decline of 0.6% driven by the disposition of a non-core business.

Gross profit margins were 31.0% and 32.0% for the three months ended June 30, 2024 and 2023, respectively. The decline in gross profit margin is primarily due to higher material costs and lower benefit of sales mix compared to the same quarter of the prior year.

Selling, general, and administrative expenses as a percentage of sales were 15.6% and 14.0% for the three months ended June 30, 2024 and 2023, respectively. Selling, general, and administrative expenses as a percentage of sales were higher due to a $23.0 million fee paid to terminate our previous agreement to acquire SPI.

Operating margins were 15.4% and 18.0% for the three months ended June 30, 2024 and 2023, respectively. The decrease in operating margins was due to higher material costs and increased selling, general, and administrative expenses from a $23.0 million fee paid to terminate our previous agreement to acquire SPI.

Business Segment Results

The following table sets forth our net sales and operating profit margins by business segment, in thousands:

	Three Months Ended June 30,
	2024	2023	Percent Change
Net sales by business segment:
Installation	$850,983	$809,055	5.2%
Specialty Distribution	592,826	574,488	3.2%
Intercompany eliminations	(78,197)	(66,281)
Net sales	$1,365,612	$1,317,262	3.7%

Operating profit by business segment:
Installation	$170,718	$172,278	(0.9)%
Specialty Distribution	89,373	85,980	3.9%
Intercompany eliminations	(12,840)	(11,198)
Operating profit before general corporate expense	247,251	247,060	0.1%
General corporate expense, net	(36,859)	(9,957)
Operating profit	$210,392	$237,103	(11.3)%

Operating profit margins:
Installation	20.1%	21.3%
Specialty Distribution	15.1%	15.0%
Operating profit margin before general corporate expense	18.1%	18.8%
Operating profit margin	15.4%	18.0%

Installation

Sales

Sales in our Installation segment increased $41.9 million, or 5.2%, for the three months ended June 30, 2024, as compared to the same period in 2023. Sales increased 3.8% from acquisitions, 1.3% from higher selling prices, and 1.0% due to higher sales volume, partially offset by a decline of 0.9% driven by the disposition of a non-core business.

Operating margins

Operating margins in our Installation segment were 20.1% and 21.3% for the three months ended June 30, 2024 and 2023, respectively. The decline in operating margin was driven by higher material costs and lower benefit of sales mix which was partially offset by higher selling prices and higher sales volume as well as productivity initiatives.

Specialty Distribution

Sales

Sales in our Specialty Distribution segment increased $18.3 million, or 3.2%, for the three months ended June 30, 2024, as compared to the same period in 2023. Sales increased 1.3% from acquisitions, 1.3% from higher selling prices, and 0.6% due to higher sales volume.

Operating margins

Operating margins in our Specialty Distribution segment were 15.1% and 15.0% for the three months ended June 30, 2024 and 2023, respectively.  The increase in operating margin was driven by productivity initiatives and higher selling prices partially offset by higher material costs.

OTHER ITEMS

Other expense, net

Other expense, net, decreased to $7.2 million from $14.0 million in the three months ended June 30, 2024 and 2023, respectively. The decrease was driven by $5.7 million higher interest income due to a higher average cash balance maintained during the quarter while interest and other expense remained relatively flat compared to the prior period.

Income tax expense

Income tax expense was $52.4 million, an effective tax rate of 25.8 percent, for the three months ended June 30, 2024, compared to $58.8 million, an effective tax rate of 26.3 percent, for the comparable period in 2023. The tax rate for the three months ended June 30, 2024 was lower primarily related to a decrease in tax expense related to state tax adjustments.

FIRST SIX MONTHS 2024 VERSUS FIRST SIX MONTHS 2023

The following table sets forth our net sales, gross profit, operating profit, and margins, as reported in our condensed consolidated statements of operations, in thousands:

	Six Months Ended June 30,
	2024	2023
Net sales	$2,644,329	$2,582,500
Cost of sales	1,833,257	1,790,485
Cost of sales ratio	69.3%	69.3%

Gross profit	811,072	792,015
Gross profit margin	30.7%	30.7%

Selling, general, and administrative expense	386,172	355,481
Selling, general, and administrative expense to sales ratio	14.6%	13.8%

Operating profit	424,900	436,534
Operating profit margin	16.1%	16.9%

Other expense, net	(14,731)	(30,069)
Income tax expense	(107,065)	(106,195)
Net income	$303,104	$300,270
Net margin	11.5%	11.6%

Sales and Operations

Net sales increased 2.4% for the six months ended June 30, 2024, from the comparable period in 2023. The increase was primarily driven by a 2.6% increase in sales from acquisitions and a 1.3% impact from higher selling prices, partially offset by a 1.0% decline in sales volume and a decline of 0.5% driven by the disposition of a non-core business.

Gross profit margins were 30.7% for the six months ended June 30, 2024 and 2023. Gross profit margins were relatively flat to the prior year period due to the favorable impact of productivity initiatives and higher selling prices which partially offset material cost increases.

Selling, general, and administrative expenses as a percentage of sales were 14.6% and 13.8% for the six months ended June 30, 2024 and 2023, respectively. Selling, general, and administrative expenses as a percentage of sales were higher due to a $23.0 million fee paid to terminate our previous agreement to acquire SPI.

Operating margins were 16.1% and 16.9% for the six months ended June 30, 2024 and 2023, respectively. The slight decline in operating margins was due higher material costs and increased selling, general, and administrative expenses from a $23.0 million fee paid to terminate our previous agreement to acquire SPI. These impacts were partially offset by productivity initiatives and higher selling prices.

Business Segment Results

The following table sets forth our net sales and operating profit margins by business segment, in thousands:

	Six Months Ended June 30,
	2024	2023	Percent Change
Net sales by business segment:
Installation	$1,649,726	$1,576,145	4.7%
Specialty Distribution	1,138,620	1,132,862	0.5%
Intercompany eliminations	(144,017)	(126,507)
Net sales	$2,644,329	$2,582,500	2.4%

Operating profit by business segment:
Installation	$327,475	$319,176	2.6%
Specialty Distribution	166,951	159,313	4.8%
Intercompany eliminations	(23,600)	(21,169)
Operating profit before general corporate expense	470,826	457,320	3.0%
General corporate expense, net	(45,926)	(20,786)
Operating profit	$424,900	$436,534	(2.7)%

Operating profit margins:
Installation	19.9%	20.3%
Specialty Distribution	14.7%	14.1%
Operating profit margin before general corporate expense	17.8%	17.7%
Operating profit margin	16.1%	16.9%

Installation

Sales

Sales in our Installation segment increased $73.6 million, or 4.7%, for the six months ended June 30, 2024, as compared to the same period in 2023. Sales increased 3.7% from acquisitions, 1.2% from higher selling prices, and 0.7% due to higher sales volume, partially offset by a decline of 0.9% driven by the disposition of a non-core business.

Operating margins

Operating margins in our Installation segment were 19.9% and 20.3% for the six months ended June 30, 2024 and 2023, respectively. The decline in operating margin was driven by higher material costs and change in sales mix which was partially offset by higher selling prices and higher sales volume as well as productivity initiatives.

Specialty Distribution

Sales

Sales in our Specialty Distribution segment increased $5.8 million, or 0.5%, for the six months ended June 30, 2024, as compared to same period in 2023. Sales increased 1.4% from higher selling prices and 0.9% from acquisitions, partially offset by a decline of 1.8% in sales volume.

Operating margins

Operating margins in our Specialty Distribution segment were 14.7% and 14.1% for the six months ended June 30, 2024 and 2023, respectively. The increase in operating margin was driven by productivity initiatives and higher selling prices partially offset by higher material costs.

OTHER ITEMS

Other expense, net

Other expense, net, decreased to $14.7 million for the six months ended June 30, 2024 from $30.1 million in the six months ended June 30, 2023. The decrease was driven by $14.6 million higher interest income due to a higher average cash balance maintained during the period. This was partially offset by higher interest expense of $0.8 million for the six months ended June 30, 2024 due to higher interest rates on borrowings under the Credit Agreement compared to the same period in 2023.

Income tax expense

Income tax expense was $107.1 million, an effective tax rate of 26.1 percent, for the six months ended June 30, 2024 compared to $106.2 million, an effective tax rate of 26.1 percent, for the comparable period in 2023. The tax rate for six months ended June 30, 2024, was relatively flat driven by an increase in tax expense related to share-based compensation, partially offset by a decrease in tax expense related to state tax adjustments.

Cash Flows and Liquidity

Significant sources (uses) of cash and cash equivalents are summarized for the periods indicated, in thousands:

	Six Months Ended June 30,
	2024	2023
Changes in cash and cash equivalents:
Net cash provided by operating activities	$269,128	$385,797
Net cash used in investing activities	(121,947)	(75,838)
Net cash used in financing activities	(531,949)	(23,982)
Impact of exchange rate changes on cash	(576)	281
Net (decrease) increase in cash and cash equivalents	$(385,344)	$286,258

Net cash flows provided by operating activities decreased $116.7 million for the six months ended June 30, 2024, as compared to the prior year period.  Net income of $303.1 million was essentially flat to the prior year period, even considering the $23.0 million fee paid to terminate our previous agreement to acquire SPI, while operating profit declined by $11.6 million primarily due material cost increases. We also incurred increases in working capital accounts, leading to more cashed used in operations.

Net cash used in investing activities was $121.9 million for the six months ended June 30, 2024, primarily composed of $88.1 million for our acquisitions and $36.0 million for purchases of property and equipment, mainly vehicles, partially offset by $2.2 million proceeds received from the sale of assets. Net cash used in investing activities was $75.8 million for the six months ended June 30, 2023, primarily composed of $45.9 million for our acquisition and $30.7 million for purchases of property and equipment, mainly vehicles and equipment.

Net cash used in financing activities was $531.9 million for the six months ended June 30, 2024. During the six months ended June 30, 2024, we used $505.2 million to repurchase shares of our common stock under the 2022 and 2024 Repurchase Programs, $23.9 million for debt repayments and incurred $2.8 million net cash outflow related to exercise of share-based incentive awards and stock options. Net cash used in financing activities was $24.0 million for the six months ended June 30, 2023. During the six months ended June 30, 2023, we used $18.8 million for debt repayments, and incurred $4.9 million net cash outflow related to exercise of share-based incentive awards and stock options.

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

The following table summarizes our liquidity, in thousands:

	As of
	June 30,	December 31,
	2024	2023
Cash and cash equivalents (a)	$463,221	$848,565

Revolving facility	500,000	500,000
Less: standby letters of credit	(63,770)	(63,770)
Availability under Revolving facility	436,230	436,230

Total liquidity	$899,451	$1,284,795
(a)	Our cash and cash equivalents consist of AAA-rated money market funds as well as cash held in our demand deposit accounts.

We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to support our ongoing operations and known contractual obligations including funding our debt service requirements, capital expenditures, lease obligations and working capital needs for at least the next twelve months. We also have adequate liquidity to maintain off-balance sheet arrangements for short-term leases, letters of credit, and performance and license bonds. Information regarding our outstanding bonds as of June 30, 2024, is incorporated by reference from Note 13 – Other Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

OUTLOOK

Residential New Construction

Home builders continue to report improving demand resulting in single-family housing starts that improved in the first quarter in comparison to the prior year. Multifamily construction activity also remains strong but starts have slowed, in comparison to the prior year. While there is a strong backlog of multi-family units that need to be completed, we do expect multifamily activity to continue to decline as we move towards 2025. Single-family housing is a larger proportion of the overall housing market as well as a larger proportion of our business. Overall, despite uncertainty around the economy and the impact of higher interest rates, we remain optimistic about the long-term fundamentals of the U.S. housing market, supported by a limited supply of both new and existing homes, favorable demographic trends, and increasing household formations.

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

OFF-BALANCE SHEET ARRANGEMENTS

We had no material off-balance sheet arrangements during the three months ended June 30, 2024, other than short-term leases, letters of credit, and performance and license bonds, which have been disclosed in Part 1, Item 1 of this Quarterly report.

We occasionally use performance bonds to ensure completion of our work on certain larger customer contracts that can span multiple accounting periods. Performance bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. We also have bonds outstanding for license and insurance.

The following table summarizes our outstanding performance, licensing, insurance, and other bonds, in thousands:

	As of
	June 30, 2024	December 31, 2023
Outstanding bonds:
Performance bonds	$155,900	$145,982
Licensing, insurance, and other bonds	28,370	27,415
Total bonds	$184,270	$173,397

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

APPLICATION OF NEW ACCOUNTING STANDARDS

Information regarding the application of new accounting standards is incorporated by reference from Note 2 – Accounting Policies to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have a Term Loan outstanding with a principal balance of $510 million and a revolving facility with an aggregate borrowing capacity of $500.0 million. We also have outstanding 3.625% Senior Notes with an aggregate principal balance of $400.0 million and 4.125% Senior Notes with an aggregate principal balance of $500.0 million. The 3.625% Senior Notes and 4.125% Senior Notes bear a fixed rate of interest and therefore are excluded from the calculation below as they are not subject to fluctuations in interest rates.

Interest payable on both the aggregate Term Loan and Revolving Facility is based on a variable interest rate. As a result, we are exposed to market risks related to fluctuations in interest rates on this outstanding indebtedness. As of June 30, 2024, the applicable interest rate as of such date was 6.44%. Based on our outstanding borrowings as of June 30, 2024, a 100-basis point increase in the interest rate would result in a $4.9 million increase in our annualized interest expense. There was no outstanding balance under the Revolving Facility as of June 30, 2024.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the most recent fiscal quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding the repurchase of our common stock for the three months ended June 30, 2024, in thousands, except share and per share data:

Period	Total Number of Shares Purchased	Average Price Paid per Common Share (b)	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2024 - April 30, 2024	-	$-	-	$154,406
May 1, 2024 - May 31, 2024 (a)	522,778	$409.87	522,778	$940,133
June 1, 2024 - June 30, 2024	723,404	$402.22	723,404	$649,165
Total	1,246,182	$405.43	1,246,182

(a)	On May 3, 2024, the Board authorized the 2024 Share Repurchase Program. See Note 11 – Share Repurchase Program for further discussion.
(b)	These amounts exclude the 1% excise tax mandated by the Inflation Reduction Act on share repurchases.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

Item 5.  OTHER INFORMATION

During the quarter ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408 of Regulation S-K).

Item 6. EXHIBITS

The Exhibits listed on the accompanying Index to Exhibits are filed or furnished (as noted on such Index) as part of this Quarterly Report and incorporated herein by reference.

INDEX TO EXHIBITS

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Title	Form	Exhibit	Filing Date	Herewith
14.1	TopBuild Corp. Code of Business Ethics	8-K	14.1	8/2/2024

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1‡	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2‡	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

‡Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOPBUILD CORP.

By:	/s/ Madeline Otero
Name:	Madeline Otero
Title:	Vice President and Chief Accounting Officer
(Principal Accounting Officer)

August 6, 2024