Form 10-Q
period 2024-09-30
TopBuild Corp
filed 2024-11-05
CIK 1633931

UNITED STATES

SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period September 30, 2024

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

The registrant had outstanding 29,502,560 shares of Common Stock, par value $0.01 per share as of October 29, 2024.

TOPBUILD CORP.

GLOSSARY

We use acronyms, abbreviations, and other defined terms throughout this Quarterly Report, which are defined in the glossary below:

Term	Definition
3.625% Senior Notes	TopBuild's 3.625% senior unsecured notes issued March 15, 2021 and due March 15, 2029
4.125% Senior Notes	TopBuild's 4.125% senior unsecured notes issued October 14, 2021 and due February 15, 2032
2015 LTIP	2015 Long-Term Incentive Program authorizes the Board to grant stock options, stock appreciation rights, restricted shares, restricted share units, performance awards, and dividend equivalents
2022 Repurchase Program	$200 million share repurchase program authorized by the Board on July 25, 2022
2024 Repurchase Program	$1 billion share repurchase program authorized by the Board on May 3, 2024
Amendment No. 4	Amendment No. 4 to the Credit Agreement dated July 26, 2023
Annual Report	Annual report filed with the SEC on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Best	Best Insulation Holdings LLC
Billings	Billings Insulation Service, Inc.
Board	Board of Directors of TopBuild
BofA	Bank of America, N.A.
Brabble	Brabble Insulation, Inc.
CODM	Chief Operating Decision Maker
Credit Agreement	Amended and Restated Credit Agreement, dated March 20, 2020, among TopBuild, BofA as administrative agent, and the other lenders and agents party thereto
Current Report	Current report filed with the SEC on Form 8-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
EBITDA	Earnings before interest, taxes, depreciation, and amortization
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Green Space	Nate’s Insulation, LLC d/b/a Green Space Insulation
GAAP	Generally accepted accounting principles in the United States of America
Insulation Works	Insulation Works, Inc.
Lenders	Bank of America, N.A., together with the other lenders party to "Credit Agreement"
Morris Black	Morris Black & Sons, Inc.
Net Leverage Ratio	As defined in the “Credit Agreement,” the ratio of outstanding indebtedness, less up to $100 million of unrestricted cash, to EBITDA
NYSE	New York Stock Exchange
PCI	Pest Control Insulation, LLC
Quarterly Report	Quarterly report filed with the SEC on Form 10-Q pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Rocky Mountain	Rocky Mountain Spray Foam & Waterproofing, LLC
ROU	Right of use (asset), as defined in ASC 842
RSA	Restricted stock award
SEC	United States Securities and Exchange Commission
Secured Leverage Ratio	As defined in the “Credit Agreement,” the ratio of outstanding indebtedness, including letters of credit, to EBITDA
SOFR	Secured overnight financing rate
SPI	SPI LLC d/b/a Specialty Products & Insulation
SRI	SRI Holdings, LLC
Term Loan	TopBuild's secured borrowings under the "Credit Agreement" due October 7, 2026
Term Facility Two	$550 million delayed draw term loan intended to be used to fund the acquisition of SPI and was terminated in the second quarter of 2024
Texas Insulation	EOAKIS, LLC, d/b/a Texas Insulation
TopBuild	TopBuild Corp. and its wholly-owned consolidated domestic subsidiaries

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TOPBUILD CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands except share data)

	As of
	September 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$257,342	$848,565
Receivables, net of an allowance for credit losses of $21,829 at September 30, 2024, and $23,948 at December 31, 2023	827,776	799,009
Inventories	392,208	364,731
Prepaid expenses and other current assets	43,813	36,939
Total current assets	1,521,139	2,049,244

Right of use assets	189,141	204,629
Property and equipment, net	270,022	264,487
Goodwill	2,092,315	2,042,568
Other intangible assets, net	565,440	591,058
Other assets	12,460	10,865
Total assets	$4,650,517	$5,162,851

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$461,478	$469,585
Current portion of long-term debt	45,137	47,039
Accrued liabilities	180,382	187,217
Short-term operating lease liabilities	67,509	65,780
Short-term finance lease liabilities	1,634	1,917
Total current liabilities	756,140	771,538

Long-term debt	1,341,439	1,373,028
Deferred tax liabilities, net	243,176	243,930
Long-term portion of insurance reserves	60,799	58,783
Long-term operating lease liabilities	130,299	146,213
Long-term finance lease liabilities	2,961	4,150
Other liabilities	1,434	1,554
Total liabilities	2,536,248	2,599,196

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value: 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.01 par value: 250,000,000 shares authorized; 39,557,215 shares issued and 29,505,185 outstanding at September 30, 2024, and 39,492,037 shares issued and 31,776,039 outstanding at December 31, 2023	396	394
Treasury stock, 10,052,030 shares at September 30, 2024, and 7,715,998 shares at December 31, 2023, at cost	(1,633,943)	(699,327)
Additional paid-in capital	922,963	906,334
Retained earnings	2,842,983	2,370,919
Accumulated other comprehensive loss	(18,130)	(14,665)
Total equity	2,114,269	2,563,655
Total liabilities and equity	$4,650,517	$5,162,851

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands except share and per common share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	$1,373,268	$1,326,120	$4,017,597	$3,908,620
Cost of sales	951,455	905,430	2,784,712	2,695,916
Gross profit	421,813	420,690	1,232,885	1,212,704

Selling, general, and administrative expense	177,820	183,198	563,992	538,679
Operating profit	243,993	237,492	668,893	674,025

Other income (expense), net:
Interest expense	(18,449)	(18,830)	(55,811)	(55,427)
Other, net	2,355	6,015	24,987	12,542
Other expense, net	(16,094)	(12,815)	(30,824)	(42,885)
Income before income taxes	227,899	224,677	638,069	631,140

Income tax expense	(58,939)	(57,075)	(166,005)	(163,270)
Net income	$168,960	$167,602	$472,064	$467,870

Net income per common share:
Basic	$5.68	$5.30	$15.28	$14.81
Diluted	$5.65	$5.27	$15.19	$14.74

Weighted average shares outstanding:
Basic	29,751,713	31,615,110	30,901,788	31,588,740
Diluted	29,925,400	31,788,812	31,083,857	31,744,856

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$168,960	$167,602	$472,064	$467,870
Other comprehensive income (loss):
Foreign currency translation adjustment	2,463	(3,008)	(3,464)	3,029
Comprehensive income	$171,423	$164,594	$468,600	$470,899

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2024	2023
Cash Flows Provided by (Used in) Operating Activities:
Net income	$472,064	$467,870
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	104,777	98,216
Share-based compensation	13,405	11,080
Loss on sale of assets	672	2,733
Amortization of debt issuance costs	2,161	2,161
Provision for bad debt expense	13,730	7,380
Provision for inventory obsolescence	6,713	3,617
Change in certain assets and liabilities, net of effects of businesses acquired:
Receivables, net	(30,294)	(52,482)
Inventories	(30,916)	82,960
Prepaid expenses and other current assets	(6,849)	(3,267)
Accounts payable	(17,441)	(21,361)
Accrued liabilities	(15,695)	(9,027)
Other, net	(2,529)	(1,402)
Net cash provided by operating activities	509,798	588,478

Cash Flows Provided by (Used in) Investing Activities:
Purchases of property and equipment	(56,794)	(48,076)
Acquisition of businesses, net of cash acquired	(88,460)	(147,614)
Proceeds from sale of assets	2,336	14,674
Net cash used in investing activities	(142,918)	(181,016)

Cash Flows Provided by (Used in) Financing Activities:
Repayment of long-term debt	(35,651)	(27,711)
Taxes withheld and paid on employees' equity awards	(6,088)	(6,350)
Exercise of stock options	3,224	2,489
Repurchase of shares of common stock	(919,186)	—
Payment of contingent consideration	—	(300)
Net cash used in financing activities	(957,701)	(31,872)
Impact of exchange rate changes on cash	(402)	(47)
Net (decrease) increase in cash and cash equivalents	(591,223)	375,543
Cash and cash equivalents - Beginning of period	848,565	240,069
Cash and cash equivalents - End of period	$257,342	$615,612

Supplemental disclosure of noncash activities:
Leased assets obtained in exchange for new operating lease liabilities	$35,718	$45,525
Accruals for property and equipment	227	305
Excise taxes capitalized to treasury stock	9,342	—

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

(In thousands except share data)

					Accumulated
	Common	Treasury	Additional		Other
	Stock	Stock	Paid-in	Retained	Comprehensive
	($0.01 par value)	at cost	Capital	Earnings	(Loss) Income	Equity
Balance at December 31, 2022	$393	$(692,799)	$887,367	$1,756,665	$(21,920)	$1,929,706
Net income	-	-	-	135,870	-	135,870
Share-based compensation	-	-	3,135	-	-	3,135
Issuance of 95,012 restricted share awards under long-term equity incentive plan	2	-	-	-	-	2
32,594 shares withheld to pay taxes on employees' equity awards	-	(6,350)	-	-	-	(6,350)
28,840 shares issued upon exercise of stock options	-	-	1,028	-	-	1,028
Other comprehensive income, net of tax	-	-	-	-	1,753	1,753
Balance at March 31, 2023	$395	$(699,149)	$891,530	$1,892,535	$(20,167)	$2,065,144
Net income	-	-	-	164,400	-	164,400
Share-based compensation	-	-	3,751	-	-	3,751
Issuance of 18,768 restricted share awards under long-term equity incentive plan	-	-	-	-	-	-
4,762 shares issued upon exercise of stock options	-	-	468	-	-	468
Other comprehensive income, net of tax	-	-	-	-	4,283	4,283
Balance at June 30, 2023	$395	$(699,149)	$895,749	$2,056,935	$(15,884)	$2,238,046
Net income	-	-	-	167,602	-	167,602
Share-based compensation	-	-	4,194	-	-	4,194
17,409 shares issued upon exercise of stock options	-	-	993	-	-	993
Other comprehensive loss, net of tax	-	-	-	-	(3,008)	(3,008)
Balance at September 30, 2023	$395	$(699,149)	$900,936	$2,224,537	$(18,892)	$2,407,827

					Accumulated
	Common	Treasury	Additional		Other
	Stock	Stock	Paid-in	Retained	Comprehensive
	($0.01 par value)	at cost	Capital	Earnings	(Loss) Income	Equity
Balance at December 31, 2023	$394	$(699,327)	$906,334	$2,370,919	$(14,665)	$2,563,655
Net income	-	-	-	152,381	-	152,381
Share-based compensation	-	-	5,127	-	-	5,127
Issuance of 51,236 restricted share awards under long-term equity incentive plan, net of forfeitures	1	-	-	-	-	1
14,965 shares withheld to pay taxes on employees' equity awards	-	(6,059)	-	-	-	(6,059)
5,757 shares issued upon exercise of stock options	-	-	1,020	-	-	1,020
Other comprehensive loss, net of tax	-	-	-	-	(4,092)	(4,092)
Balance at March 31, 2024	$395	$(705,386)	$912,481	$2,523,300	$(18,757)	$2,712,033
Net income	-			150,723		150,723
Share-based compensation	-	-	4,632	-	-	4,632
Issuance of 2,022 restricted share awards under long-term equity incentive plan, net of forfeitures	1		-	-	-	1
Repurchase of 1,246,182 shares pursuant to 2022 and 2024 Repurchase Programs	-	(510,443)	-	-	-	(510,443)
10,269 shares issued upon exercise of stock options	-	-	2,204	-	-	2,204
Other comprehensive loss, net of tax	-	-	-	-	(1,836)	(1,836)
Balance at June 30, 2024	$396	$(1,215,829)	$919,317	$2,674,023	$(20,593)	$2,357,314
Net income	-	-	-	168,960	-	168,960
Share-based compensation	-	-	3,646	-	-	3,646
Forfeiture of 4,106 restricted share awards under long-term equity incentive plan, net of issuances	-	-	-	-	-	-
Repurchase of 1,074,818 shares pursuant to 2024 Repurchase Program.	-	(418,085)	-	-	-	(418,085)
67 shares withheld to pay taxes on employees' equity awards	-	(29)	-	-	-	(29)
Other comprehensive income, net of tax	-	-	-	-	2,463	2,463
Balance at September 30, 2024	$396	$(1,633,943)	$922,963	$2,842,983	$(18,130)	$2,114,269

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

TopBuild is listed on the NYSE under the ticker symbol “BLD.” We report our business in two segments: Installation and Specialty Distribution. Our Installation segment primarily installs insulation and other building products. Our Specialty Distribution segment primarily sells and distributes insulation and other building products. Our segments are based on our operating units, for which financial information is regularly evaluated by our CODM.

We believe the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to state fairly our financial position as of September 30, 2024, our results of operations and comprehensive income for the three and nine months ended September 30, 2024 and 2023, and our cash flows for the nine months ended September 30, 2024 and 2023. The condensed consolidated balance sheet at December 31, 2023 was derived from our audited financial statements, but does not include all disclosures required by GAAP.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures”. This standard amends Topic 280 to require all entities to disclose, on an annual and interim basis, significant segment expenses and an amount for other segment items by reportable segment. This standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. This standard will not affect our consolidated results of operations, financial position or cash flows. We will update our disclosures in future filings to comply with the disclosure requirements.

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

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present our revenues disaggregated by market (in thousands):

	Three Months Ended September 30,
	2024				2023
	Installation	Specialty Distribution	Eliminations	Total	Installation	Specialty Distribution	Eliminations	Total
Residential	$714,911	$246,519	$(71,074)	$890,356	$689,232	$227,245	$(54,788)	$861,689
Commercial/Industrial	141,439	353,868	(12,395)	482,912	132,441	343,764	(11,774)	464,431
Net sales	$856,350	$600,387	$(83,469)	$1,373,268	$821,673	$571,009	$(66,562)	$1,326,120

	Nine Months Ended September 30,
	2024				2023
	Installation	Specialty Distribution	Eliminations	Total	Installation	Specialty Distribution	Eliminations	Total
Residential	$2,102,174	$700,520	$(193,395)	$2,609,299	$2,003,107	$678,824	$(162,844)	$2,519,087
Commercial/Industrial	403,902	1,038,487	(34,091)	1,408,298	394,711	1,025,047	(30,225)	1,389,533
Net sales	$2,506,076	$1,739,007	$(227,486)	$4,017,597	$2,397,818	$1,703,871	$(193,069)	$3,908,620

The following tables present our revenues disaggregated by product (in thousands):

	Three Months Ended September 30,
	2024				2023
	Installation	Specialty Distribution	Eliminations	Total	Installation	Specialty Distribution	Eliminations	Total
Insulation and accessories	$688,002	$532,341	$(74,070)	$1,146,273	$658,765	$506,420	$(58,300)	$1,106,885
Glass and windows	64,558	-	-	64,558	62,763	-	-	62,763
Gutters	30,562	52,086	(8,209)	74,439	28,215	46,131	(7,422)	66,924
All other	73,228	15,960	(1,190)	87,998	71,930	18,458	(840)	89,548
Net sales	$856,350	$600,387	$(83,469)	$1,373,268	$821,673	$571,009	$(66,562)	$1,326,120

	Nine Months Ended September 30,
	2024				2023
	Installation	Specialty Distribution	Eliminations	Total	Installation	Specialty Distribution	Eliminations	Total
Insulation and accessories	$2,017,380	1,548,251	(200,337)	$3,365,294	$1,893,456	$1,522,384	$(167,872)	$3,247,968
Glass and windows	184,996	-	-	184,996	195,046	-	-	195,046
Gutters	88,901	141,455	(23,441)	206,915	85,895	130,062	(22,158)	193,799
All other	214,799	49,301	(3,708)	260,392	223,421	51,425	(3,039)	271,807
Net sales	$2,506,076	$1,739,007	$(227,486)	$4,017,597	$2,397,818	$1,703,871	$(193,069)	$3,908,620

The following table represents our contract assets and contract liabilities with customers, in thousands:

	Included in Line Item on	As of
		September 30,	December 31,
	Condensed Consolidated Balance Sheets	2024	2023
Contract Assets:
Receivables, unbilled	Receivables, net	$76,610	$64,882

Contract Liabilities:
Deferred revenue	Accrued liabilities	$17,951	$18,365

The aggregate amount remaining on uncompleted performance obligations was $378.0 million as of September 30, 2024. We expect to satisfy the performance obligations and recognize revenue on substantially all of these uncompleted contracts over the next 18 months.

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On certain of our long-term contracts, a percentage of the total project cost is withheld and not invoiced to the customer and collected until satisfactory completion of the customer’s project, typically within a year. This amount is referred to as retainage and is common practice in the construction industry. Retainage receivables are classified as a component of Receivables, net on our condensed consolidated balance sheets and were $77.9 million and $81.9 million as of September 30, 2024 and December 31, 2023, respectively.

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

In the fourth quarter of 2023, we performed an annual assessment on our goodwill resulting in no impairment and there were no indicators of impairment for the nine months ended September 30, 2024.

Changes in the carrying amount of goodwill for the nine months ended September 30, 2024, by segment, were as follows, in thousands:

					Accumulated
	Gross Goodwill		FX Translation	Gross Goodwill	Impairment	Net Goodwill
	December 31, 2023	Additions	Adjustment	September 30, 2024	Losses	September 30, 2024
Goodwill, by segment:
Installation	$1,901,160	$45,334	$-	$1,946,494	$(762,021)	$1,184,473
Specialty Distribution	903,429	5,720	(1,307)	907,842	-	907,842
Total goodwill	$2,804,589	$51,054	$(1,307)	$2,854,336	$(762,021)	$2,092,315

See Note 12 – Business Combinations for goodwill recognized on acquisitions that occurred during the nine months ended September 30, 2024.

Other intangible assets, net includes customer relationships, non-compete agreements, and trademarks / trade names. The following table sets forth our other intangible assets, in thousands:

	As of
	September 30, 2024	December 31, 2023
Gross definite-lived intangible assets	$855,693	$827,793
Accumulated amortization	(290,253)	(236,735)
Other intangible assets, net	$565,440	$591,058

The following table sets forth our amortization expense, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Amortization expense	$18,243	$17,389	$53,876	$51,496

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LONG-TERM DEBT

The following table reconciles the principal balances of our outstanding debt to our condensed consolidated balance sheets, in thousands:

	As of
	September 30, 2024	December 31, 2023
3.625% Senior Notes due 2029	$400,000	$400,000
4.125% Senior Notes due 2032	500,000	500,000
Term loan due 2026	498,750	532,500
Equipment notes	137	2,039
Unamortized debt issuance costs	(12,311)	(14,472)
Total debt, net of unamortized debt issuance costs	1,386,576	1,420,067
Less: current portion of long-term debt	45,137	47,039
Total long-term debt	$1,341,439	$1,373,028

The following table sets forth our remaining principal payments for our outstanding debt balances as of September 30, 2024, in thousands:

	2024	2025	2026	2027	2028	Thereafter	Total
3.625% Senior Notes	$-	$-	$-	$-	$-	$400,000	$400,000
4.125% Senior Notes	-	-	-	-	-	500,000	500,000
Term loan	11,250	48,750	438,750	-	-	-	498,750
Equipment notes	137	-	-	-	-	-	137
Total	$11,387	$48,750	$438,750	$-	$-	$900,000	$1,398,887

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

The following table outlines the key terms of the Credit Agreement (dollars in thousands):

Senior secured term loan facility	$600,000

Revolving facility (a)	$500,000
Sublimit for issuance of letters of credit under revolving facility	$100,000
Sublimit for swingline loans under revolving facility	$35,000

Interest rate as of September 30, 2024	5.95%
Scheduled maturity date	10/7/2026
(a)	Use of the sublimits for the issuance of letters of credit and swingline loans reduces the availability under the revolving facility.

Interest expense on borrowings under the Credit Agreement is based on an applicable margin rate plus, at our option, either:

●	A base rate determined by reference to the highest of either (i) the federal funds rate plus 0.50 percent, (ii) BofA’s “prime rate,” and (iii) the SOFR rate for U.S. dollar deposits with a term of one month, plus 1.00 percent (Term Facility One); or
●	A SOFR rate determined by reference to the costs of funds for deposits in U.S. dollars for the interest period relevant to such borrowings, subject to a floor of 0%.

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

The following table summarizes our availability under the revolving facility, in thousands:

	As of
	September 30, 2024	December 31, 2023
Revolving facility	$500,000	$500,000
Less: standby letters of credit	(63,770)	(63,770)
Availability under revolving facility	$436,230	$436,230

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

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Equipment Notes

We did not issue equipment notes during the nine months ended September 30, 2024. The balance of equipment notes, which were issued for the purpose of financing vehicles and equipment, was $0.1 million as of September 30, 2024 and matures in the fourth quarter of 2024.

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

As of September 30, 2024
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

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Based on market trades of our 3.625% Senior Notes and our 4.125% Senior Notes close to September 30, 2024 (Level 1 fair value measurement), we estimate the fair value of each in the table below:

	As of September 30, 2024
	Fair Value	Gross Carrying Value
3.625% Senior Notes	$375,520	$400,000
4.125% Senior Notes	$461,900	$500,000

7.  SEGMENT INFORMATION

The following tables set forth our net sales and operating results by segment, in thousands:

	Three Months Ended September 30,
	2024	2023	2024	2023

	Net Sales		Operating Profit (c)
Operations by segment (a):
Installation	$856,350	$821,673	$172,243	$175,218
Specialty Distribution	600,387	571,009	94,911	88,269
Intercompany eliminations (b)	(83,469)	(66,562)	(13,476)	(11,501)
Total	$1,373,268	$1,326,120	253,678	251,986
General corporate expense, net (d)			(9,685)	(14,494)
Operating profit, as reported			243,993	237,492
Other expense, net			(16,094)	(12,815)
Income before income taxes			$227,899	$224,677

	Nine Months Ended September 30,
	2024	2023	2024	2023

	Net Sales		Operating Profit (c)
Operations by segment (a):
Installation	$2,506,076	$2,397,818	$499,717	$494,394
Specialty Distribution	1,739,007	1,703,871	261,862	247,583
Intercompany eliminations (b)	(227,486)	(193,069)	(37,076)	(32,672)
Total	$4,017,597	$3,908,620	724,503	709,305
General corporate expense, net (d)			(55,610)	(35,280)
Operating profit, as reported			668,893	674,025
Other expense, net			(30,824)	(42,885)
Income before income taxes			$638,069	$631,140

(a)	All of our operations are located primarily in the U.S. and to a lesser extent Canada.
(b)	Intercompany net sales and operating profit resulted from sales made by Specialty Distribution to Installation which are eliminated in consolidation.
(c)	Segment operating profit includes an allocation of general corporate expenses attributable to the operating segments which is based on direct benefit or usage (such as salaries of corporate employees who directly support the segment).
(d)	General corporate expense, net includes expenses not specifically attributable to our segments for functions such as corporate human resources, finance, and legal, including salaries, benefits, and other related costs. In our second quarter of 2024, we incurred an acquisition termination fee of $23.0 million (see Note 12. Business Combinations).

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.  INCOME TAXES

Our effective tax rates were 25.9 percent and 26.0 percent for the three and nine months ended September 30, 2024, respectively. The effective tax rates for the three and nine months ended September 30, 2023, were 25.4 percent and 25.9 percent, respectively. The higher 2024 tax rate for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, was primarily related to share-based compensation.

A tax expense of $2.0 million and a tax benefit of $0.5 million related to share-based compensation was recognized in our condensed consolidated statements of operations as a discrete item in income tax expense for the nine months ended September 30, 2024 and 2023, respectively.

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

Basic and diluted net income per share were computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (in thousands)	$168,960	$167,602	$472,064	$467,870

Weighted average number of common shares outstanding - basic	29,751,713	31,615,110	30,901,788	31,588,740

Dilutive effect of common stock equivalents:
RSAs with service-based conditions	35,034	36,425	35,566	28,040
RSAs with market-based conditions	38,187	31,918	38,840	25,606
RSAs with performance-based conditions	11,297	17,663	15,735	16,223
Stock options	89,169	87,696	91,928	86,247

Weighted average number of common shares outstanding - diluted	29,925,400	31,788,812	31,083,857	31,744,856

Basic net income per common share	$5.68	$5.30	$15.28	$14.81

Diluted net income per common share	$5.65	$5.27	$15.19	$14.74

The following table summarizes shares excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Anti-dilutive common stock equivalents:
RSAs with service-based conditions	-	-	-	3,721
RSAs with market-based conditions	9,006	-	7,341	2,978
RSAs with performance-based conditions	-	-	-	-
Stock options	-	-	-	12,360
Total anti-dilutive common stock equivalents	9,006	-	7,341	19,059

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. SHARE-BASED COMPENSATION

Eligible employees participate in the 2015 LTIP, which authorizes the Board to grant stock options, stock appreciation rights, restricted shares, restricted share units, performance awards, and dividend equivalents. All grants are made by issuing new shares and no more than 4.0 million shares of common stock may be issued under the 2015 LTIP. As of September 30, 2024, we had 1.7 million shares remaining available for issuance under the 2015 LTIP.

Share-based compensation expense is included in selling, general, and administrative expense. The income tax effect associated with share-based compensation awards is included in income tax expense.

The following table presents share-based compensation amounts recognized in our condensed consolidated statements of operations, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Share-based compensation expense	$3,646	$4,194	$13,405	$11,080
Income tax benefit/(expense)	$127	$679	$(1,980)	$455

The following table presents a summary of our share-based compensation activity for the nine months ended September 30, 2024, in thousands, except per share amounts:

	RSAs		Stock Options
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance December 31, 2023	195.5	$223.49	128.7	$36.65	$98.58	$35,462.8
Granted	45.0	$419.27	—	$—	$—	—
Converted/Exercised	(52.9)	$229.40	(16.0)	$82.64	$201.27	$3,312.8
Forfeited/Expired	(6.2)	$299.42	—	$—	$—	—
Balance September 30, 2024	181.4	$269.25	112.7	$30.10	$83.97	$36,356.0

Exercisable September 30, 2024 (a)			112.7	$30.10	$83.97	$36,356.0
(a)	The weighted average remaining contractual term for vested stock options is approximately 4.4 years.

We have unrecognized share-based compensation expense related to unvested awards as shown in the following table, dollars in thousands:

	As of September 30, 2024
	Unrecognized Compensation Expense on Unvested Awards	Weighted Average Remaining Compensation Expense Period
RSAs	$22,584	1.0
Stock options	—	—
Total unrecognized compensation expense related to unvested awards	$22,584

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our RSAs with performance-based conditions are evaluated on a quarterly basis with adjustments to compensation expense based on the likelihood of the performance target being achieved or exceeded. The following table shows the range of payouts and the related expense for our outstanding RSAs with performance-based conditions, in thousands:

		Payout Ranges and Related Expense
RSAs with Performance-Based Conditions	Grant Date Fair Value	0%	25%	100%	200%
February 15, 2022	$2,907	$-	$727	$2,907	$5,814
February 21, 2023	$3,845	$-	$961	$3,845	$7,690
February 21, 2024	$4,496	$-	$1,124	$4,496	$8,992

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

11. SHARE REPURCHASE PROGRAM

On July 25, 2022, our Board authorized the 2022 Repurchase Program, pursuant to which the Company may purchase up to $200 million of our common stock. As of September 30, 2024, the Company has utilized all amounts authorized under the 2022 Program. We repurchased a total of 677,657 shares of our common stock under the 2022 Repurchase Program at an average price of $295.13.

On May 3, 2024, our Board authorized the 2024 Repurchase Program, pursuant to which the Company may purchase up to $1.0 billion of our common stock. Share repurchases may be executed through various means including open market purchases, privately negotiated transactions, accelerated share repurchase transactions, or other available means.  The 2024 Repurchase Program does not obligate the Company to purchase any shares and has no expiration date.  Authorization for the 2024 Repurchase Program may be terminated, increased, or decreased by the Board at its discretion at any time. As of September 30, 2024, the Company has $235.2 million remaining under the 2024 Share Repurchase Program.

Effective January 1, 2023, the Inflation Reduction Act of 2022 mandated a 1% excise tax on all share repurchases. Excise tax obligations that result from our share repurchases are included in the cost of treasury stock. As of September 30, 2024, the Company had an estimated excise tax liability of $9.3 million for stock repurchases during the nine months ended September 30, 2024, which is included in “Accrued liabilities” in our Condensed Consolidated Balance Sheet.

The following table sets forth our share repurchases under the share repurchases programs in 2024. No shares were repurchased during 2023.

	Three Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2024
Number of shares repurchased	1,074,818	2,321,000
Share repurchase cost (in thousands) (a)	$418,085	$928,528

(a)	The three and nine months ended September 30, 2024 include $4.1 million and $9.3 million of excise taxes, respectively

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. BUSINESS COMBINATIONS

Acquiring businesses is a key part of our ongoing strategy to grow our company and expand our offerings. Each acquisition has been accounted for as a business combination under ASC 805, “Business Combinations.” Acquisition related costs were $0.5 million and $27.2 million in the three and nine months ended September 30, 2024, respectively, which includes $23.0 million paid in the second quarter in connection with the mutual termination of our previous agreement to acquire SPI. Acquisition related costs were $6.2 million and $9.0 million for the three and nine months ended September 30, 2023, respectively. Acquisition related costs are included in selling, general, and administrative expense in our condensed consolidated statements of operations.

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

On May 16, 2024, we acquired the assets of the residential and light commercial insulation business Insulation Works. This installation acquisition enhanced our presence in Arkansas and extended our expertise to the agricultural business. The purchase price of approximately $25.5 million was funded by cash on hand and we recognized $15.1 million of goodwill in connection with this acquisition.

On May 31, 2024, we acquired the assets of the residential and light commercial insulation business Texas Insulation. This installation acquisition enhanced our presence in Texas. The purchase price of approximately $35.9 million was funded by cash on hand and we recognized $22.9 million of goodwill in connection with this acquisition.

The estimated fair values of the assets acquired and liabilities assumed for our 2024 acquisitions are as follows as of September 30, 2024, in thousands:

Purchase price fair values:
Accounts receivable	$11,082
Inventories	3,355
Prepaid and other assets	40
Property and equipment	3,474
ROU asset (operating)	2,138
Intangible assets	29,287
Goodwill	51,198
Accounts payable	(9,963)
Lease liabilities (operating)	(2,138)
Net assets acquired	$88,473

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The estimate of acquired customer relationships related to our 2024 acquisitions was $29.3 million and the weighted average useful life is 12 years.

During the nine months ended September 30, 2023, we made the following acquisitions:

On January 26, 2023, we acquired the assets of the residential insulation business of SRI. The purchase price of $45.3 was funded by cash on hand.

On July 10, 2023, we acquired the assets of the residential insulation installer business Rocky Mountain. The purchase price of $7.2 million was funded by cash on hand.

On July 17, 2023, we acquired the assets of the residential insulation business Best. The purchase price of $94.6 million was funded by cash on hand.

As third-party or internal valuations are finalized, certain tax aspects of the foregoing transactions are completed, and customer post-closing reviews are concluded, adjustments may be made to the fair value of assets acquired, and in some cases total purchase price, through the end of each measurement period, generally one year following the applicable acquisition date.

The table below represents the finalized fair values of assets acquired and liabilities assumed for the acquisitions made during the nine months ended September 30, 2023:

	2023 Acquisitions
	SRI	Rocky Mountain	Best	Totals
Finalized purchase price fair values:
Accounts receivable	$5,531	$586	$7,537	$13,654
Inventories	4,383	267	2,132	6,782
Prepaid and other assets	158	—	43	201
Property and equipment	4,623	338	5,518	10,479
ROU asset (operating)	4,695	165	3,441	8,301
Intangible assets	13,740	2,399	30,470	46,609
Deferred taxes	67	19	45	131
Goodwill	23,065	3,609	51,418	78,092
Accounts payable	(6,078)	(18)	(2,623)	(8,719)
Lease Liabilities (operating)	(4,775)	(165)	(3,241)	(8,181)
All other liabilities	(95)	—	(150)	(245)
Net assets acquired	$45,314	$7,200	$94,590	$147,104

Goodwill to be recognized in connection with acquisitions is attributable to the synergies expected to be realized and improvements in the businesses after the acquisitions. Primarily all of the $51.2 million and $78.1 million of goodwill recorded from acquisitions completed in the nine months ended September 30, 2024 and 2023, respectively, is expected to be deductible for income tax purposes.

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.  ACCRUED LIABILITIES

The following table sets forth the components of accrued liabilities, in thousands:

	As of
	September 30, 2024	December 31, 2023
Accrued liabilities:
Salaries, wages, and bonus/commissions	$68,195	$67,471
Insurance liabilities	29,951	29,920
Deferred revenue	17,951	18,365
Sales and property taxes	16,877	17,002
Customer rebates	14,607	17,326
Excise taxes	9,342	-
Interest payable on long-term debt	3,358	12,139
Other	20,101	24,994
Total accrued liabilities	$180,382	$187,217

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

We operate in two segments: Installation and Specialty Distribution. Our Installation segment installs insulation and other building products nationwide. As of September 30, 2024, we had approximately 250 Installation branches located across the United States. We install various insulation applications, including fiberglass batts and rolls, blown-in loose fill fiberglass, polyurethane spray foam, and blown-in loose fill cellulose. Additionally, we install other building products including glass and windows, rain gutters, garage doors, closet shelving, and fireplaces, among other items. We handle every stage of the installation process, including material procurement supplied by leading manufacturers, project scheduling and logistics, multi-phase professional installation, and installation quality assurance.

Our Specialty Distribution segment distributes building and mechanical insulation, insulation accessories, rain gutters, and other building product materials for the residential and commercial/industrial end markets. As of September 30, 2024, we had approximately 150 distribution centers located across the United States and 18 distribution centers in Canada. Our Specialty Distribution customer base consists of thousands of insulation contractors of all sizes serving a wide variety of residential and commercial/industrial industries, gutter contractors, weatherization contractors, other contractors, dealers, metal building erectors, and modular home builders.

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

THIRD QUARTER 2024 VERSUS THIRD QUARTER 2023

The following table sets forth our net sales, gross profit, operating profit, and margins, as reported in our condensed consolidated statements of operations, in thousands:

	Three Months Ended September 30,
	2024	2023
Net sales	$1,373,268	$1,326,120
Cost of sales	951,455	905,430
Cost of sales ratio	69.3%	68.3%

Gross profit	421,813	420,690
Gross profit margin	30.7%	31.7%

Selling, general, and administrative expense	177,820	183,198
Selling, general, and administrative expense to sales ratio	12.9%	13.8%

Operating profit	243,993	237,492
Operating profit margin	17.8%	17.9%

Other expense, net	(16,094)	(12,815)
Income tax expense	(58,939)	(57,075)
Net income	$168,960	$167,602
Net margin	12.3%	12.6%

Sales and Operations

Net sales increased 3.6% for the three months ended September 30, 2024, from the comparable period of 2023. The increase was primarily driven by a 2.4% increase in sales from acquisitions, a 1.0% impact from higher selling prices and a 0.4% increase in sales volume, partially offset by a decline of 0.1% driven by the disposition of a non-core business.

Gross profit margins were 30.7% and 31.7% for the three months ended September 30, 2024 and 2023, respectively. The decline in gross profit margin is primarily due to higher material costs and lower benefit of sales mix compared to the same period of the prior year, partially offset by improved productivity and higher pricing.

Selling, general, and administrative expenses as a percentage of sales were 12.9% and 13.8% for the three months ended September 30, 2024 and 2023, respectively. Selling, general, and administrative expenses as a percentage of sales were lower primarily due to less acquisition related costs in 2024.

Operating margins were 17.8% and 17.9% for the three months ended September 30, 2024 and 2023, respectively. The decrease in operating margins was due to higher material costs and lower benefit of sales mix, partially offset by higher selling prices, productivity initiatives, and lower acquisition related costs in 2024.

Business Segment Results

The following table sets forth our net sales and operating profit margins by business segment, in thousands:

	Three Months Ended September 30,
	2024	2023	Percent Change
Net sales by business segment:
Installation	$856,350	$821,673	4.2%
Specialty Distribution	600,387	571,009	5.1%
Intercompany eliminations	(83,469)	(66,562)
Net sales	$1,373,268	$1,326,120	3.6%

Operating profit by business segment:
Installation	$172,243	$175,218	(1.7)%
Specialty Distribution	94,911	88,269	7.5%
Intercompany eliminations	(13,476)	(11,501)
Operating profit before general corporate expense	253,678	251,986	0.7%
General corporate expense, net	(9,685)	(14,494)
Operating profit	$243,993	$237,492	2.7%

Operating profit margins:
Installation	20.1%	21.3%
Specialty Distribution	15.8%	15.5%
Operating profit margin before general corporate expense	18.5%	19.0%
Operating profit margin	17.8%	17.9%

Installation

Sales

Sales in our Installation segment increased $34.7 million, or 4.2%, for the three months ended September 30, 2024, as compared to the same period in 2023. Sales increased 2.9% from acquisitions, 1.1% from higher selling prices, and 0.5% due to higher sales volume, partially offset by a decline of 0.2% driven by the disposition of a non-core business.

Operating margins

Operating margins in our Installation segment were 20.1% and 21.3% for the three months ended September 30, 2024 and 2023, respectively. The decline in operating margin was driven by higher material costs and lower benefit of sales mix, which was partially offset by higher selling prices and productivity initiatives.

Specialty Distribution

Sales

Sales in our Specialty Distribution segment increased $29.4 million, or 5.1%, for the three months ended September 30, 2024, as compared to the same period in 2023. Sales increased 3.0% due to higher sales volume, 1.4% from acquisitions and 0.8% from higher selling prices.

Operating margins

Operating margins in our Specialty Distribution segment were 15.8% and 15.5% for the three months ended September 30, 2024 and 2023, respectively.  The increase in operating margin was driven by productivity initiatives, higher sales volume and higher selling prices, partially offset by higher material costs.

OTHER ITEMS

Other expense, net

Other expense, net, increased to $16.1 million from $12.8 million in the three months ended September 30, 2024 and 2023, respectively. The increase was driven by $3.0 million lower interest income due to lower cash balances than the prior year. Interest and other expenses remained relatively flat compared to the prior period.

Income tax expense

Income tax expense was $58.9 million, an effective tax rate of 25.9 percent, for the three months ended September 30, 2024, compared to $57.1 million, an effective tax rate of 25.4 percent, for the comparable period in 2023. The tax rate for the three months ended September 30, 2024 was higher primarily related to share-based compensation.

FIRST NINE MONTHS 2024 VERSUS FIRST NINE MONTHS 2023

The following table sets forth our net sales, gross profit, operating profit, and margins, as reported in our condensed consolidated statements of operations, in thousands:

	Nine Months Ended September 30,
	2024	2023
Net sales	$4,017,597	$3,908,620
Cost of sales	2,784,712	2,695,916
Cost of sales ratio	69.3%	69.0%

Gross profit	1,232,885	1,212,704
Gross profit margin	30.7%	31.0%

Selling, general, and administrative expense	563,992	538,679
Selling, general, and administrative expense to sales ratio	14.0%	13.8%

Operating profit	668,893	674,025
Operating profit margin	16.6%	17.2%

Other expense, net	(30,824)	(42,885)
Income tax expense	(166,005)	(163,270)
Net income	$472,064	$467,870
Net margin	11.7%	12.0%

Sales and Operations

Net sales increased 2.8% for the nine months ended September 30, 2024, from the comparable period in 2023. The increase was primarily driven by a 2.5% increase in sales from acquisitions and a 1.2% impact from higher selling prices, partially offset by a 0.5% decline in sales volume and a decline of 0.4% driven by the disposition of a non-core business.

Gross profit margins were 30.7% and 31.0% for the nine months ended September 30, 2024 and 2023, respectively. The decline in gross profit margin is primarily due to higher material costs and lower benefit of sales mix compared to the same period of the prior year, partially offset by improved productivity and higher selling prices.

Selling, general, and administrative expenses as a percentage of sales were 14.0% and 13.8% for the nine months ended September 30, 2024 and 2023, respectively. Selling, general, and administrative expenses as a percentage of sales were higher due to a $23.0 million fee paid to terminate our agreement to acquire SPI.

Operating margins were 16.6% and 17.2% for the nine months ended September 30, 2024 and 2023, respectively. The decline in operating margins was due to higher material costs, lower benefit of sales mix, and increased selling, general, and administrative expenses from a $23.0 million fee paid to terminate our agreement to acquire SPI. These impacts were partially offset by productivity initiatives and higher selling prices.

Business Segment Results

The following table sets forth our net sales and operating profit margins by business segment, in thousands:

	Nine Months Ended September 30,
	2024	2023	Percent Change
Net sales by business segment:
Installation	$2,506,076	$2,397,818	4.5%
Specialty Distribution	1,739,007	1,703,871	2.1%
Intercompany eliminations	(227,486)	(193,069)
Net sales	$4,017,597	$3,908,620	2.8%

Operating profit by business segment:
Installation	$499,717	$494,394	1.1%
Specialty Distribution	261,862	247,583	5.8%
Intercompany eliminations	(37,076)	(32,672)
Operating profit before general corporate expense	724,503	709,305	2.1%
General corporate expense, net	(55,610)	(35,280)
Operating profit	$668,893	$674,025	(0.8)%

Operating profit margins:
Installation	19.9%	20.6%
Specialty Distribution	15.1%	14.5%
Operating profit margin before general corporate expense	18.0%	18.1%
Operating profit margin	16.6%	17.2%

Installation

Sales

Sales in our Installation segment increased $108.3 million, or 4.5%, for the nine months ended September 30, 2024, as compared to the same period in 2023. Sales increased 3.4% from acquisitions, 1.2% from higher selling prices, and 0.6% due to higher sales volume, partially offset by a decline of 0.6% driven by the disposition of a non-core business.

Operating margins

Operating margins in our Installation segment were 19.9% and 20.6% for the nine months ended September 30, 2024 and 2023, respectively. The decline in operating margin was driven by higher material costs and change in sales mix which was partially offset by higher selling prices and productivity initiatives.

Specialty Distribution

Sales

Sales in our Specialty Distribution segment increased $35.1 million, or 2.1%, for the nine months ended September 30, 2024, as compared to same period in 2023. Sales increased 1.2% from higher selling prices and 1.0% from acquisitions, partially offset by a decline of 0.2% in sales volume.

Operating margins

Operating margins in our Specialty Distribution segment were 15.1% and 14.5% for the nine months ended September 30, 2024 and 2023, respectively. The increase in operating margin was driven by productivity initiatives and higher selling prices partially offset by higher material costs.

OTHER ITEMS

Other expense, net

Other expense, net, decreased to $30.8 million for the nine months ended September 30, 2024 from $42.9 million in the nine months ended September 30, 2023. The decrease was driven by $11.6 million of higher interest income due to higher levels of invested cash balances during the period. The increase in interest income was partially offset by higher interest expense of $0.4 million for the nine months ended September 30, 2024 due to higher interest rates on borrowings under the Credit Agreement compared to the same period in 2023.

Income tax expense

Income tax expense was $166.0 million, an effective tax rate of 26.0 percent, for the nine months ended September 30, 2024 compared to $163.3 million, an effective tax rate of 25.9 percent, for the comparable period in 2023. The tax rate for nine months ended September 30, 2024 was higher, driven by an increase in tax expense related to share-based compensation.

Cash Flows and Liquidity

Significant sources (uses) of cash and cash equivalents are summarized for the periods indicated, in thousands:

	Nine Months Ended September 30,
	2024	2023
Changes in cash and cash equivalents:
Net cash provided by operating activities	$509,798	$588,478
Net cash used in investing activities	(142,918)	(181,016)
Net cash used in financing activities	(957,701)	(31,872)
Impact of exchange rate changes on cash	(402)	(47)
Net (decrease) increase in cash and cash equivalents	$(591,223)	$375,543

Net cash flows provided by operating activities decreased $78.7 million for the nine months ended September 30, 2024, as compared to the prior year period.  Net income of $472.1 million was essentially flat to the prior year period, even considering the $23.0 million fee paid to terminate our agreement to acquire SPI, while operating profit declined by $5.1 million primarily due material cost increases. We also incurred increases in working capital accounts, leading to more cash used in operations.

Net cash used in investing activities was $142.9 million for the nine months ended September 30, 2024, primarily composed of $88.5 million for our acquisitions and $56.8 million for purchases of property and equipment, mainly vehicles, partially offset by $2.3 million proceeds received from the sale of assets. Net cash used in investing activities was $181.0 million for the nine months ended September 30, 2023, primarily composed of $147.6 million for our acquisitions and $48.1 million for purchases of property and equipment, mainly vehicles and equipment, partially offset by $14.7 million proceeds received from the sale of assets.

Net cash used in financing activities was $957.7 million for the nine months ended September 30, 2024. During the nine months ended September 30, 2024, we used $919.2 million to repurchase shares of our common stock under the 2022 and 2024 Repurchase Programs, $35.7 million for debt repayments and incurred $2.9 million net cash outflow related to exercise of share-based incentive awards and stock options. Net cash used in financing activities was $31.9 million for the nine months ended September 30, 2023. During the nine months ended September 30, 2023, we used $27.7 million for debt repayments, and incurred $3.9 million net cash outflow related to exercise of share-based incentive awards and stock options.

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

The following table summarizes our liquidity, in thousands:

	As of
	September 30,	December 31,
	2024	2023
Cash and cash equivalents (a)	$257,342	$848,565

Revolving facility	500,000	500,000
Less: standby letters of credit	(63,770)	(63,770)
Availability under Revolving facility	436,230	436,230

Total liquidity	$693,572	$1,284,795
(a)	Our cash and cash equivalents consist of AAA-rated money market funds as well as cash held in our demand deposit accounts.

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

OUTLOOK

Residential New Construction

Several key inflation metrics improved in the third quarter and the labor market remains strong. Demand for single-family housing has improved more gradually than anticipated as growth slowed in the second half of the year compared to the first two quarters. Demand continues to be uneven across the country.

Demand for multi-family homes has declined in comparison to last year, however our 2024 multi-family sales have grown due to the strong backlog we brought into the year. We expect multi-family sales will continue to slow as we move into 2025.  Multi-family housing units typically require approximately 40% of the insulation that a single-family unit requires.

As a result of years of underbuilding in the United States, an overall shortage of housing across the country persists, and we continue to be optimistic about the long-term fundamentals of our business. We believe demand for homes will be supported by strengthening energy efficiency requirements, moderating interest rates and increasing household formations.

Commercial and Industrial Construction

Our commercial backlog is strong, and our bidding activity is active, both of which continue to support our positive view of commercial/industrial sales at our Installation and Specialty Distribution segments. Some projects have been delayed in 2024, but we have not seen an uptick in cancellations. We remain optimistic that lower interest rates in the future will unlock projects across many industries. In addition, recurring maintenance and repair work on industrial sites serves as a continued driver for our Specialty Distribution business.

OFF-BALANCE SHEET ARRANGEMENTS

We had no material off-balance sheet arrangements during the nine months ended September 30, 2024, other than short-term leases, letters of credit, and performance and license bonds, which have been disclosed in Part 1, Item 1 of this Quarterly report.

We occasionally use performance bonds to ensure completion of our work on certain larger customer contracts that can span multiple accounting periods. Performance bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. We also have bonds outstanding for license and insurance.

The following table summarizes our outstanding performance, licensing, insurance, and other bonds, in thousands:

	As of
	September 30, 2024	December 31, 2023
Outstanding bonds:
Performance bonds	$152,259	$145,982
Licensing, insurance, and other bonds	28,472	27,415
Total bonds	$180,731	$173,397

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have a Term Loan outstanding with a principal balance of $498.8 million and a revolving facility with an aggregate borrowing capacity of $500.0 million. We also have outstanding 3.625% Senior Notes with an aggregate principal balance of $400.0 million and 4.125% Senior Notes with an aggregate principal balance of $500.0 million. The 3.625% Senior Notes and 4.125% Senior Notes bear a fixed rate of interest and therefore are excluded from the calculation below as they are not subject to fluctuations in interest rates.

Interest payable on both the aggregate Term Loan and Revolving Facility is based on a variable interest rate. As a result, we are exposed to market risks related to fluctuations in interest rates on this outstanding indebtedness. As of September 30, 2024, the applicable interest rate as of such date was 5.95%. Based on our outstanding borrowings as of September 30, 2024, a 100-basis point increase in the interest rate would result in a $4.8 million increase in our annualized interest expense. There was no outstanding balance under the Revolving Facility as of September 30, 2024.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the most recent fiscal quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding the repurchase of our common stock for the three months ended September 30, 2024, in thousands, except share and per share data:

Period	Total Number of Shares Purchased	Average Price Paid per Common Share (a)	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2024 - July 31, 2024	415,999	$394.15	415,999	$485,197
August 1, 2024 - August 31, 2024	538,944	$381.45	538,944	$279,619
September 1, 2024 - September 30, 2024	119,875	$370.38	119,875	$235,220
Total	1,074,818	$385.13	1,074,818

(a)	These amounts exclude the 1% excise tax mandated by the Inflation Reduction Act on share repurchases.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

Item 5.  OTHER INFORMATION

During the quarter ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408 of Regulation S-K).

Item 6. EXHIBITS

The Exhibits listed on the accompanying Index to Exhibits are filed or furnished (as noted on such Index) as part of this Quarterly Report and incorporated herein by reference.

INDEX TO EXHIBITS

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Title	Form	Exhibit	Filing Date	Herewith
10.16†	TopBuild Corp. Executive Severance Plan, as amended October 28, 2024				X

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1‡	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2‡	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

‡Furnished herewith
†Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOPBUILD CORP.

By:	/s/ Madeline Otero
Name:	Madeline Otero
Title:	Vice President and Chief Accounting Officer
(Principal Accounting Officer)

November 5, 2024