Form 10-Q/A
period 2024-09-30
TopBuild Corp
filed 2024-11-07
CIK 1633931

UNITED STATES

SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q for TopBuild Corp. (“Company”) for the quarter ended September 30, 2024, which was originally filed with the Securities and Exchange Commission (the “SEC”) on November 5, 2024 (the “Original Filing”). This Amendment is being filed solely to revise Part II, “Item 5. Other Information” by adding disclosure regarding a Rule 10b5-1 trading arrangement entered into by a director of the Company during the quarter ended September 30, 2024, which was inadvertently omitted from the disclosure included in the Original Filing.  The complete text of Item 5 of Part II has been set forth in its entirety in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

In addition, as required by Rule 12b-15, new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as Exhibits 31.1 and 31.2 under Part II, Item 6 of this Amendment pursuant to Rule 13a-14(a) of the Exchange Act. Because no financial statements have been included in this Amendment, and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of these certifications have been omitted. The Company is not furnishing new certifications under Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) (Section 906 of the Sarbanes-Oxley Act of 2002), because no financial statements are being filed with this Amendment.

Other than as expressly set forth herein, (i) this Amendment does not, and does not purport to, amend, update or restate the information in the Original Filing, and (ii) the Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained in the Original Filing to reflect any events occurring subsequent to the filing of the Original Filing.

PART II – OTHER INFORMATION

Item 5.  OTHER INFORMATION

During the quarter ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K), except as follows:

On August 12, 2024, Alec Covington, a director of the Company, adopted a Rule 10b5-1 trading arrangement providing for the sale of up to 3,000 shares of common stock of the Company, subject to certain conditions (including a cooling-off period).  The expiration date of Mr. Covington’s Rule 10b5-1 trading arrangement is July 25, 2025.

Item 6. EXHIBITS

INDEX TO EXHIBITS

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
31.1	Principal Executive Officer Certification required by Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Principal Financial Officer Certification required by Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

101	Inline XBRL for the information under Part II, Item 5, “Other Information” of this Amendment No. 1 on Form 10-Q/A				X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOPBUILD CORP.

	By:	/s/ Madeline Otero
	Name:	Madeline Otero
	Title:	Vice President and Chief Accounting Officer
(Principal Accounting Officer)

November 7, 2024