Form 10-K
period 2024-12-31
TopBuild Corp
filed 2025-02-25
CIK 1633931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

☐Yes            ⌧ No

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based on the closing price of $385.27 per share as reported on the New York Stock Exchange on June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $11.7 billion.

Number of shares of common stock outstanding as of February 18, 2025: 29,227,592

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2025 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2024, are incorporated by reference into Part III of this Form 10-K.

TOPBUILD CORP.

GLOSSARY

We use acronyms, abbreviations, and other defined terms throughout this Annual Report on Form 10-K, as defined in the glossary below:

Term	Definition
3.625% Senior Notes	TopBuild's 3.625% senior unsecured notes issued March 15, 2021 and due March 15, 2029
4.125% Senior Notes	TopBuild's 4.125% senior unsecured notes issued October 14, 2021 and due February 15, 2032
2015 LTIP	2015 Long-Term Incentive Program authorizes the Board to grant stock options, stock appreciation rights, restricted shares, restricted share units, performance awards, and dividend equivalents
2022 Repurchase Program	$200 million share repurchase program authorized by the Board on July 25, 2022
2024 Repurchase Program	$1 billion share repurchase program authorized by the Board on May 3, 2024
2025 Repurchase Program	$1 billion share repurchase program authorized by the Board on February 17, 2025
Amendment No. 4	Amendment No. 4 to the Credit Agreement dated July 26, 2023
Annual Report	Annual report filed with the SEC on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Best	Best Insulation Holdings LLC
Board	Board of Directors of TopBuild
BofA	Bank of America, N.A.
Brabble	Brabble Insulation, Inc.
CODM	Chief Operating Decision Maker
Credit Agreement	Amended and Restated Credit Agreement, dated March 20, 2020, among TopBuild, BofA as administrative agent, and the other lenders and agents party thereto
Current Report	Current report filed with the SEC on Form 8-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
EBITDA	Earnings before interest, taxes, depreciation, and amortization
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Green Space	Nate's Insulation, LLC d/b/a Green Space Insulation
GAAP	Generally accepted accounting principles in the United States of America
Insulation Works	Insulation Works, Inc.
Lenders	Bank of America, N.A., together with the other lenders party to "Credit Agreement"
Metro	Metro Supply Co., LLC
Morris Black	Morris Black & Sons, Inc.
Net Leverage Ratio	As defined in the “Credit Agreement,” the ratio of outstanding indebtedness, less up to $100 million of unrestricted cash, to EBITDA
NYSE	New York Stock Exchange
PCI	Pest Control Insulation, LLC
Quarterly Report	Quarterly report filed with the SEC on Form 10-Q pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
ROU	Right of use (asset), as defined in ASC 842
RSA	Restricted stock award
SEC	United States Securities and Exchange Commission
Secured Leverage Ratio	As defined in the “Credit Agreement,” the ratio of outstanding indebtedness, including letters of credit, to EBITDA
Shannon	Shannon Global Energy Solutions, Inc.
SOFR	Secured overnight financing rate
SPI	SPI LLC d/b/a Specialty Products & Insulation
SRI	SRI Holdings, LLC
Term Loan	TopBuild's secured borrowings under the "Credit Agreement" due October 7, 2026
Term Facility Two	$550 million delayed draw term loan to be used to fund the future acquisition of SPI
Texas Insulation	EOAKIS, LLC, d/b/a Texas Insulation
TopBuild	TopBuild Corp. and its wholly-owned consolidated domestic subsidiaries

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

Segment Overview

We operate in two segments: our Installation segment, which accounts for approximately 62% of our sales, and our Specialty Distribution segment, which accounts for approximately 38% of our sales.

We believe that having both Installation and Specialty Distribution provides us with a number of distinct competitive advantages.  First, the combined buying power of our two business segments, along with our scale, strengthens our ties to the major manufacturers of insulation and other building material products.  This enables us to buy competitively and ensures the availability of supply to our local branches and distribution centers.   The overall effect drives efficiencies throughout our supply chain.  Second, being a leader in both installation and specialty distribution allows us to reach a broader set of builders and contractors more effectively, regardless of their size or geographic location in the U.S. and Canada, and leverage housing and commercial/industrial construction growth regardless of location.  Third, during housing industry downturns, many insulation contractors who buy directly from manufacturers during industry peaks return to purchasing through specialty distributors.  As a result, this helps to reduce our exposure to cyclical swings in our business.

Installation

We provide insulation installation services nationwide through our Installation segment which has approximately 250 branches located across the United States.

Various insulation applications we install include:

•	Fiberglass batts and rolls
•	Blown-in loose fill fiberglass
•	Polyurethane spray foam
•	Blown-in loose fill cellulose

In addition to insulation products, which represented 80% of our Installation segment’s sales during the year ended December 31, 2024, we install other building products including, glass and windows, rain gutters, garage doors, closet shelving, and fireplaces, among other items.

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

Specialty Distribution

We distribute building and mechanical insulation, insulation accessories, rain gutters and other building product materials for the residential and commercial/industrial end markets through our Specialty Distribution business. Insulation and insulation accessories, primarily fiberglass and spray foam, comprise approximately 89% of our Specialty Distribution sales.  We have approximately 170 distribution centers across the United States and 20 distribution centers in Canada. Our customer base consists of thousands of insulation contractors of all sizes serving a wide variety of residential and commercial/industrial industries, gutter contractors, weatherization contractors, other contractors, dealers, metal building erectors, and modular home builders.

For further information on our segments, see Item 8. Financial Statements and Supplementary Data – Note 8. Segment Information.

Demand for Our Products and Services

Demand for our insulation products and services is driven by new single-family residential and multi-family home construction, commercial/industrial construction, residential remodel and repair activity, commercial/industrial maintenance and repair, and the growing need for more energy efficient homes, commercial structures, and industrial plants. The minimum amount of insulation installed in a new home or commercial project is regulated by various building and energy codes. Our leadership position in both insulation installation and specialty distribution allows us to reach a broader set of customers more effectively.  We recognize that competition for the installation and sale of insulation and other building material products occurs in localized geographic markets across the U.S. and Canada, and, as such, our operating model is based on empowering our geographically diverse branches that develop and maintain local customer relationships.  At the same time, our dispersed branches benefit from centralized functions such as purchasing, information technology, sales and marketing support, and accounting and finance.

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

Diversified lines of business.  In response to previous housing market downturns and to mitigate the cyclicality of residential new home construction, we expanded and enhanced our ability to serve the commercial/industrial construction markets.  This included expanding our commercial/industrial operations and sales capacity, adding commercial/industrial product offerings, developing relationships with commercial/industrial general contractors, and building our expertise and reputation for quality service for both light and heavy commercial/industrial construction projects. Although commercial/industrial construction is affected by many of the same macroeconomic and local economic factors that drive residential new construction, commercial/industrial construction has historically followed different cycles than residential new construction.

Strong local presence.  Competition for the installation and sale of insulation and other building material products to builders occurs in localized geographic markets throughout the U.S. and Canada.  Builders and contractors in each local market have the ability to choose among several insulation installers and specialty distributors they value their projects, and for local relationships, quality, and timeliness.  Our Installation branches are locally branded businesses that are recognized within the communities in which they operate.  For residential housing, our Specialty Distribution centers service primarily local contractors, lumberyards, retail stores and others who, in turn, service local homebuilders and other customers.  For commercial/industrial mechanical insulation, we primarily service mechanical insulation installers, general contractors and end-users across diverse industries such as oil and gas, liquefied natural gas, data centers, food and beverage, and pharmaceuticals and biotech.  In addition, we provide industrial customers with mechanical insulation for maintenance and repair operations which must be performed on a scheduled basis as mechanical insulation is often exposed to extreme temperatures.  Our operating model, in which individual branches and distribution centers maintain local customer relationships, enables us to develop local, long-tenured relationships with these customers, build local reputations for quality, service and timeliness, and provide specialized products and personalized services tailored to a geographic region or customer.  At the same time, our local operations benefit from centralized functions, such as purchasing, information technology, sales support, and accounting and finance, and the resources and scale efficiencies of an installation and distribution business that has a presence across the U.S. and Canada.

Unique ability to offset decreases in demand for services with our Specialty Distribution business.  During industry downturns many insulation contractors, who buy directly from manufacturers during industry peaks, return to purchasing through distributors for smaller shipments, less than a full truckload. This tends to drive incremental customers to our Specialty Distribution business, which can help offset a decrease in demand for installation services in our Installation business during market slowdowns.  We believe that our leadership position in both installation and specialty distribution businesses helps to reduce exposure to cyclical swings in our lines of business.

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

Major Customers

We have a diversified portfolio of customers.  Our top customer accounted for approximately four percent of our total revenues for the year ended December 31, 2024.  Our top ten customers accounted for approximately 12 percent of our total sales in 2024.

Suppliers

Our businesses depend on our ability to obtain an adequate supply of high-quality products and components from manufacturers and other suppliers.  We source the majority of our fiberglass building products from four primary U.S.-based residential fiberglass insulation manufacturers: CertainTeed, Johns Manville, Knauf, and Owens Corning.  Failure by our suppliers to provide us with an adequate supply of high-quality products on commercially reasonable terms, or to comply with applicable legal requirements, could have a material, adverse effect on our financial condition or operating results.  We have positive relationships with our suppliers and work diligently with them to ensure the quality of materials.  Our current business model with material suppliers affords us flexibility in maximizing material purchasing, which is often driven by region, demand, supply, and pricing, without the constraints of exclusivity agreements.

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

Employee Recruiting & Retention

As of December 31, 2024, we had 13,984 employees (excluding contingent workers), of which 8,394 were installers.  714 of our employees were covered by 47 collective bargaining agreements that expire on various dates through 2027.  We believe that our relationships with our union partners are good.

To attract and retain experienced employees, we offer a positive culture and competitive compensation, benefits, and development programs to all our employees.  Our benefits and development programs are designed to meet the needs of a diverse employee workforce and include tuition reimbursement, career growth and professional development opportunities and tools, matching 401(k) contributions, multiple dental and medical plan options, and paid time off.

We take proactive steps to find quality sources of construction labor and our Friends and Family Referral Program remains a key source for recruiting and retaining installers.  This program has been very successful since its launch in 2020, and in 2024 led to the hiring and retention of 1,192 installers.  In addition, we hire directly from the local communities in which our branches operate, and we partner with organizations that help source talent with diverse backgrounds, including organizations in support of veterans, refugees, and trade school students and graduates.

Voluntary turnover across all employee categories in 2024 was 24.7%, which is an improvement from our 2023 turnover rate of 30%. We attribute our effective retention rate to a positive employee experience featuring competitive wages, comprehensive benefits, meaningful work, and a sense of belonging and purpose.

Employee Development

To build a pipeline of leadership talent, we recruit internally and externally into our Manager in Training (MIT) program, which is designed to foster the development of participants into leaders across our Company.  The program lasts 12-20 months and participants are supported by our executive management team as they are immersed in all aspects of our operations and directly serve and support our customers and suppliers.  Upon completion, successful participants are regularly promoted into branch leadership roles within our Company.  Participants enter the MIT program on a rolling basis and in 2024 we had an average of 25-30 participants in the program at any given time, which is the highest in our Company’s history.

Additionally, in 2024 we introduced the Leadership Academy, which features two key leadership courses: Foundations of Leadership and Advanced Leadership Principles.  Participants are nominated by the Company’s senior leaders and take part in a 6-month program teaching inspirational leadership, personal leadership awareness, team management, people development, leadership skills, and the importance of high performing teams. The Leadership Academy aligns with TopBuild’s core values and leadership expectations and is designed to promote both personal and organizational growth.

Workforce Diversification

As of December 31, 2024, our employees self-identified as 46.8% Hispanic, 34.1% White, 7.4% Black, 3.8% Other or Multi Race, and 7.8% Undisclosed.  Our employees represent a higher racial diversification than both the construction industry average and the total U.S. workforce, as reported by the Bureau of Labor Statistics (December 2024).  In addition, our workforce self-identifying as female as of December 31, 2024, was 11.6%, which is in line with the U.S. construction industry female workforce, as reported by the Bureau of Labor Statistics (December 2024).  Our corporate leadership team (managers and above) self-identified as approximately 37.7% female, and of all leaders (managers and above) 28.3% identify as non-white or undisclosed.

*Sums to greater than or less than 100% due to multi-racial reporting.

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

To achieve continuous improvement in safety, we provide our employees with ongoing safety training, information, and programs.  Training commences upon employee onboarding and continues with regular sessions delivered throughout the year.  All new hires must complete our standard safety curriculum and we require a minimum number of annual training hours thereafter.  We provide training sessions in-person, online or on-demand, with specific training assigned by job and work scope.  All safety training programs are available in the employee’s preferred language and attending employees are evaluated for understanding through written, verbal, and skill-based assessments.  During 2024, we assigned each of our employees an average of 13.0 hours of safety training.

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

We closely monitor injury trends and conduct extensive research to better understand and improve our safety performance.  In 2024, we experienced no fatalities.  Our company-wide injury rate was 1.95 and our lost time case rate was 0.61, each of which is significantly below the industry average of 3.6 and 1.5, respectively, as reported by the Bureau of Labor and Statistics for NAICS 23831 (2023).  Our incident rates do not include the impact of acquired companies in the year of acquisition.

Community Involvement

TopBuild has a longstanding commitment to making a positive impact on the communities in which we live and work. Through our affiliate partnerships, we support initiatives that create positive and lasting improvements in these communities:

Habitat for Humanity: Our 2024 Habitat for Humanity Golf Tournament was our largest event ever, raising a total of $1.0 million. Since 2016, TopBuild and its supplier partners have contributed nearly $5.0 million to help Habitat for Humanity realize its vision of providing families with safe and affordable housing.  Alongside monetary donations, TopBuild and its employees have provided material donations, countless volunteer hours, and attended numerous dedication ceremonies to celebrate families and their entry into home ownership. Together, TopBuild and Habitat for Humanity have helped build better lives, strengthening our communities one family at a time.

NASCAR Foundation: In 2024, TopBuild continued its partnership with the NASCAR Foundation and was a primary sponsor of their Speedy Bear Brigade initiative, which provided 4,000 pediatric patients across the country with a teddy bear, other toys, and a personalized ‘Get Well Soon’ card, making their hospital stays more comfortable.

Payit4ward: TopBuild sponsored Payit4ward’s annual summer Back to School Drive by donating over 2,000 backpacks for the event. In partnership with other volunteers from the community, our employees helped fill the backpacks with school supplies, ensuring thousands of underserved children were prepared and excited for their first day of school.

American Red Cross: In 2024, TopBuild donated $25,000 to the American Red Cross to help provide aid to families impacted by storms and other natural disasters.

Sophie’s Circle: In 2024, TopBuild employees helped raise $5,000 to provide food, shelter, and medical care to animals in our community.

Salvation Army: TopBuild is an active supporter of the Salvation Army and their Angel Tree program. In 2024, our employees purchased holiday gifts for 75 children, along with providing financial support to help the Salvation Army offer humanitarian aid to individuals and families in need throughout the year.

Employee Engagement

Employee feedback and engagement are critical as we continue to foster a positive work environment and employee experience. In addition to new-hire and exit surveys, we conduct all-employee engagement surveys administered by a third party. The most recent survey took place in 2023 and 60% of our employees responded. We are proud that our engagement index score was 85%, representing positive feedback on questions related to pride in our Company, a sense of accomplishment, and an intent to stay. We shared the results of our survey with our employees, leadership at all levels and locations, and with our Board. While the survey results were positive, we understand that we must continue to listen to our employees and prioritize action in areas of improvement identified by the survey respondents.

In 2024, TopBuild was certified as a Great Place to Work® for the second consecutive year. This two-step certification process includes employee feedback to a third-party survey and a questionnaire about the workforce and culture. We are proud to report that 81% of our surveyed employees say that TopBuild is a great place to work, as compared to 57% of employees at a typical U.S. based company. (Source: Great Place To Work® 2021 Global Employee Engagement Study.)

TopBuild was also named to Forbes’ America’s Best Companies 2025 inaugural list.  This is Forbes’ most comprehensive company ranking, assessing thousands of U.S.-headquartered public companies against more than 60 metrics and 11 primary categories to identify the top 300 companies that excel across the board.  The measured categories include financial strength, employee and customer sentiment, and workforce stability. TopBuild is proud of this recognition of our growth and success.

We believe each employee plays an important role in creating a culture of belonging and an environment where we can thrive, and we look forward to celebrating these achievements and working to ensure that TopBuild remains an excellent place to work.

Executive Officers

Set forth below is information about our executive officers. There are no family relationships among any of the officers named below.

Robert M. Buck, age 55

•	Chief Executive Officer and President since January 1, 2021
•	President and Chief Operating Officer from June 2015 – December 2020

•	Group Vice President of Masco from 2014 – June 2015, responsible for the Installation and Other Services Segment consisting of both Masco Contractor Services and Specialty Distribution
•	President of Masco Contractor Services from 2009 – 2014

Robert M. Kuhns, age 51

•	Vice President and Chief Financial Officer since March 2022
•	Vice President, Controller from July 2018 – March 2022
•	Senior Director, Assistant Corporate Controller of Mohawk Industries, Inc. from July 2015 – July 2018
•	Senior Director, International Finance of Mohawk Industries, Inc. from March 2013 – July 2015

Luis F. Machado, age 62

•	Vice President, General Counsel and Corporate Secretary since August 2020
•	Vice President, General Counsel and Secretary of CTS Corporation from 2015 – August 2020
•	Senior Vice President, Legal, and Assistant Secretary of L Brands, Inc. from 2010 – 2015

Jennifer J. Shoffner, age 52

•	Chief Human Resources Officer since August 2020
•	Vice President, Talent Management from February 2020 – August 2020
•	Vice President, Human Resources of Liberty Hardware, a Masco Company, from 2006 – 2011 and 2013 – January 2020

Joseph M. Viselli, age 57

•	Vice President and Chief Growth Officer since October 2024
•	Vice President and Chief Operating Officer from October 2022 – October 2024
•	Senior Vice President and General Manager of Distribution International from June 2020 – October 2022
•	Senior Vice President and General Manager of Silvercote from June 2019 – October 2022
•	General Manager of Silvercote and Senior Vice President of Knauf Insulation from February 2017 – June 2019

Steven P. Raia, age 69

•	President, TopBuild Special Operations and Executive Adviser since January 2024
•	President, TruTeam Operations from March 2019 – January 2024
•	Senior Vice President of Operations, from November 2015 – March 2019
•	Various operations management and roles in insulation businesses prior to 2015

Jeffrey M. Krestancic, age 41

•	President, TruTeam since January 2024
•	Senior Vice President, TruTeam Operations from May 2023 – January 2024
•	Vice President, TruTeam Operations from July 2021 to May 2023
•	Regional Director, TruTeam from April 2017 to July 2021
•	Various operations management and roles in insulation business prior to April 2017

Legislation and Regulation

We are subject to U.S. and Canadian federal, state, provincial, and local laws and regulations, particularly those pertaining to health and safety (including protection of employees and consumers), labor standards/regulations, contractor licensing, and environmental matters.  In addition to complying with currently effective legal requirements and preparing for upcoming requirements, even more stringent legal requirements could be imposed on our industries.  Additionally, some of our products and services require certification by industry or other organizations. Maintaining compliance with potentially changing legal requirements and industry standards may require us to alter our specialty distribution and installation processes and our sourcing, which could adversely impact our business.  Further, as discussed in our Item 1A (Risk Factors), if we do not effectively and timely comply with legal requirements and industry standards, our operating results could be negatively affected.

Additional Information

We provide our Annual Reports, Quarterly Reports, Current Reports and amendments to those reports free of charge on our website, www.topbuild.com, as soon as reasonably practicable after these reports are filed with or furnished to the SEC.  We also provide information relating to our policies and practices, and safety metrics, on our website.  Information contained on our website is not incorporated by reference into this Form 10-K, and you should not consider information contained on our website to be part of this Form 10-K or in deciding whether to purchase shares of our common stock.

Use of our Website to Distribute Company Information

We use our website, www.topbuild.com, as a channel of distribution and routinely post important Company information including press releases, investor presentations and financial information. We may also use our website to expedite public access to time-critical information regarding our Company in advance of or in lieu of distributing a press release simultaneously with a filing with the SEC disclosing the same information. Visitors to our website can also register to receive automatic e-mail and other notifications alerting them when new information is made available.

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

Failure by our suppliers to provide us with an adequate supply of high-quality products on commercially reasonable terms, or to comply with applicable legal requirements, could have a material adverse effect on our financial condition or operating results. While we believe that we have positive relationships with our suppliers, the fiberglass insulation industry has encountered both shortages and periods of significant oversupply during past housing market cycles, leading to volatility in prices and allocations of supply, which affect our results. Fiberglass insulation has been on allocation for significant periods in the recent past through the date of this Annual Report. While we do not believe we depend on any sole or limited source of supply, we source the majority of our building products, primarily insulation, from a limited number of large suppliers.  The loss of a large supplier, or a substantial decrease in the availability of products or components from our suppliers for any reason, could disrupt our business and adversely affect our operating results.

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

We may not be able to identify new products or new product lines and integrate them into our specialty distribution or installation network, which may impact our ability to compete.  Our expansion into new markets may present competitive, distribution, installation, and regulatory challenges that differ from current ones.

Our business depends, in part, on our ability to identify future products and product lines that complement existing products and product lines and that respond to our customers’ needs. We may not be able to compete effectively unless our product selection keeps up with trends in the markets in which we compete, or trends in new products, which could cause us to lose market share. Our expansion into new markets, new products, or new product lines may present competitive, distribution, installation, and regulatory challenges, as well as divert management’s attention away from our core business. In addition, the inability to integrate new products and product lines into our specialty distribution or installation network could affect our ability to compete.

Risks Relating to Events Beyond Our Control

A decline in general economic conditions could materially reduce demand for our services or the products that we distribute.

Demand for our products and services depends heavily on the operating level of our customers and the economic factors that affect them, including general economic conditions and the financing and interest rate environment. In a recession or economic downturn, our customers may materially reduce construction or industrial activities because of lower consumer demand, which in turn will decrease their need for our services and the products that we distribute. Further, periods during which interest rates remain elevated, or are perceived or expected to remain elevated, may dampen demand in the housing or construction markets that we serve or negatively impact our stock price. Volatile economic and credit conditions and elevated interest rates also make it more difficult for our customers to forecast and plan future business activities and may prevent them from ordering our products or services as frequently or in the quantities they otherwise would. We may experience materially adverse impacts to our business because of any economic recession, slowing in the rate of growth, interest rate changes, or other economic factors negatively affecting affordability of residential housing or commercial construction.

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

Our business results also depend upon our branch managers and sales personnel, including those of businesses acquired.  Our ability to control labor costs and attract qualified labor is subject to numerous external factors including prevailing wage rates, the labor market, the demand environment, the impact of legislation or regulations governing wages and hours, labor relations, immigration, healthcare benefits, and insurance costs.  In addition, we compete with other companies to recruit and retain qualified installers, truck drivers, warehouse workers, and other laborers in a tight labor market, and we invest significant resources in training and motivating them to maintain a high level of job satisfaction.  These positions generally have high turnover rates, which can lead to increased training and retention costs. If we fail to attract qualified labor on favorable terms, we may not be able to meet the demand of our customers, which could adversely impact our business, financial condition, and results of operations.

Changes in employment and immigration laws and regulations may adversely affect our business.

Various federal and state labor laws and regulations govern the relationship with our employees and impact operating costs.  These laws include, but are not limited to, employee classification as exempt or non-exempt for overtime and other purposes; workers’ compensation rates; immigration status; mandatory health benefits; tax reporting; and other wage and benefit requirements. We have significant exposure to changes in laws governing our relationships with our employees, including wage and hour laws and regulations, fair labor standards, minimum wage requirements, overtime pay, unemployment tax rates, workers’ compensation rates, citizenship requirements, payroll taxes, and the enforcement of non-competition agreements, as well as vaccination and testing mandates which may be imposed in connection with the occurrence of pandemic or health concerns, which changes would have a direct impact on our operating costs.  Significant additional government-imposed increases in the preceding laws, regulations, or requirements could have a material adverse effect on our business, financial condition, and results of operations.

In addition, certain states in which we operate are considering or have already adopted new immigration laws or enforcement programs, and the U.S. Congress and Department of Homeland Security from time to time considers and implements changes to federal immigration laws, regulations, or enforcement programs.  These changes may increase our compliance and oversight obligations or cause labor shortages or challenges in hiring labor, which could subject us to additional costs and make our hiring process more cumbersome, or reduce the availability of potential employees. Although we verify the employment eligibility status of all our employees, including through participation in the “E-Verify” program where required, some of our employees may, without our knowledge, be unauthorized workers.  Use of the verification tools and/or “E-Verify” program does not guarantee that we will properly identify all applicants who are ineligible for employment.  Unauthorized workers are subject to deportation and may subject us to fines or penalties and, if any of our workers are found to be unauthorized, we could experience adverse publicity that negatively impacts our brand and may make it more difficult to hire and retain qualified employees, which could disrupt our operations.  We could also become subject to fines, penalties, and other costs related to claims that we did not fully comply with all recordkeeping obligations of federal and state immigration laws. Changes to immigration laws may have an indirect impact on our business if other construction trades are impacted, potentially lengthening the construction cycle or increasing competition for labor. These factors could have a material adverse effect on our business, financial condition, and results of operations.

Union organizing activity and work stoppages could delay or reduce the availability of products that we install and increase our costs.

As of December 31, 2024, 714 of our employees were covered by 47 collective bargaining agreements that expire on various dates through 2027.  Any inability by us to negotiate collective bargaining arrangements could cause strikes or other work stoppages, and new contracts could result in increased operating costs.  If any such strikes or other work stoppages occur, or if other employees become represented by a union, we could experience a disruption of our operations and higher labor costs.  Further, if a significant number of additional employees were to unionize, including in the wake of any future legislation or regulation that makes it easier for employees to unionize, these risks would increase.  In addition, certain of our suppliers have unionized work forces, and certain of the products we install and/or distribute are transported by unionized truckers.  Strikes, work stoppages, or slowdowns could result in slowdowns or closures of facilities where the products that we install and/or distribute are manufactured, or could affect the ability of our suppliers to deliver such products to us.  Any interruption in the production or delivery of these products could delay or reduce availability of these products and increase our costs.

Our business relies significantly on the expertise of our employees and we generally do not have intellectual property that is protected by patents.

Our business is significantly dependent upon our expertise in installation and distribution logistics, and the application of building science.  We rely on a combination of trade secrets and contractual confidentiality provisions and, to a much lesser extent, copyrights and trademarks, to protect our proprietary rights.  Accordingly, our intellectual property is more vulnerable than it would be if it were protected primarily by patents.  We may be required to spend significant resources to monitor and protect our proprietary rights, and in the event a misappropriation or breach of our proprietary rights occurs, our competitive position in the market may be harmed.  In addition, competitors may develop competing technologies and expertise that renders our expertise obsolete or less valuable.

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

Our ability to successfully implement our business plan and achieve targeted financial results is dependent on our ability to successfully integrate acquired businesses.  The process of integrating acquired businesses, may expose us to operational challenges and risks, including, but not limited to:

•	the ability to profitably manage acquired businesses or successfully integrate the acquired business’ operations, financial reporting, and accounting control systems into our business;
•	the expense of integrating acquired businesses;
•	increased indebtedness;
•	the loss of installers, suppliers, customers or other significant business partners of acquired businesses;
•	potential impairment of goodwill and other intangible assets;
•	risks associated with the internal controls and accounting policies of acquired businesses;
•	diversion of management’s attention due to the increase in the size of our business;

•	the ability to fund cash flow shortages that may occur if anticipated revenue is not realized or is delayed, whether by general economic or market conditions, or unforeseen internal or external difficulties;
•	the availability of funding sufficient to meet increased capital needs;
•	difficulties in the assimilation of different corporate cultures and business practices;
•	the inability to retain vital employees or hire qualified personnel required for expanded operations;
•	failure to identify all known and contingent liabilities during due diligence investigations; and
•	the insufficiency of indemnification granted to us by sellers of acquired companies.

Failure to successfully integrate any acquired business may result in reduced levels of revenue, earnings, or operating efficiency than might have been achieved if we had not acquired such business.  In addition, our past acquisitions’ results, and any future acquisitions could result in the incurrence of additional debt and related interest expense, contingent liabilities, and amortization expenses related to intangible assets, which could have a material adverse effect on our financial condition, operating results, and cash flow.

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

We may not be able to realize anticipated cost savings, revenue enhancements, or other synergies from future acquisitions, either in the amount or within the time frame that we expect.  In addition, the costs of achieving these benefits may be higher than, and the timing may differ from, what we expect.  Our ability to realize anticipated cost savings, synergies, and revenue enhancements may be affected by a number of factors, including, but not limited to, the following:

•	the use of more cash or other financial resources on integration and implementation activities than we expect;
•	unanticipated increases in expenses unrelated to any future acquisition, which may offset the expected cost savings and other synergies from any future acquisition;
•	our inability to eliminate duplicative back office overhead and redundant selling, general, and administrative functions; and
•	our inability to avoid labor disruptions in connection with the integration of any future acquisition, particularly in connection with any headcount reduction.

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

We rely on manufacturers and other suppliers to provide us with most of the products we install and distribute.  Because we do not have direct control over the quality of products manufactured or supplied by third-party suppliers, we are exposed to risks relating to the quality of those products.  In addition, we are exposed to potential claims arising from the conduct of our employees, homebuilders, and other subcontractors, for which we may be liable contractually or otherwise.

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

We are subject to national, state, provincial, and local government regulations, particularly those pertaining to health and safety, including protection of employees and consumers, employment laws, including immigration and wage and hour regulations, contractor licensing, data privacy, cybersecurity, and climate and environmental laws and regulations.  In addition to complying with current requirements, even more stringent requirements could be imposed in the future by the Securities and Exchange Commission and other governmental authorities, or by the states and provinces in which we operate.  Compliance with these regulations and industry standards is costly and may require us to invest additional resources into our compliance infrastructure, thereby increasing our cost structure.  We may also be required to alter our installation and distribution processes, product sourcing, or business practices, which could make recruiting and retaining labor in a tight labor market more challenging.   If we do not effectively and timely comply with such regulations and industry standards, our results of operations could be negatively affected, and we could become subject to substantial penalties or other legal liability.

We are subject to environmental regulation and potential exposure to environmental liabilities.

We are subject to various federal, state, provincial, and local environmental laws and regulations. Although we believe that we operate our business, including each of our locations and acquired businesses, in compliance with applicable laws and regulations and maintain all material permits required under such laws and regulations to operate our business, we may be held liable or incur fines or penalties in connection with such requirements. In addition, environmental laws and regulations, including those related to energy use and climate change, may become more stringent over time, and any future laws and regulations could have a material impact on our operations or require us to incur material additional expenses to comply. We may be subject to environmental claims or liabilities arising from the ownership or operation of acquired businesses for the periods prior to our acquisition. If we are unable to successfully obtain insurance coverage or enforce our indemnification rights against the former owners regarding such liabilities or claims, or if the former owners are unable to satisfy their obligations for any reason, we could be held liable for such liabilities or claims, which could adversely affect our financial condition and results of operations.

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

Each of our lines of business is impacted by building codes and consumer preferences, including a focus on energy efficiency.  Our competitive advantage is due, in part, to our ability to respond to changes in consumer preferences and building codes.  However, if our installation and distribution services and our expertise in building sciences do not adequately or quickly adapt to changing preferences and building standards, we may lose market share to competitors, which would adversely affect our business, results of operation, financial condition, and cash flows.  Further, our growth prospects could be harmed if consumer preferences and building standards do not evolve towards more energy efficient service offerings, which tend to increase demand for our service offerings.

Risks Relating to the Industry in Which We Operate

Our business relies on residential new construction, commercial construction and industrial manufacturing activity, and to a lesser extent on residential repair/remodel, all of which are cyclical.

Demand for our services is cyclical and highly sensitive to general macroeconomic and local economic conditions over which we have no control.  Macroeconomic and local economic conditions, including consumer confidence levels, fluctuations in home prices, unemployment and underemployment levels, income and wage growth, student loan debt, household formation rates, mortgage tax deduction limits, the age and volume of the housing stock, the availability of home equity loans and mortgages and the interest rates for such loans, and other factors, affect consumers’ discretionary spending on both residential new construction projects and residential repair/remodel activity.  The commercial and industrial construction markets are affected by macroeconomic and local economic factors including, but not limited to, general economic conditions, cost of financing, credit availability, material costs, labor rates, vacancy and absorption rates, manufacturing capacity and demand, technological advancements, foreign and domestic competition, zoning and building regulations, and import and export activity.  Changes or uncertainty regarding these and similar factors could adversely affect our results of operations and our financial position.

We face significant competition, and increased competitive pressure may adversely affect our business, financial condition, results of operations and cash flows.

The market for the specialty distribution and installation of building products and materials is highly fragmented and competitive, and barriers to entry are relatively low.  Our Installation competitors include national contractors, regional contractors, and local contractors, and we face many or all of these competitors for each project on which we bid.  Our Specialty Distribution competitors include numerous specialty insulation distributors on a national, regional, and local level, as well as broad-line distributors that offer competitive products.  In some instances, our Specialty Distribution business sells products to companies that may compete directly with our installation service business.  We also compete with broad line building products distributors, big box retailers, insulation manufacturers, and mechanical insulation fabricators.  In addition to price, we believe that competition in our industry is based largely on existing customer relationships, customer service, and the quality and timeliness of installation services and distribution product deliveries in each local market.  In the event that increased demand leads to higher prices for the products we sell and install, we may have limited ability to pass on price increases in a timely manner, or at all, due to the fragmented and competitive nature of our industry.

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

A portion of our operations are conducted in Canada.  As a result, our operating results and financial condition could be materially adversely affected by economic, political, health, regulatory and other factors existing outside of the United States.  Our foreign operations are subject to inherent risks, which may materially adversely affect us, including: political and economic changes or instability; expropriation or the imposition of government controls; changes in government regulations; export requirements; trade restrictions; earnings repatriation and expatriation restrictions; exposure to different legal standards, including related to intellectual property and data privacy; health conditions and standards; currency controls; fluctuations in exchange rates; increases in the duties, tariffs, and taxes we pay (directly or indirectly); inflation or deflation; greater difficulty in collecting accounts receivable and longer payment cycles; changes in labor conditions, staffing, and managing our foreign operations; limitations on insurance coverage against geopolitical risks, natural disasters, and business operations; and communication among management and foreign operations.  In addition, these same factors may also place us at a competitive disadvantage compared to local competitors.

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

Our operations are dependent upon our information technology systems, including systems run by third-party vendors which we do not control, to operate our business including, but not limited to managing customer orders on a timely basis, coordinating our installation and specialty distribution activities across locations, and managing invoicing.  If we experience problems with our information technology systems, we could experience, among other things, delays in receiving customer orders, placing orders with suppliers, and scheduling production, installation services, deliveries, shipments, invoicing, or collections.

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

In addition to the disruptions that may occur from interruptions in our information technology systems, cybersecurity threats and sophisticated and targeted cyberattacks pose a risk to our information technology systems.  We have established security policies, processes and defenses designed to help identify and protect against intentional and unintentional misappropriation or corruption of our information technology systems and disruption of our operations.  Despite these efforts, our information technology systems may be damaged, disrupted or shut down due to attacks by unauthorized persons, malicious software, computer viruses, undetected intrusion, hardware failures, or other events, and in these circumstances our disaster recovery plans may be ineffective or inadequate.  These breaches or intrusions could lead to business interruptions, exposure of proprietary or confidential information, data corruption, damage to our reputation, exposure to legal and regulatory proceedings, and other costs.  Such events could have an adverse impact on our financial condition, results of operations and cash flows.  We maintain monitoring practices and protections of our information technology to reduce these risks and test our systems on an ongoing basis for potential threats. In addition, we could be adversely affected if any of our significant customers or suppliers experience any similar events that disrupt their business operations or damage their reputations. There can be no assurance that our efforts will prevent the occurrence of a security breach of our databases or systems that could adversely affect our business.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 1C.  CYBERSECURITY RISK MANAGEMENT, STRATEGY AND GOVERNANCE

Cybersecurity Risk Management Program

We recognize the importance of maintaining the integrity of our information technology systems and safeguarding the confidential business and personal information we receive and store about our employees, customers and suppliers.  We have a cybersecurity risk management program in place to identify, assess, and manage risks from cybersecurity threats.  Our cybersecurity risk management program is designed to employ industry best practices across our operations and business functions, including monitoring and analysis of the threat environment, vulnerability assessments, and third-party cybersecurity risks; detecting and responding to cyber attacks, cybersecurity incidents, and data breaches; cybersecurity crisis preparedness, incident response plans, and business continuity and disaster recovery capabilities; and investments in cybersecurity infrastructure and program needs.  Among the key features of our program are:

•	Periodic independent, third-party reviews of our program and its maturity based on the National Institute of Standards and Technology (NIST) cybersecurity framework;
•	Strategic engagements of consulting firms and legal advisors to advise the Board and our executive officers regarding the structure and oversight of our cybersecurity risk management program, cyber strategy framework evolution, risk-based assessments, incident response services, and cyber technology;
•	Consulting with external advisors and specialists on specific projects regarding opportunities and enhancements to strengthen our cyber practices and policies on an as needed basis;
•	Periodic review of SOC1 and SOC2 audit reports submitted by our strategic third-party technology suppliers, as prepared by their external auditors;
•	Ongoing cybersecurity training for employees; and
•	Periodic testing of incident response procedures.

In addition to the third parties described above, we regularly engage consultants, advisors, service providers and other third parties to help test, develop and manage our cybersecurity risk management program.

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

Incident Response Procedures

We have in place a cyber incident response plan outlining procedures to follow in the event of a cybersecurity incident.  Under the plan, we established a cross-functional critical response team (CRT) with expertise in various subject matter areas responsible for initiating and leading our incident response procedures.  The CRT is under the direction of our Chief Information Officer and is comprised of our Director of Information Technology, Chief Accounting Officer, Assistant General Counsel and Chief Compliance Officer, Senior Manager of Risk and Insurance, and certain other members of management.  The plan provides that our CRT will conduct an impact assessment in the event of a cybersecurity incident meeting pre-established criteria, or which may otherwise impact the operations or finances of the Company.  If any such cybersecurity incident is determined by the CRT to have the potential to materially impact the Company, such event would be elevated for further review and assessment by a senior leadership team consisting of our Chief Executive Officer, Chief Financial Officer, General Counsel and other members of our executive leadership team.  Under certain circumstances, such review and assessment would include reporting to and oversight of the Board.

Governance

Our full Board is responsible for oversight of risks from cybersecurity threats, including our cybersecurity risk management program.  In carrying out its oversight responsibilities, the Board receives regular cybersecurity program updates and quarterly scorecard assessments from our Chief Information Officer, which cover topics related to information security, privacy and cyber risks, and our risk management processes, including the status of any recent cybersecurity events meeting specified criteria, the emerging threat landscape, and the status of capital investments in our information security infrastructure.

At a management level, our cybersecurity risk management program is led by our Chief Information Officer, who reports to our Chief Executive Officer.  Under our Chief Information Officer’s leadership, the cybersecurity team implements and provides governance and functional oversight for cybersecurity controls and services.  The team’s credentials include Certified Chief Information Security Officer, Certified Information Security Manager and Certified Information Systems Security Professional.

To help identify, assess, and manage risks from cybersecurity threats, we have integrated cybersecurity risk management into our broader, Company-wide enterprise risk management (ERM) evaluation and strategy process, which is led by our executive officers, overseen by the Audit Committee of the Board, and reviewed annually by the full Board.  Our ERM process takes a top-down, enterprise view of material risks impacting our Company, including credit, liquidity, strategy, cybersecurity, and operational risks, and is an ongoing process consisting of risk identification, risk rating, analysis and action plans, and reporting and monitoring.  Employees responsible for assessing identified risks deliver an update quarterly to our senior leadership team, which consists of our Chief Executive Officer, Chief Financial Officer, Chief Information Officer, General Counsel, Chief Human Resources Officer, Chief Growth Officer, and Vice President of Supply Chain.  Status updates with respect to these risk areas are delivered quarterly by management to the Audit Committee of the Board, and full risk assessment results are presented by management annually to the full Board.

Item 2.  PROPERTIES

We operate approximately 250 Installation branch locations and approximately 190 Specialty Distribution centers in the United States and Canada, most of which are leased.  Our 65,700 square foot Branch Support Center is leased and located at 475 North Williamson Boulevard in Daytona Beach, FL 32114.  This lease expires in June 2029, assuming no exercise of any options set forth in the lease.  We believe that our facilities have sufficient capacity and are adequate for our installation and specialty distribution requirements.

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

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders of our Common Stock.  Our common stock is traded on the NYSE under the symbol “BLD”.  As of February 18, 2025, there were 1,309 holders of our issued and outstanding common stock.

Dividends.  No dividends were paid during the years ended December 31, 2024 and 2023. Our Credit Agreement, in certain circumstances, limits the amount of dividends we may distribute.  We do not anticipate declaring cash dividends to holders of our common stock in the foreseeable future.

Issuer Purchases of Equity Securities. We have $188.1 million remaining under our 2024 Share Repurchase Program. The following table provides information regarding the repurchases of our common stock for the three months ended December 31, 2024, in thousands, except share and per share data:

Period	Total Number of Shares Purchased	Average Price Paid per Common Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2024 - October 31, 2024	-	-	-	$235,220
November 1, 2024 - November 30, 2024	56,642	$364.95	56,642	$214,548
December 1, 2024 - December 31, 2024	78,230	338.67	78,230	$188,054
Total	134,872	$349.71	134,872

Excluded from this disclosure are shares repurchased to settle statutory employee tax withholdings related to the vesting of stock awards.

Performance Graph and Table. The following graph and table compare the cumulative total return of our common stock for the five-year period beginning January 1, 2020, through December 31, 2024, with the total cumulative return of the Russell 2000 Index, the Standard & Poor’s 500 Index, and the Standard & Poor’s 1500 Building Products Index. The graph and table assume an initial investment of $100 in our common stock and each of the three indices at the opening of business on January 1, 2020, and reinvestment of dividends.

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
TopBuild Corp.	$100	$179	$268	$152	$363	$302
Standard & Poor's 500 Index	$100	$117	$148	$119	$148	$183
Russell 2000 Index	$100	$119	$135	$106	$122	$134
Standard & Poor's 1500 Building Products Index	$100	$128	$188	$144	$208	$250

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

In this section, we generally discuss the results of our operations for the year ended December 31, 2024, compared to the year ended December 31, 2023. For a discussion of the year ended December 31, 2023, to the year ended December 31, 2022, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 28, 2024, which discussion is hereby incorporated herein by reference.

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

Material Trends in Our Business

Residential New Construction

We did not see the acceleration in demand for single-family homes in the back half of 2024 that we anticipated earlier in the year.  Demand for single-family homes continues to be uneven across the country.

Multi-family starts were slow throughout 2024 and that has started to negatively impact sales.   We expect our multi-family sales will continue to be slow as we move into 2025.  Multi-family housing units typically require approximately 40% of the insulation that a single-family unit requires.

As a result of years of underbuilding in the United States an overall shortage of housing exists across the country.  In addition, we believe long-term demand for homes will continue to be supported by strengthening energy efficiency requirements and increased household formations.  As a result, we continue to be optimistic about the long-term fundamentals of our business.

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

The following table sets forth our net sales, gross profit, operating profit, and margins, as reported in our Consolidated Statements of Operations, in thousands:

	Year Ended December 31,
	2024	2023
Net sales	$5,329,803	$5,194,694
Cost of sales	3,704,885	3,590,874
Cost of sales ratio	69.5%	69.1%

Gross profit	1,624,918	1,603,820
Gross profit margin	30.5%	30.9%

Selling, general, and administrative expense	738,575	724,995
Selling, general, and administrative expense to sales ratio	13.9%	14.0%

Operating profit	886,343	878,825
Operating profit margin	16.6%	16.9%

Other expense, net	(45,555)	(53,342)
Income tax expense	(218,186)	(211,229)
Net income	$622,602	$614,254
Net margin	11.7%	11.8%

Comparison of the Years Ended December 31, 2024 and December 31, 2023

Sales and Operations

Net sales for 2024 increased 2.6 percent, or $135.1 million, to $5.3 billion.  The increase was driven by a 2.5 percent increase in sales from acquisitions and a 1.1 percent impact from higher selling prices, partially offset by a 0.7 percent decline in sales volume and a decline of 0.3 percent driven by the disposition of a non-core business.

Our gross profit margins were 30.5 percent and 30.9 percent for 2024 and 2023, respectively. The decline in gross profit margin is primarily due to higher material costs and lower benefit of sales mix, partially offset by improved productivity and higher selling prices.

Selling, general, and administrative expenses as a percentage of sales were 13.9 percent and 14.0 percent for 2024 and 2023, respectively.

Operating margins were 16.6 percent and 16.9 percent for 2024 and 2023, respectively. The decline in operating margin was due to higher material costs and lower benefit sales mix, partially offset by higher selling prices and productivity initiatives.

Other Expense, Net

Other expense, net, decreased $7.8 million to $45.6 million in 2024 from $53.3 million in 2023. The decrease is primarily related to $5.1 million higher interest income due to higher average levels of invested cash balances throughout the year and $1.5 million lower interest expense due to declining interest rates in the fourth quarter of 2024.

Income Tax Expense

Our effective tax rate increased from 25.6 percent in 2023 to 26.0 percent in 2024.  The higher 2024 rate was primarily related to share-based compensation.

2024 and 2023 Business Segment Results

The following table sets forth our net sales and operating profit information by business segment, in thousands:

	Year Ended December 31,
	2024	2023	Percent Change
Net sales by business segment:
Installation	$3,294,630	$3,188,232	3.3%
Specialty Distribution	2,340,837	2,268,339	3.2%
Intercompany eliminations	(305,664)	(261,877)
Net sales	$5,329,803	$5,194,694	2.6%

Operating profit by business segment (a):
Installation	$649,162	$644,392	0.7%
Specialty Distribution	352,431	330,938	6.5%
Intercompany eliminations	(49,834)	(44,438)
Operating profit before general corporate expense	951,759	930,892	2.2%
General corporate expense, net (b)	(65,416)	(52,067)
Operating profit	$886,343	$878,825	0.9%

Operating profit margins:
Installation	19.7%	20.2%
Specialty Distribution	15.1%	14.6%
Operating profit margin before general corporate expense	17.9%	17.9%
Operating profit margin	16.6%	16.9%
(a)	Segment operating profit includes an allocation of general corporate expenses attributable to the operating segments which is based on direct benefit or usage (such as salaries of corporate employees who directly support the segment).
(b)	General corporate expense, net includes expenses not specifically attributable to our segments for functions such as corporate human resources, finance and legal, including salaries, benefits, and other related costs. In our second quarter of 2024, we incurred an acquisition termination fee of $23.0 million. See Item 8. Financial Statements and Supplementary Data – Note 8. Segment Information and Note 15. Business Combinations.

2024 and 2023 Business Segment Results Discussion

Changes in operating profit margins in the following business segment results discussion exclude general corporate expense, net in 2024 and 2023, as applicable.

Installation

Sales

Sales increased $106.4 million, or 3.3 percent, in 2024 compared to 2023.  Sales increased 3.1 percent from our acquisitions and 1.3 percent from higher selling prices, partially offset by 0.6 percent decrease from lower sales volume and by a decline of 0.5 percent driven by the disposition of a non-core business.

Operating Results

Operating margins in the Installation segment were 19.7 percent and 20.2 percent for 2024 and 2023, respectively.  The decrease in operating margin was driven higher material costs and change in sales mix, partially offset by productivity initiatives and higher selling prices.

Specialty Distribution

Sales

Sales increased $72.5 million, or 3.2 percent, in 2024 compared to 2023.  Sales increased 1.3 percent from our acquisitions, 1.0 percent from higher sales volume and 0.9 from higher selling prices.

Operating Results

Operating margins in the Specialty Distribution segment were 15.1 percent and 14.6 percent for 2024 and 2023, respectively.  The increase in operating margin was driven by productivity initiatives and higher selling prices, partially offset by higher material costs.

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

The following table summarizes our total liquidity, in thousands:

	As of December 31,
	2024	2023
Cash and cash equivalents (a)	$400,318	$848,565

Revolving facility	500,000	500,000
Less: standby letters of credit	(63,770)	(63,770)
Availability under Revolving facility	436,230	436,230

Total liquidity	$836,548	$1,284,795
(a)	Our cash and cash equivalents consist of AAA-rated money market funds as well as cash held in our demand deposit accounts.

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

The following table summarizes our outstanding performance, licensing, insurance, and other bonds, in thousands:

	As of December 31,
	2024	2023
Outstanding bonds:
Performance bonds	$146,479	$145,982
Licensing, insurance, and other bonds	28,462	27,415
Total bonds	$174,941	$173,397

Cash Flows

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the periods indicated, in thousands:

	Year Ended December 31,
	2024	2023
Changes in cash and cash equivalents:
Net cash provided by operating activities	$776,026	$849,409
Net cash used in investing activities	(203,523)	(198,170)
Net cash used in financing activities	(1,016,272)	(43,836)
Impact of exchange rate changes on cash	(4,478)	1,093
Net (decrease) increase in cash and cash equivalents	$(448,247)	$608,496

Net cash flows provided by operating activities decreased $73.4 million for the year ended December 31, 2024, as compared to December 31, 2023.  Net income increased $8.3 million, or 1.4 percent, compared with the prior year period, driven by the impact of higher selling prices and our acquisitions, as well as productivity initiatives.  We also incurred increases in working capital accounts, specifically inventory and accounts payable, leading to more cash used in operations.

Net cash used in investing activities was $203.5 million for the year ended December 31, 2024, primarily comprised of $136.8 million for acquisitions and $69.3 million for purchases of property and equipment (primarily vehicles, equipment and computer hardware and software). Those uses were partially offset by $2.6 million of proceeds received from the sale of assets.  Net cash used in investing activities was $198.2 million for the year ended December 31, 2023, primarily comprised of $149.2 million for acquisitions and $64.0 million for purchases of property and equipment (primarily vehicles, equipment and computer hardware and software). Those uses were partially offset by $15.0 million of proceeds received from the sale of assets.

Net cash used in financing activities was $1.0 billion for the year ended December 31, 2024. During the year ended December 31, 2024, we used $966.4 million for the repurchase of common stock, $47.0 million for debt repayments, and $2.9 million net activity related to exercise of share-based incentive awards and stock options. Net cash used in financing activities was $43.8 million for the year ended December 31, 2023. During the year ended December 31, 2023, we used $40.1 million for debt repayments and $3.4 million net activity related to exercise of share-based incentive awards and stock options.

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

Revenue Recognition and Receivables

Revenue is disaggregated between our Installation and Specialty Distribution segments.  A reconciliation of disaggregated revenue by segment is included in Item 8. Financial Statements and Supplementary Data – Note 8. Segment Information. We recognize revenue for our Installation segment over time as the related performance obligation is satisfied with respect to each particular order within a given customer’s contract. Progress toward complete satisfaction of the performance obligation is measured using a cost-to-cost measure of progress method. The cost input is based on the amount of material installed at that customer’s location and the associated labor costs, as compared to the total expected cost for the particular order. The total expected cost is an estimate in the revenue recognition process, requires judgment, and is subject to variability throughout the duration of the contract as a result of contract modifications and other circumstances impacting job completion. Generally, this results in revenue being recognized as the customer is able to receive and utilize the benefits provided by our services. Each contract contains one or more individual orders, which are based on services delivered. When material and installation services are bundled in a contract, we combine these items into one performance obligation as the overall promise is to transfer the combined item.

Revenue from our Specialty Distribution segment is recognized when title to products and risk of loss transfers to our customers. This represents the point in time when the customer is able to direct the use of and obtain substantially all the benefits from the product. The determination of when control is deemed transferred depends on the delivery terms that are agreed upon in the contract.

The transaction price is the amount of consideration the Company expects to receive based on the arrangement with the customer. The duration of our contracts with customers is relatively short, generally less than a 90-day period, therefore there is not a significant financing component when considering the determination of the transaction price which gets allocated to the individual performance obligations, generally based on standalone selling prices. Additionally, we consider shipping costs charged to a customer as a fulfillment cost rather than a promised service and expense as incurred. Sales taxes, when incurred, are recorded as a liability and excluded from revenue on a net basis.

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

We perform our annual impairment testing of goodwill in the fourth quarter of each year, or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. When assessing goodwill for impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. If we conclude otherwise, then no further action is taken. We also have the option to bypass the qualitative assessment and only perform a quantitative assessment. For the years ended December 31, 2024 and 2023, we performed qualitative assessments.

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

When necessary, an impairment loss is recognized to the extent that a reporting unit’s recorded goodwill exceeds its fair value. In the fourth quarters of 2024 and 2023, we performed an assessment on our goodwill and determined that the estimated fair value of each reporting unit substantially exceeded its carrying value, and therefore the goodwill was not impaired.

We did not recognize any impairment charges for goodwill for the years ended December 31, 2024, 2023, and 2022. As of December 31, 2024, net goodwill reflected $762.0 million of accumulated impairment losses, relating primarily to impairment charges taken in 2008-2010 following the substantial decrease in U.S. housing starts after the financial crisis of 2007-2008.

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

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have a Term Loan outstanding with a principal balance of $487.5 million and a revolving facility with an aggregate borrowing capacity of $500.0 million. We also have outstanding 3.625% Senior Notes with an aggregate principal balance of $400.0 million and 4.125% Senior Notes with an aggregate principal balance of $500.0 million.  The 3.625% Senior Notes and 4.125% Senior Notes bear a fixed rate of interest and therefore are excluded from the calculation below as they are not subject to fluctuations in interest rates.

Interest payable on both the aggregate Term Loan and revolving facility is based on a variable interest rate.  As a result, we are exposed to market risks related to fluctuations in interest rates on this outstanding indebtedness.  As of December 31, 2024, the applicable interest rate as of such date was 5.46%.  Based on our outstanding borrowings as of December 31, 2024, a 100-basis point increase in the interest rate would result in a $4.7 million increase in our annualized interest expense.  There was no outstanding balance under the revolving facility as of December 31, 2024.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of TopBuild Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of TopBuild Corp. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition from Contracts with Customers

As described in Notes 1 and 3 to the consolidated financial statements, the Company’s total consolidated net sales was $5.3 billion for the year ended December 31, 2024. The Company's Specialty Distribution segment recognizes revenue when title to products and risk of loss transfers to customers. This represents the point in time when the customer is able to direct the use of and obtain substantially all the benefits from the product. The determination of when control is deemed transferred depends on the delivery terms that are agreed upon in the contract. The Company's Installation segment recognizes revenue over time as the related performance obligation is satisfied with respect to each particular order within a given customer’s contract. Progress toward complete satisfaction of the performance obligation is measured using a cost-to-cost measure of progress method. The cost input is based on the amount of material installed at that customer’s location and the associated labor costs, as compared to the total expected cost for the order. Generally, this results in revenue from the Installation segment being recognized as the customer is able to receive and utilize the benefits provided by the Company’s services. The transaction price is the amount of consideration the Company expects to receive based on the arrangement with the customer.

The principal consideration for our determination that performing procedures relating to revenue recognition from contracts with customers is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company's revenue recognition. Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s revenue recognition process.

These procedures also included, among others (i) testing revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents such as signed work agreements, purchase orders, contracts and change orders, proof of shipment or receipt, evidence of performance of work, and cash receipts, as applicable and (ii) testing a sample of outstanding customer invoice balances as of December 31, 2024 by obtaining and inspecting source documents, such as contracts, proof of shipment or receipt, evidence of performance of work and subsequent cash receipts, as applicable.

/s/ PricewaterhouseCoopers LLP

Tampa, Florida

February 25, 2025

We have served as the Company’s auditor since 2015.

TOPBUILD CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands except share amounts)

	As of December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$400,318	$848,565
Receivables, net of an allowance for credit losses of $18,541 at December 31, 2024, and $23,948 at December 31, 2023	751,612	799,009
Inventories	406,662	364,731
Prepaid expenses and other current assets	40,382	36,939
Total current assets	1,598,974	2,049,244

Right of use assets	189,146	204,629
Property and equipment, net	266,992	264,487
Goodwill	2,112,259	2,042,568
Other intangible assets, net	557,689	591,058
Other assets	10,366	10,865
Total assets	$4,735,426	$5,162,851

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$456,446	$469,585
Current portion of long-term debt	48,750	47,039
Accrued liabilities	191,786	187,217
Short-term operating lease liabilities	68,713	65,780
Short-term finance lease liabilities	1,487	1,917
Total current liabilities	767,182	771,538

Long-term debt	1,327,159	1,373,028
Deferred tax liabilities, net	240,343	243,930
Long-term portion of insurance reserves	57,700	58,783
Long-term operating lease liabilities	129,360	146,213
Long-term finance lease liabilities	2,618	4,150
Other liabilities	1,446	1,554
Total liabilities	2,525,808	2,599,196

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value: 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.01 par value: 250,000,000 shares authorized; 39,554,033 shares issued and 29,367,087 outstanding at December 31, 2024, and 39,492,037 shares issued and 31,776,039 outstanding at December 31, 2023	396	394
Treasury stock, 10,186,946 shares at December 31, 2024, and 7,715,998 shares at December 31, 2023, at cost	(1,681,230)	(699,327)
Additional paid-in capital	926,137	906,334
Retained earnings	2,993,521	2,370,919
Accumulated other comprehensive loss	(29,206)	(14,665)
Total equity	2,209,618	2,563,655
Total liabilities and equity	$4,735,426	$5,162,851

See notes to our consolidated financial statements.

TOPBUILD CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except share and per common share amounts)

	Year Ended December 31,
	2024	2023	2022
Net sales	$5,329,803	$5,194,694	$5,008,744
Cost of sales	3,704,885	3,590,874	3,522,025
Gross profit	1,624,918	1,603,820	1,486,719

Selling, general, and administrative expense	738,575	724,995	689,555
Operating profit	886,343	878,825	797,164

Other income (expense), net:
Interest expense	(73,092)	(74,614)	(56,716)
Other, net	27,537	21,272	1,687
Other expense, net	(45,555)	(53,342)	(55,029)
Income before income taxes	840,788	825,483	742,135

Income tax expense	(218,186)	(211,229)	(186,146)
Net income	$622,602	$614,254	$555,989

Net income per common share:
Basic	$20.41	$19.44	$17.26
Diluted	$20.29	$19.33	$17.14

Weighted average shares outstanding:
Basic	30,504,064	31,597,508	32,213,839
Diluted	30,679,660	31,776,901	32,440,405

See notes to our consolidated financial statements.

TOPBUILD CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2024	2023	2022
Net income	$622,602	$614,254	$555,989
Other comprehensive (loss) income:
Foreign currency translation adjustment	(14,541)	7,255	(15,286)
Comprehensive income	$608,061	$621,509	$540,703

See notes to our consolidated financial statements.

TOPBUILD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash Flows Provided by (Used in) Operating Activities:
Net income	$622,602	$614,254	$555,989
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	140,491	132,878	123,335
Share-based compensation	16,579	15,838	12,310
Loss on sale of assets	1,014	2,349	1,833
Amortization of debt issuance costs	2,881	2,881	2,867
Provision for bad debt expense	15,742	6,481	5,510
Provision for inventory obsolescence	7,586	4,794	6,659
Deferred income taxes, net	(3,462)	(7,476)	6,041
Change in certain assets and liabilities, net of effects of businesses acquired:
Receivables, net	56,017	20,812	(169,327)
Inventories	(41,723)	74,529	(93,874)
Prepaid expenses and other current assets	(3,143)	(2,598)	(9,222)
Accounts payable	(30,420)	(8,867)	26,581
Accrued liabilities	(5,816)	(4,444)	20,703
Other, net	(2,322)	(2,022)	6,396
Net cash provided by operating activities	776,026	849,409	495,801

Cash Flows Provided by (Used in) Investing Activities:
Purchases of property and equipment	(69,349)	(63,998)	(76,382)
Acquisition of businesses, net of cash acquired	(136,767)	(149,154)	(20,500)
Proceeds from sale of assets	2,593	14,982	2,975
Net cash used in investing activities	(203,523)	(198,170)	(93,907)

Cash Flows Provided by (Used in) Financing Activities:
Repayment of long-term debt	(47,039)	(40,138)	(38,658)
Proceeds from revolving credit facility	—	—	70,000
Repayment of revolving credit facility	—	—	(70,000)
Taxes withheld and paid on employees' equity awards	(6,107)	(6,528)	(11,719)
Exercise of stock options	3,226	3,130	2,028
Repurchase of shares of common stock	(966,352)	—	(250,050)
Payment of contingent consideration	—	(300)	(1,674)
Net cash used in financing activities	(1,016,272)	(43,836)	(300,073)
Impact of exchange rate changes on cash	(4,478)	1,093	(1,531)
Net (decrease) increase in cash and cash equivalents	(448,247)	608,496	100,290
Cash and cash equivalents - Beginning of period	848,565	240,069	139,779
Cash and cash equivalents - End of period	$400,318	$848,565	$240,069

Supplemental disclosure of cash paid for:
Interest	$69,975	$71,463	$49,888
Income taxes	219,484	220,773	186,722

Supplemental disclosure of noncash activities:
Leased assets obtained in exchange for new operating lease liabilities	$50,502	$56,255	$103,997
Accruals for property and equipment	1,023	912	141
Excise taxes capitalized to treasury stock	9,444	—	—

See notes to our consolidated financial statements.

TOPBUILD CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

					Accumulated
	Common	Treasury	Additional		Other
	Stock	Stock	Paid-in	Retained	Comprehensive
	($0.01 par value)	at cost	Capital	Earnings	(Loss) Income	Equity
Balance at December 31, 2021	$391	$(431,030)	$873,031	$1,200,676	$(6,634)	$1,636,434
Net income	-	-	-	555,989	-	555,989
Share-based compensation	-	-	12,310	-	-	12,310
Issuance of 168,137 restricted share awards under long-term equity incentive plan	2	-	(2)	-	-	-
Repurchase of 1,390,667 shares pursuant to the Share Repurchase Programs	-	(250,050)	-	-	-	(250,050)
53,593 shares withheld to pay taxes on employees' equity awards	-	(11,719)	-	-	-	(11,719)
25,215 shares issued upon exercise of stock options	-	-	2,028	-	-	2,028
Other comprehensive loss, net of tax	-	-	-	-	(15,286)	(15,286)
Balance at December 31, 2022	$393	$(692,799)	$887,367	$1,756,665	$(21,920)	$1,929,706
Net income	-	-	-	614,254	-	614,254
Share-based compensation	-	-	15,838	-	-	15,838
Issuance of 112,580 restricted share awards under long-term equity incentive plan, net of forfeitures	1	-	(1)	-	-	-
32,914 shares withheld to pay taxes on employees' equity awards	-	(6,528)	-	-	-	(6,528)
53,541 shares issued upon exercise of stock options	-	-	3,130	-	-	3,130
Other comprehensive income, net of tax	-	-	-	-	7,255	7,255
Balance at December 31, 2023	$394	$(699,327)	$906,334	$2,370,919	$(14,665)	$2,563,655
Net income	-	-	-	622,602	-	622,602
Share-based compensation	-	-	16,579	-	-	16,579
Issuance of 45,970 restricted share awards under long-term equity incentive plan, net of forfeitures	2	-	(2)	-	-	-
Repurchase of 2,455,872 shares pursuant to the Share Repurchase Programs		(975,796)				(975,796)
15,076 shares withheld to pay taxes on employees' equity awards	-	(6,107)	-	-	-	(6,107)
16,026 shares issued upon exercise of stock options	-	-	3,226	-	-	3,226
Other comprehensive loss, net of tax	-	-	-	-	(14,541)	(14,541)
Balance at December 31, 2024	$396	$(1,681,230)	$926,137	$2,993,521	$(29,206)	$2,209,618

See notes to our consolidated financial statements.

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.  TopBuild is a Delaware corporation and trades on the NYSE under the symbol “BLD.” We report our business in two segments: Installation and Specialty Distribution.  Our Installation segment primarily installs insulation and other building products.  Our Specialty Distribution segment primarily sells and distributes insulation and other building products.  Our segments are based on our operating units, for which further discussion is included in Note 8 – Segment Information.

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

We recognize revenue for our Installation segment over time as the related performance obligation is satisfied with respect to each particular order within a given customer’s contract. Progress toward complete satisfaction of the performance obligation is measured using a cost-to-cost measure of progress method. The cost input is based on the amount of material installed at that customer’s location and the associated labor costs, as compared to the total expected cost for the particular order.  The total expected cost is an estimate in the revenue recognition process which requires judgment and is subject to variability throughout the duration of the contract as a result of contract modifications and other circumstances impacting job completion. Generally, this results in revenue being recognized as the customer is able to receive and utilize the benefits provided by our services. Each contract contains one or more individual orders, which are based on services delivered. When material and installation services are bundled in a contract, we combine these items into one performance obligation as the overall promise is to transfer the combined item.

Revenue from our Specialty Distribution segment is recognized when title to products and risk of loss transfers to our customers.  This represents the point in time when the customer is able to direct the use of and obtain substantially all the benefits from the product. The determination of when control is deemed transferred depends on the delivery terms that are agreed upon in the contract.

The transaction price is the amount of consideration we expect to receive based on the arrangement with the customer. The duration of our contracts with customers is relatively short, generally less than a 90-day period, therefore there is not a significant financing component when considering the determination of the transaction price which gets allocated to the individual performance obligations, generally based on standalone selling prices. Additionally, we consider shipping costs charged to a customer as a fulfillment cost rather than a promised service and expense as incurred. Sales taxes, when incurred, are recorded as a liability and excluded from revenue on a net basis.

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

Inventories.  Inventories consist primarily of insulation and insulation accessories, rain gutters, garage doors, shower enclosures, windows, shelving and other products. We value inventory at the lower of cost or net realizable value, where cost is determined by the first in-first out cost method.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation.  Inventory value is evaluated at each balance sheet date to ensure that it is carried at the lower of cost or net realizable value.

Inventory provisions are recorded to reduce inventory to the lower of cost or net realizable value for obsolete or slow moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions, inventory levels and turns, product spoilage, and specific identification of items such as product discontinuance, engineering/material changes, or regulatory-related changes.  Our inventory reserve balances were $14.7 million and $10.7 million as of December 31, 2024 and 2023, respectively.  As of December 31, 2024, and 2023, primarily all inventory consisted of finished goods.

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

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation.  Depreciation expense is computed principally using the straight-line method over the estimated useful lives of the assets.  Estimated useful lives are generally as follows:

Asset Class	Estimated Useful Life
Buildings and land improvements	20 – 40 years
Software	3 – 6 years
Company vehicles	3 – 8 years
Equipment	4 – 8 years

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

Goodwill and Other Intangible Assets.  We perform our annual impairment testing of goodwill in the fourth quarter of each year, or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have defined our reporting units and completed the impairment testing of goodwill at the operating segment level.  Our operating segments are reporting units that engage in business activities for which discrete financial information, including long-range forecasts, are available.  When assessing goodwill for impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. If we conclude otherwise, then no further action is taken. We also have the option to bypass the qualitative assessment and only perform a quantitative assessment. For the years ended December 31, 2024 and 2023, we performed a qualitative assessment.

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

Insurance Reserves.  We use a combination of high deductible and matching deductible insurance programs for a number of risks including, but not limited to, workers’ compensation, general liability, vehicle, and property liabilities. Our workers’ compensation insurance is primarily a high-deductible insurance program and our primary general liability insurance is a matching deductible program. We are insured for covered claims above the deductibles and retentions on an excess basis. The liabilities represent our best estimate of our costs, using generally accepted actuarial reserving methods, of the ultimate obligations for reported claims plus those incurred but not reported claims through December 31, 2024 and 2023. The accruals are adjusted as new information develops or circumstances change that would affect the estimated liability. We also record an insurance receivable for claims that exceeded the stop loss limit included in Other assets on our Consolidated Balance Sheets which offsets an equal liability included within Long-term portion of insurance reserves on our Consolidated Balance Sheets. At December 31, 2024 and 2023, the amount of this receivable and liability was $10.4 million.

Advertising.  Advertising costs are expensed as incurred.  Advertising expense, net of manufacturers support, was approximately $1.5 million, $3.0 million, and $2.9 million for the years ended December 31, 2024, 2023 and 2022, respectively, and is included in selling, general, and administrative expense.

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

Recently Adopted Accounting Pronouncements

Segment Reporting. In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures”.  This standard amends Topic 280 to require all entities to disclose, on an annual and interim basis, significant segment expenses and an amount for other segment items by reportable segment. This standard became effective for us in this Annual Report.  Its adoption had no impact on our consolidated results of operations, financial position or cash flows. See Note 8 – Segment Information for required disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40)”. This standard requires disclosure, in the notes to financial statements, of specified information about certain costs and expenses. This standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. This standard may be applied either prospectively or retrospectively. We do not anticipate that this standard will affect our consolidated results of operations, financial position or cash flows and we are assessing the impact of its adoption in our disclosures to our consolidated financial statements.

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

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents lease-related assets and liabilities and their classification on our Consolidated Balance Sheets, in thousands:

		As of December 31,
		2024	2023
Assets	Classification
Operating	Right of use assets	$189,146	$204,629
Finance	Property and equipment, net	3,771	5,577
Total lease assets		$192,917	$210,206
Liabilities
Current
Operating	Short-term operating lease liabilities	$68,713	$65,780
Finance	Short-term finance lease liabilities	1,487	1,917
Non-Current
Operating	Long-term operating lease liabilities	129,360	146,213
Finance	Long-term finance lease liabilities	2,618	4,150
Total lease liabilities		$202,178	$218,060

	As of December 31,
	2024	2023
Weighted-average remaining lease term:
Operating leases	3.4 years	3.6 years
Finance leases	3.2 years	3.8 years
Weighted-average discount rate:
Operating leases	4.9%	4.0%
Finance leases	3.5%	3.3%

The components of lease expense were as follows and are primarily included in cost of sales and in selling, general and administrative expenses on the accompanying Consolidated Statement of Operations for finance leases and operating leases, in thousands:

	Year Ended December 31,
	2024	2023	2022
Operating lease cost (a)	$95,276	$88,292	75,366
Financing lease cost:
Amortization of leased assets	1,765	2,188	2,815
Interest on finance lease obligations	166	210	268
Short-term lease cost	25,806	24,275	18,315
Sublease income	(1,219)	(1,022)	(780)
Net lease cost	$121,794	$113,943	$95,984
(a)	Includes variable cost components of $18,312, $16,162 and $14,451 in the years ended December 31, 2024, 2023, and 2022, respectively.

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease payments under non-cancellable operating and finance leases as of December 31, 2024, were as follows, in thousands:

Payments due by Period
2025	$78,423
2026	61,038
2027	42,634
2028	24,086
2029	11,896
2030 and Thereafter	3,359
Total future minimum lease payments	221,436

Less: imputed interest	(19,258)

Lease liability at December 31, 2024	$202,178

The amounts below are included in the cash flows provided by operating activities section on the accompanying Consolidated Statement of Cash Flows, in thousands:

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$(166)	$(210)	$(268)
Operating cash flows from operating leases	(76,192)	(71,667)	(74,135)
Financing cash flows from finance leases	(1,934)	(2,776)	(2,361)

3. REVENUE RECOGNITION

Revenue is disaggregated between our Installation and Specialty Distribution segments and further based on market and product, as we believe this best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.  The following tables present our revenues disaggregated by market (in thousands):

	Year Ended December 31, 2024
	Installation	Specialty Distribution	Eliminations	Total
Residential	$2,762,703	$945,916	$(260,279)	$3,448,340
Commercial/Industrial	531,927	1,394,921	(45,385)	1,881,463
Net sales	$3,294,630	$2,340,837	$(305,664)	$5,329,803

	Year Ended December 31, 2023
	Installation	Specialty Distribution	Eliminations	Total
Residential	$2,672,152	$897,783	$(219,932)	$3,350,003
Commercial/Industrial	516,080	1,370,556	(41,945)	1,844,691
Net sales	$3,188,232	$2,268,339	$(261,877)	$5,194,694

	Year Ended December 31, 2022
	Installation	Specialty Distribution	Eliminations	Total
Residential	$2,503,123	$967,687	$(198,809)	$3,272,001
Commercial/Industrial	466,855	1,310,574	(40,686)	1,736,743
Net sales	$2,969,978	$2,278,261	$(239,495)	$5,008,744

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present our revenues disaggregated by product (in thousands):

	Year Ended December 31, 2024
	Installation	Specialty Distribution	Eliminations	Total
Insulation and accessories	$2,644,819	$2,077,253	$(268,916)	$4,453,156
Glass and windows	246,929	-	-	246,929
Gutters	118,908	193,353	(32,000)	280,261
All other	283,974	70,231	(4,748)	349,457
Net sales	$3,294,630	$2,340,837	$(305,664)	$5,329,803

	Year Ended December 31, 2023
	Installation	Specialty Distribution	Eliminations	Total
Insulation and accessories	$2,529,186	$2,028,467	$(228,100)	$4,329,553
Glass and windows	251,001	-	-	251,001
Gutters	114,293	175,765	(29,806)	260,252
All other	293,752	64,107	(3,971)	353,888
Net sales	$3,188,232	$2,268,339	$(261,877)	$5,194,694

	Year Ended December 31, 2022
	Installation	Specialty Distribution	Eliminations	Total
Insulation and accessories	$2,344,807	$2,019,108	$(204,849)	$4,159,066
Glass and windows	227,318	-	-	227,318
Gutters	106,969	189,800	(30,412)	266,357
All other	290,884	69,353	(4,234)	356,003
Net sales	$2,969,978	$2,278,261	$(239,495)	$5,008,744

The following table represents our contract assets and contract liabilities with customers, in thousands:

	Included in Line Item on	As of December 31,
	Consolidated Balance Sheets	2024	2023
Contract Assets:
Receivables, unbilled	Receivables, net	$61,366	$64,882

Contract Liabilities:
Deferred revenue	Accrued liabilities	$18,651	$18,365

The aggregate amount remaining on uncompleted performance obligations was $345.7 million as of December 31, 2024. We expect to satisfy the performance obligations and recognize revenue on substantially all of these uncompleted contracts over the next 18 months.

On certain of our long-term contracts, a percentage of the total project cost is withheld and not invoiced to the customer and collected until satisfactory completion of the customer’s project, typically within a year. This amount is referred to as retainage and is common practice in the construction industry. Retainage receivables are classified as a component of Receivables, net on our Consolidated Balance Sheets and were $74.9 million and $81.9 million as of December 31, 2024 and 2023, respectively.

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  PROPERTY & EQUIPMENT

The following table sets forth our property and equipment by class as of December 31, 2024 and 2023, in thousands:

	As of December 31,
	2024	2023
Land and improvements	$7,348	$7,463
Buildings	47,569	47,384
Equipment	179,187	165,227
Computer hardware and software	164,598	173,709
Company vehicles	286,994	250,561
	685,696	644,344
Less: Accumulated depreciation	(422,475)	(385,435)
Total property and equipment, net	$263,221	$258,909

For additions to property and equipment as a result of 2024 acquisitions, see Note 15 – Business Combinations. As of December 31, 2024 and 2023, property and equipment, net on our Consolidated Balance Sheet includes $3.8 million and $5.6 million right of use assets on finance leases, respectively, which is disclosed further in Note 2 – Leases.

Depreciation expense was $66.6 million, $61.6 million and $52.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

In the fourth quarters of 2024 and 2023, we performed annual assessments of our goodwill resulting in no indicators of impairment.

Changes in the carrying amount of goodwill for the years ended December 31, 2024 and 2023, by segment, were as follows, in thousands:

					Accumulated
	Gross Goodwill		FX Translation	Gross Goodwill	Impairment	Net Goodwill
	December 31, 2023	Additions	Adjustment	December 31, 2024	Losses	December 31, 2024
Goodwill, by segment:
Installation	$1,901,160	$45,087	$-	$1,946,247	$(762,021)	$1,184,226
Specialty Distribution	903,429	29,760	(5,156)	928,033	-	928,033
Total goodwill	$2,804,589	$74,847	$(5,156)	$2,874,280	$(762,021)	$2,112,259

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

					Accumulated
	Gross Goodwill		FX Translation	Gross Goodwill	Impairment	Net Goodwill
	December 31, 2022	Additions	Adjustment	December 31, 2023	Losses	December 31, 2023
Goodwill, by segment:
Installation	$1,826,979	$74,181	$-	$1,901,160	$(762,021)	$1,139,139
Specialty Distribution	902,036	-	1,393	903,429	-	903,429
Total goodwill	$2,729,015	$74,181	$1,393	$2,804,589	$(762,021)	$2,042,568

The following table sets forth our other intangible assets, in thousands:

	As of December 31,
	2024	2023	2022
Gross definite-lived intangible assets	$864,693	$827,793	$782,316
Accumulated amortization	(307,004)	(236,735)	(167,349)
Other intangible assets, net	$557,689	$591,058	$614,967

Amortization expense	$72,082	$69,139	$67,620

The following table sets forth a detail of our intangible assets as of December 31, 2024, in thousands:

	Gross Definite-Lived Intangible Assets	Accumulated Amortization	Net Definite-Lived Intangible Assets
Trademarks	$46,590	$(20,623)	$25,967
Customer relationships	810,184	(278,586)	531,598
Non-compete	7,919	(7,795)	124
Total	$864,693	$(307,004)	$557,689

The following table sets forth a detail of our intangible assets as of December 31, 2023, in thousands:

	Gross Definite-Lived Intangible Assets	Accumulated Amortization	Net Definite-Lived Intangible Assets
Trademarks	$46,775	$(18,951)	$27,824
Customer relationships	773,099	(210,029)	563,070
Non-compete	7,919	(7,755)	164
Total	$827,793	$(236,735)	$591,058

The following table sets forth the amortization expense related to the definite-lived intangible assets during each of the next five years, in thousands:

Amortization Expense
2025	$72,266
2026	71,794
2027	66,193
2028	64,630
2029	64,607

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LONG-TERM DEBT

The following table reconciles the principal balances of our outstanding debt to our Consolidated Balance Sheets, in thousands:

	As of December 31,
	2024	2023
3.625% Senior Notes due 2029	$400,000	$400,000
4.125% Senior Notes due 2032	500,000	500,000
Term loan due 2026	487,500	532,500
Equipment notes	-	2,039
Unamortized debt issuance costs	(11,591)	(14,472)
Total debt, net of unamortized debt issuance costs	1,375,909	1,420,067
Less: current portion of long-term debt	48,750	47,039
Total long-term debt	$1,327,159	$1,373,028

The following table sets forth our remaining principal payments for our outstanding debt balances as of December 31, 2024, in thousands:

	2025	2026	2027	2028	2029	Thereafter	Total
3.625% Senior Notes	$-	$-	$-	$-	$400,000	$-	$400,000
4.125% Senior Notes	-	-	-	-	-	500,000	500,000
Term loan	48,750	438,750	-	-	-	-	487,500
Total	$48,750	$438,750	$-	$-	$400,000	$500,000	$1,387,500

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

The following table outlines the key terms of the Credit Agreement (dollars in thousands):

Senior secured term loan facility	$600,000

Revolving facility (a)	$500,000
Sublimit for issuance of letters of credit under revolving facility	$100,000
Sublimit for swingline loans under revolving facility	$35,000

Interest rate as of December 31, 2024	5.46%
Scheduled maturity date	10/7/2026
(a)	Use of the sublimits for the issuance of letters of credit and swingline loans reduces the availability under the revolving facility.

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest expense on borrowings under the Credit Agreement is based on an applicable margin rate plus, at our option, either:

●	A base rate determined by reference to the highest of either (i) the federal funds rate plus 0.50 percent, (ii) BofA’s “prime rate,” and (iii) the SOFR rate for U.S. dollar deposits with a term of one month, plus 1.00 percent (Term Facility One); or

●	A SOFR rate determined by reference to the costs of funds for deposits in U.S. dollars for the interest period relevant to such borrowings, subject to a floor of 0%.

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

	As of December 31,
	2024	2023
Revolving facility	$500,000	$500,000
Less: standby letters of credit	(63,770)	(63,770)
Availability under revolving facility	$436,230	$436,230

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

The Company may redeem the 3.625% Senior Notes, in whole or in part, at any time on or after March 15, 2024 at the redemption prices specified in the notes plus accrued and unpaid interest if redeemed during the 12 month period commencing March 15 of the years set for: 2025 – 100.906%, 2026 and thereafter – 100.000%.

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

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2024
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

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Based on active market trades of our 3.625% Senior Notes and our 4.125% Senior Notes close to December 31, 2024 (Level 1 fair value measurements), we estimate the fair value of each in the table below:

	As of December 31, 2024
	Fair Value	Gross Carrying Value
3.625% Senior Notes	$370,000	$400,000
4.125% Senior Notes	$450,000	$500,000

During all periods presented, there were no transfers between fair value hierarchy levels.

8. SEGMENT INFORMATION

Our business consists of two reportable segments: Installation and Specialty Distribution. We operate primarily in the U.S. and to a lesser extent Canada.

Our Installation segment installs insulation and other building products. Installation sells primarily to the residential new construction market, with increasing activity in the commercial/industrial construction market, along with repair/remodel of residential housing. In addition to insulation, it installs other building products including glass and windows, rain gutters, garage doors, closet shelving, and fireplaces, among other items.

Our Specialty Distribution segment distributes building and mechanical insulation, insulation accessories and other building product materials for the residential and commercial/industrial end markets. In addition to insulation and accessories, it distributes rain gutters, closet shelving, and roofing materials, among other items. Distributed products are sold from distribution centers in various parts of the United States and Canada, primarily to contractors and dealers (including lumber yards) serving a wide variety of commercial/industrial markets.

The accounting policies of our segments are described in Note 1 – Summary of Significant Accounting Policies.  Intercompany sales from the Specialty Distribution segment to the Installation segment are recorded by the Specialty Distribution segment with a profit margin and by our Installation segment at cost. This intercompany profit is eliminated in consolidation.

Our CODM is our Chief Executive Officer. Our CODM measures performance for our reportable segments based on segment net sales and operating profit. Our CODM uses these measures to evaluate resource allocation and other strategic initiatives (e.g., making acquisitions and internal investments). Segment performance measures are compared to budgeted and forecasted amounts periodically to assist in evaluating performance versus expectations and to inform future allocation and strategic decisions.

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Key information is presented below by segment for our profit measures for the years ended December 31, 2024, 2023 and 2022, in thousands:

	For the Year Ended December 31, 2024
	Installation	Specialty Distribution	Total
Net sales from external customers	$3,294,630	$2,035,173	$5,329,803
Intercompany net sales	—	305,664	305,664
Segment net sales	3,294,630	2,340,837	5,635,467

Reconciliation of Net Sales
Elimination of intercompany net sales			(305,664)
Consolidated net sales			$5,329,803

Less (a):
Cost of sales (b)	2,204,269	1,756,447	3,960,716
Selling, general and administrative expenses (c)	441,199	231,959	673,158
Segment operating profit	649,162	352,431	1,001,593

Reconciliation of Segment Operating Profit
Elimination of intercompany profit			(49,834)
General corporate expense, net (d)			(65,416)
Other expense, net (e)			(45,555)
Consolidated income before taxes			$840,788

(a) The significant expense categories align with the segment-level information that is regularly provided to our CODM.

(b) Cost of sales is primarily composed of labor, material costs and overhead.

(c) Selling, general and administrative expenses include allocation of corporate overhead, bad debt, bank fees, selling expenses, employee compensation, insurance, legal and consulting, office equipment & supplies, telecommunication & subscriptions, and travel & entertainment.

(d) General corporate expense, net includes expenses for functions such as corporate human resources, finance, and legal, including salaries, benefits, and other related costs. In our second quarter of 2024, we incurred an acquisition termination fee of $23.0 million (see Note 15 – Business Combinations).

(e) Other expense, net is presented on the accompanying Consolidated Statement of Operations and is primarily composed of interest expense and interest income.

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended December 31, 2023
	Installation	Specialty Distribution	Total
Net sales from external customers	$3,188,232	$2,006,462	$5,194,694
Intercompany net sales	—	261,877	261,877
Segment net sales	3,188,232	2,268,339	5,456,571

Reconciliation of Net Sales
Elimination of intercompany net sales			(261,877)
Consolidated net sales			$5,194,694

Less (a):
Cost of sales (b)	2,101,751	1,706,562	3,808,313
Selling, general and administrative expenses (c)	442,089	230,839	672,928
Segment operating profit	644,392	330,938	975,330

Reconciliation of Segment Operating Profit
Elimination of intercompany profit			(44,438)
General corporate expense, net (d)			(52,067)
Other expense, net (e)			(53,342)
Consolidated income before taxes			$825,483

(a) The significant expense categories align with the segment-level information that is regularly provided to our CODM.

(b) Cost of sales is primarily composed of labor, material costs and overhead.

(c) Selling, general and administrative expenses include allocation of corporate overhead, bad debt, bank fees, selling expenses, employee compensation, insurance, legal and consulting, office equipment & supplies, telecommunication & subscriptions, and travel & entertainment.

(d) General corporate expense, net includes expenses for functions such as corporate human resources, finance, and legal, including salaries, benefits, and other related costs.

(e) Other expense, net is presented on the accompanying Consolidated Statement of Operations and is primarily composed of interest expense and interest income.

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended December 31, 2022
	Installation	Specialty Distribution	Total
Net sales from external customers	$2,969,978	$2,038,766	$5,008,744
Intercompany net sales	—	239,495	239,495
Segment net sales	2,969,978	2,278,261	5,248,239

Reconciliation of Net Sales
Elimination of intercompany net sales			(239,495)
Consolidated net sales			$5,008,744

Less (a):
Cost of sales (b)	2,012,135	1,709,547	3,721,682
Selling, general and administrative expenses (c)	409,048	242,488	651,536
Segment operating profit	548,795	326,226	875,021

Reconciliation of Segment Operating Profit
Elimination of intercompany profit			(39,839)
General corporate expense, net (d)			(38,018)
Other expense, net (e)			(55,029)
Consolidated income before taxes			$742,135

(a) The significant expense categories align with the segment-level information that is regularly provided to our CODM.

(b) Cost of sales is primarily composed of labor, material costs and overhead.

(c) Selling, general and administrative expenses include allocation of corporate overhead, bad debt, bank fees, selling expenses, employee compensation, insurance, legal and consulting, office equipment & supplies, telecommunication & subscriptions, and travel & entertainment.

(d) General corporate expense, net includes expenses for functions such as corporate human resources, finance, and legal, including salaries, benefits, and other related costs.

(e) Other expense, net is presented on the accompanying Consolidated Statement of Operations and is primarily composed of interest expense and interest income.

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Key information by segment is as follows for the years ended December 31, 2024, 2023 and 2022, in thousands:

	2024
	Installation	Specialty Distribution	Total Reportable Segments	Other (a)	Consolidated Totals
Depreciation and amortization (b)	$75,230	$60,157	$135,387	$5,104	$140,491
Property additions (c)	46,623	20,801	67,424	7,298	74,722
Total assets	2,226,358	2,078,482	4,304,840	430,586	4,735,426

	2023
	Installation	Specialty Distribution	Total Reportable Segments	Other (a)	Consolidated Totals
Depreciation and amortization (b)	$69,123	$59,607	$128,730	$4,148	$132,878
Property additions (c)	48,076	18,859	66,935	8,394	75,329
Total assets	2,207,734	2,060,127	4,267,861	894,990	5,162,851

	2022
	Installation	Specialty Distribution	Total Reportable Segments	Other (a)	Consolidated Totals
Depreciation and amortization (b)	$62,483	$56,881	$119,364	$3,971	$123,335
Property additions (c)	46,518	17,671	64,189	10,023	74,212

(a) Represents amounts held at Corporate not specifically attributed to or allocated to the segments.

(b) Represents total by segment, inclusive of amounts presented within cost of sales and selling, general and administrative expenses, as applicable.

(c) Property additions include assets acquired in business combinations in each respective year.

9.  ACCRUED LIABILITIES

The following table sets forth the components of accrued liabilities, in thousands:

	As of December 31,
	2024	2023
Accrued liabilities:
Salaries, wages, and bonus/commissions	$64,713	$67,471
Insurance liabilities	31,013	29,920
Deferred revenue	18,651	18,365
Customer rebates	17,898	17,326
Sales and property taxes	13,884	17,002
Interest payable on long-term debt	12,307	12,139
Excise taxes	9,444	-
Other	23,876	24,994
Total accrued liabilities	$191,786	$187,217

See Note 3 – Revenue Recognition for discussion of our deferred revenue balances.

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  EMPLOYEE RETIREMENT PLANS

We provide a defined-contribution retirement plan for substantially all employees.  In addition, we participate in 38 active regional multi-employer pension plans, principally related to building trades; none of the plans are considered material.

The expense related to our participation in the retirement plans was as follows, in thousands:

	Years Ended December 31,
	2024	2023	2022
Defined contribution plans	$19,054	$18,710	$17,946
Multi-employer plans	11,198	12,475	12,788
	$30,252	$31,185	$30,734

The Pension Protection Act (“PPA”) defines a zone status for multi-employer pension plans.  Plans in the green zone are at least 80 percent funded, plans in the yellow zone are at least 65 percent funded and plans in the red zone are generally less than 65 percent funded.

We participate in the Carpenters Pension Trust Fund for Northern California (“NCT”), which is our second largest multi-employer plan expense and is in the red zone.  The NTC collective bargaining agreement expires on June 30, 2027.  The NCT has implemented a funding rehabilitation plan in accordance with government requirements.  Our contributions to NCT have not exceeded 1.5 percent of the total annual contributions to the plan.

	Employer
	Identification	PPA Zone Status		Funding Plan	Contributions (in thousands)			Surcharge
Pension Fund	Number/Plan Number	2024	2023	Pending / Implemented	2024	2023	2022	Imposed
NCT	94-6050970/001	Red	Red	Yes	$2,617	$2,821	$3,008	No

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

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  INCOME TAXES

(In thousands)	2024	2023	2022
Income before income taxes:
U.S.	$810,616	$808,217	$724,231
Foreign	30,172	17,266	17,904
Total	$840,788	$825,483	$742,135
Income tax expense (benefit):
Current:
U.S. Federal	$163,889	$166,175	$136,013
State and local	45,674	46,631	39,978
Foreign	10,415	7,193	3,406
Deferred:
U.S. Federal	22	(5,307)	7,016
State and local	166	(1,253)	(510)
Foreign	(1,980)	(2,210)	243
	$218,186	$211,229	$186,146
Deferred tax assets at December 31:
Receivables, net	$4,786	$6,089
Inventories	8,036	6,558
Other assets, principally share-based compensation	1,659	2,362
Accrued liabilities	17,038	21,073
Lease liability	17,488	16,887
Long-term liabilities	11,394	11,925
Long-term lease liability	32,873	37,515
Net operating loss carryforward	999	1,254
	94,273	103,663
Deferred tax liabilities at December 31:
Right of use assets	48,057	52,441
Property and equipment, net	43,842	46,350
Intangibles, net	240,280	246,343
Other	2,437	2,459
	334,616	347,593
Net deferred tax liability at December 31	$240,343	$243,930

A valuation allowance must be established for deferred tax assets when it is more-likely-than-not that they will not be realized.  After review of all available positive and negative evidence, the Company has determined that no valuation allowance was required for the deferred tax assets as of December 31, 2024 or December 31, 2023.

At December 31, 2024, the net deferred tax liability is $240.3 million, all of which is reported as long-term deferred tax liabilities.  At December 31, 2023, the net deferred tax liability is $243.9 million, all of which is reported as long-term deferred tax liabilities.  The deferred assets and deferred liabilities also include the state deferreds net of federal benefit.

Of the deferred tax asset related to the net operating loss carryforward at December 31, 2024, with few exceptions, $1.0 million will expire between 2026 and 2044.  Of the deferred tax asset related to the net operating loss carryforward at December 31, 2023, $1.3 million will expire between 2024 and 2035.

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the U.S. Federal statutory tax rate to the income tax expense (benefit) on income was as follows:

	Year Ended December 31,
	2024	2023	2022
U.S. Federal statutory tax rate	21.0%	21.0%	21.0%
State and local taxes, net of U.S. Federal tax benefit	4.3	4.3	4.2
Share based compensation	0.2	(0.1)	(0.2)
Effect of rates different than statutory	0.1	0.1	0.1
Non-deductible/non-taxable items (a)	0.2	0.2	0.1
Other, net (a)	0.2	0.1	(0.1)
Effective tax rate	26.0%	25.6%	25.1%

(a) Certain prior year amounts have been reclassified to conform to current year presentation.

A tax expense of $1.9 million and a tax benefit of $1.4 million and $1.7 million related to share based compensation was recognized in income tax expense for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Basic and diluted net income per share were computed as follows:

	Years Ended December 31,
	2024	2023	2022
Net income (in thousands)	$622,602	$614,254	$555,989

Weighted average number of common shares outstanding - basic	30,504,064	31,597,508	32,213,839

Dilutive effect of common stock equivalents:
RSAs with service-based conditions	36,609	30,368	15,199
RSAs with market-based conditions	21,020	37,519	59,561
RSAs with performance-based conditions	27,298	25,645	46,601
Stock options	90,669	85,861	105,205

Weighted average number of common shares outstanding - diluted	30,679,660	31,776,901	32,440,405

Basic net income per common share	$20.41	$19.44	$17.26

Diluted net income per common share	$20.29	$19.33	$17.14

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes shares excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive:

	Year Ended December 31,
	2024	2023	2022
Anti-dilutive common stock equivalents:
RSAs with service-based conditions	-	-	14,882
RSAs with market-based conditions	3,271	3,876	157
RSAs with performance-based conditions	-	-	9,251
Stock options	-	504	21,006
Total anti-dilutive common stock equivalents	3,271	4,380	45,296

14.  SHARE-BASED COMPENSATION

Effective July 1, 2015, our eligible employees commenced participation in the 2015 LTIP.  The 2015 LTIP authorizes the Board to grant stock options, stock appreciation rights, restricted shares, restricted share units, performance awards, and dividend equivalents.  All grants are made by issuing new shares and no more than 4.0 million shares of common stock may be issued under the 2015 LTIP.  As of December 31, 2024, we had 1.7 million shares remaining available for issuance under the 2015 LTIP.

Share-based compensation expense is included in selling, general, and administrative expense.  The income tax effect associated with share-based compensation awards is included in income tax expense.

The following table presents share-based compensation amounts recognized in our Consolidated Statements of Operations, in thousands:

	Year Ended December 31,
	2024	2023	2022
Share-based compensation expense	$16,579	$15,838	$12,310
Income tax (expense)/benefit	$(1,942)	$1,356	$1,733

The following table presents a summary of our share-based compensation activity for the year ended December 31, 2024, in thousands, except per share amounts:

	RSAs		Stock Options
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance December 31, 2023	195.5	$223.49	128.7	$36.65	$98.58	$35,462.8
Granted	46.0	$419.05	—	$—	$—	—
Converted/Exercised	(53.1)	$229.38	(16.0)	$82.64	$201.27	$3,312.8
Forfeited/Expired	(12.4)	$283.09	—	$—	$—	—
Balance December 31, 2024	176.0	$269.50	112.7	$30.10	$83.97	$25,604.9

Exercisable December 31, 2024 (a)			112.7	$30.10	$83.97	$25,604.9
(a)	The weighted average remaining contractual term for vested stock options is 4.2 years.

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We had unrecognized share-based compensation expense relating to unvested awards as shown in the following table, dollars in thousands:

	As of December 31, 2024
	Unrecognized Compensation Expense on Unvested Awards	Weighted Average Remaining Compensation Expense Period
RSAs	$18,634	0.9
Stock options	—	—
Total unrecognized compensation expense related to unvested awards	$18,634

Our RSAs with performance-based conditions are evaluated on a quarterly basis with adjustments to compensation expense based on the likelihood of the performance target being achieved or exceeded.  The following table shows the range of payouts and the related expense for our outstanding RSAs with performance-based conditions, in thousands:

		Payout Ranges and Related Expense
RSAs with Performance-Based Conditions	Grant Date Fair Value	0%	25%	100%	200%
February 15, 2022	$2,907	$-	$727	$2,907	$5,814
February 21, 2023	$3,830	$-	$958	$3,830	$7,660
February 21, 2024	$4,452	$-	$1,113	$4,452	$8,904

During the first quarter of 2024, RSAs with performance-based conditions that were granted on February 16, 2021 vested based on cumulative three-year achievement of 200%. Total compensation expense recognized over the three-year performance period, net of forfeitures, was $4.4 million.

The fair value of our RSAs with a market-based condition granted under the 2015 LTIP was determined using a Monte Carlo simulation.  The following are key inputs in the Monte Carlo analysis for awards granted in 2024, 2023 and 2022:

	2024	2023	2022
Measurement period (years)	2.86	2.86	2.87
Risk free interest rate	4.36%	4.42%	1.76%
Dividend yield	0.00%	0.00%	0.00%
Estimated fair value of market-based RSAs at grant date	$503.68	$270.64	$298.20

As a result of the Company's performance against a group of peers based on relative total shareholder return, our RSAs with a market-based condition that were granted on February 15, 2022, did not meet the established performance criteria, and will be forfeited in the first quarter of 2025.

15.  BUSINESS COMBINATIONS

Acquiring businesses is a key part of our ongoing strategy to grow our company and expand our offerings. Each acquisition has been accounted for as a business combination under ASC 805, “Business Combinations.” Acquisition-related costs for the years ended December 31, 2024 and 2023, were $27.9 million and $16.2 million, respectively. Acquisition-related costs for the year ended December 31, 2024 includes $23.0 million paid in connection with the mutual termination of our previous agreement to acquire SPI. Acquisition-related costs are included in selling, general, and administrative expense in our Consolidated Statements of Operations.

On February 15, 2024, we acquired the assets of the residential and light commercial insulation business Brabble. This installation acquisition enhanced our presence in North Carolina. The purchase price of $5.4 million was funded by cash on hand and we recognized $2.9 million of goodwill in connection with this acquisition.

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On May 16, 2024, we acquired the assets of the residential and light commercial insulation business Insulation Works. This installation acquisition enhanced our presence in Arkansas and extended our expertise to the agricultural business. The purchase price of approximately $25.5 million was funded by cash on hand and we recognized $14.9 million of goodwill in connection with this acquisition.

On May 31, 2024, we acquired the assets of the residential and light commercial insulation business Texas Insulation. This installation acquisition enhanced our presence in Texas. The purchase price of approximately $35.9 million was funded by cash on hand and we recognized $22.8 million of goodwill in connection with this acquisition.

On December 2, 2024, we acquired the assets of Shannon, which designs and fabricates reusable thermal, acoustical and safety products to multinational customers. This specialty distribution acquisition enhances our capabilities in mechanical insulation and our fabrication offerings to commercial and industrial end user markets. The purchase price of approximately $12.9 million was funded by cash on hand and we recognized $6.1 million of goodwill in connection with this acquisition.

On December 2, 2024, we acquired the assets of the commercial and industrial mechanical insulation distributor business of Metro. This specialty distribution acquisition enhances our presence in the New York/New Jersey and the Baltimore/Washington metropolitan areas. The purchase price of approximately $35.4 million was funded by cash on hand and we recognized $18.0 million of goodwill in connection with this acquisition.

The table below provides a summary of businesses acquired in 2024 including the net sales and net income incurred for the year ended December 31, 2024:

2024 Acquisitions	Date	Cash Paid	Goodwill Acquired	Net Sales	Net Income
Insulation Works	5/16/2024	$25,533	$14,911	$18,433	$2,092
Texas Insulation	5/31/2024	35,901	22,837	20,500	2,359
Metro	12/2/2024	35,400	17,956	2,833	64
All others	Various	39,970	19,318	36,256	4,564
Total		$136,804	$75,022	$78,022	$9,079

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values of the assets acquired and liabilities assumed for our 2024 acquisitions are as follows as of December 31, 2024, in thousands:

	2024 Acquisitions
Purchase price fair values:	Insulation Works	Texas Insulation	Metro	All Others	Totals
Accounts receivable	$2,242	$2,755	$9,362	$8,780	$23,139
Inventories	1,217	754	3,218	2,711	7,900
Prepaid and other assets	—	40	99	107	246
Property and equipment	1,267	1,798	701	1,496	5,262
ROU asset (operating)	359	1,142	2,596	1,361	5,458
Intangible assets	7,988	12,831	9,669	11,706	42,194
Goodwill	14,911	22,837	17,956	19,318	75,022
Accounts payable	(2,243)	(5,157)	(5,515)	(3,552)	(16,467)
Lease liabilities (operating)	(359)	(1,142)	(2,596)	(1,361)	(5,458)
All other	151	43	(90)	(596)	(492)
Net assets acquired	$25,533	$35,901	$35,400	$39,970	$136,804

The estimate of acquired customer relationships related to our 2024 acquisitions was $42.2 million and the weighted average useful life is 12 years.

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

The table below provides a summary of businesses acquired in 2023 including the net sales and net income incurred for the year ended December 31, 2024:

2023 Acquisitions	Date	Cash Paid	Goodwill Acquired	Net Sales	Net Income
SRI	1/23/2023	$45,314	$23,065	$54,898	$3,282
Best	7/17/2023	94,590	51,418	66,073	3,031
All others	Various	9,113	4,492	8,406	1,232
Total		$149,017	$78,975	$129,377	$7,545

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below represents the finalized fair values of assets acquired and liabilities assumed as of December 31, 2024, for the acquisitions made during the year ended December 31, 2023:

	2023 Acquisitions
	SRI	Best	All Others	Totals
Purchase price fair values:
Accounts receivable	$5,531	$7,537	$968	$14,036
Inventories	4,383	2,132	602	7,117
Prepaid and other assets	158	43	—	201
Property and equipment	4,623	5,518	419	10,560
ROU asset (operating)	4,695	3,441	412	8,548
Intangible assets	13,740	30,470	2,948	47,158
Goodwill	23,065	51,418	4,492	78,975
Accounts payable	(6,078)	(2,623)	(343)	(9,044)
Lease liabilities (operating)	(4,775)	(3,241)	(412)	(8,428)
All other	(28)	(105)	27	(106)
Net assets acquired	$45,314	$94,590	$9,113	$149,017

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

Goodwill to be recognized in connection with acquisitions is attributable to the synergies expected to be realized and improvements in the businesses after the acquisitions.  Primarily all of the goodwill recorded during the years ended December 31, 2024 and 2023, respectively, is deductible for income tax purposes.

16.  SHARE REPURCHASE PROGRAM

On July 25, 2022, our Board authorized the 2022 Repurchase Program, pursuant to which the Company could purchase up to $200 million of our common stock.  The Company completed its 2022 Repurchase Program during 2024 for a total of 677,657 shares of our common stock at a weighted average cost of $295.13 per share.

On May 3, 2024, our Board authorized the 2024 Repurchase Program, pursuant to which the Company may purchase up to $1.0 billion of our common stock.  Share repurchases may be executed through various means including open market purchases, privately negotiated transactions, accelerated share repurchase transactions, or other available means.  The 2024 Repurchase Program does not obligate the Company to purchase any shares and has no expiration date.  Authorization for the 2024 Repurchase Program may be terminated, increased, or decreased by the Board at its discretion at any time. As of December 31, 2024, the Company has $188.1 million remaining under the 2024 Share Repurchase Program.

Effective January 1, 2023, the Inflation Reduction Act of 2022 mandated a 1% excise tax on all share repurchases. Excise tax obligations that result from our share repurchases are included in the cost of treasury stock. As of December 31, 2024, the Company had an estimated excise tax liability of $9.4 million for stock repurchases during the year ended December 31, 2024, which is included in “Accrued liabilities” in our Consolidated Balance Sheet.

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth our share repurchases under the share repurchases programs in 2024. No shares were repurchased during 2023.

	Year Ended December 31,
	2024	2023	2022
Number of shares repurchased	2,455,872	-	1,390,667
Share repurchase cost (in thousands) (a)	$975,796	$-	$250,050

(a)	The year ended December 31, 2024 includes $9.4 million of excise taxes

17.  SUBSEQUENT EVENTS

On February 17, 2025, our Board authorized the 2025 Repurchase Program, pursuant to which the Company may purchase up to $1.0 billion of our common stock.  Share repurchases may be executed through various means including open market purchases, privately negotiated transactions, accelerated share repurchase transactions, or other available means.  The 2025 Repurchase Program does not obligate the Company to purchase any shares and has no expiration date.  Authorization for the 2025 Repurchase Program may be terminated, increased, or decreased by the Board at its discretion at any time.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013).  Based on our assessment and those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing under Item 8. Financial Statements and Supplementary Data – Report of Independent Registered Public Accounting Firm.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the fiscal quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

During the quarter ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10-b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

For information regarding our executive officers see Item 1. Business – Executive Officers, which we incorporate herein by reference. Further information required by this item will be set forth in our definitive proxy statement for the 2025 Annual Meeting of Shareholders (“2025 Proxy Statement”) to be filed with the SEC within 120 days of the year ended December 31, 2024, and is incorporated herein by reference.

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

Insider Trading Compliance Policy:

We have adopted an insider trading compliance policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers and employees, family members of such persons, and trusts, corporations and other entities controlled by any of such persons.  We believe that our policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and NYSE listing standards.  A copy of our insider trading compliance policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Timing of Equity Grants:

We do not have a formal policy that requires the Company to grant, or avoid granting, equity-based compensation to our directors or executive officers at certain times.  We routinely grant long-term equity awards to our executive officers in connection with annual compensation reviews at our February Board meeting based on our long-range planning process and the benchmarking advice of our compensation consultant, and to our directors in connection with annual elections immediately following our annual meeting of shareholders.  The timing of equity grants to directors or executive officers in connection with new hires, promotions, or other non-routine grants is tied to the event giving rise to the award, such as commencement of employment/services or promotion effective date.  As a result, in all cases, the timing of grants of equity awards occurs independently of the release of any material nonpublic information and the Company does not time the disclosure of material nonpublic information for the purpose of affecting the value of equity-based compensation.

During the year ended December 31, 2024, there were no equity grants made to directors or executive officers of the Company during any period beginning four business days before the filing of a periodic report or current report disclosing material nonpublic information and ending one business day after the filing or furnishing of such report with the SEC.

Item 11.  EXECUTIVE COMPENSATION

Information required by this item will be set forth in our 2025 Proxy Statement, and is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED SHAREHOLDER MATTERS

Information required by this item will be set forth in our 2025 Proxy Statement, and is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item will be set forth in our 2025 Proxy Statement, and is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item will be set forth in our 2025 Proxy Statement, and is incorporated herein by reference.

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	Listing of Documents:

i.	Financial Statements. Our Consolidated Financial Statements included in Item 8 hereof, as required at December 31, 2024 and 2023, and for the years ended December 31, 2024, 2023, and 2022, consist of the following:

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Comprehensive Income

Consolidated Statements of Cash Flows

Consolidated Statements of Changes in Shareholders’ Equity

Notes to Consolidated Financial Statements

ii.	Exhibits. See separate Index to Exhibits hereafter.

Item 16.  FORM 10-K SUMMARY

None.

INDEX TO EXHIBITS

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Title	Form	Exhibit	Filing Date	Herewith

2.1***	Separation and Distribution Agreement, dated as of June 29, 2015, by and between Masco Corporation and TopBuild Corp.	8-K	2.1	7/6/2015

3.1	Composite Certificate of Incorporation of TopBuild Corp.	10-Q	3.2	7/8/2018

3.2	Amended and Restated Bylaws of TopBuild Corp., as Amended July 29, 2019	10-K	3.2	2/25/2020

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	3.1	4/30/2019

4.1	Description of TopBuild Securities Registered Under Section 12 of the Exchange Act	10-K	4.3	2/25/2020

4.2	Indenture, dated March 15, 2021, by and among TopBuild Corp., the Guarantors party thereto and U.S. Bank National Association, as Trustee	8-K	4.01	03/16/2021

4.3	Form of 3.625% Senior Note due 2029	8-K	4.02	03/16/2021

4.4	Indenture, dated October 14, 2021, by and among TopBuild Corp., the Guarantors party thereto and U.S. Bank National Association, as Trustee	8-K	4.01	10/15/2021

4.5	Form of 4.125% Senior Note due 2032	8-K	4.02	10/15/2021

10.1†	Change in Control and Severance Agreement between Gerald Volas and TopBuild Corp.	10-K	10.11	3/3/2016

10.2†	Amended and Restated TopBuild Corp. 2015 Long Term Stock Incentive Plan (“A&R LTIP”)	10-Q	10.2	5/11/2016

10.3†	Amendment to the TopBuild Corp. 2015 Long Term Stock Incentive Plan	8-K	10.1	2/22/2019

10.4†	Amendment to Change in Control and Severance Agreement dated as March 1, 2016 between TopBuild Corp. and Gerald Volas	8-K	10.3	2/22/2019

10.5†	Employment and Retirement Transition Agreement, dated as of January 9, 2020, between TopBuild Corp. and Gerald Volas.	8-K	10.1	1/10/2020

10.6	Amended and Restated Security and Pledge Agreement, dated March 20, 2020, among TopBuild Corp., Bank of America, N.A., as administrative agent, and the grantors party thereto.	8-K	10.2	3/23/2020

10.7†	TopBuild Corp. Executive Severance Plan, as Amended effective October 28, 2024	10-Q	10.16	11/5/2024

10.8	Amendment No. 3 to Amended and Restated Credit Agreement, dated December 9, 2022 among TopBuild Corp., Bank of America, N.A. as administrative agent, and the other lenders and agents party thereto.	10-K	10.13	2/23/2023

10.9	Amended and Restated Credit Agreement, dated March 20, 2020, among TopBuild Corp., Bank of America, N.A. as administrative agent, and the other lenders and agents party thereto, as amended by Amendment No. 3.	10-K	10.14	2/23/2023

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Title	Form	Exhibit	Filing Date	Herewith

10.10	Form of Loan Notice to Amended and Restated Credit Agreement, dated March 20, 2020, among TopBuild Corp., Bank of America, N.A. as administrative agent, and the other lenders and agents party thereto, as amended by Amendment No. 3.	10-K	10.15	2/23/2023

10.11	Amendment No. 4 to Amended and Restated Credit Agreement and Increase Joinder, dated July 26, 2023, among TopBuild Corp., Bank of America, N.A. as administrative agent, and the other lenders and agents party thereto.	10-Q	10.16	8/3/2023

10.12	Form of Restricted Stock Unit Award Agreement under A&R LTIP (revised October 2023)	10-K	10.13	2/28/2024

10.13	Form of Performance Restricted Stock Unit Award Agreement under A&R LTIP (revised October 2023)	10-K	10.14	2/28/2024

10.14	Form of Restricted Stock Award Agreement for Non-Employee Directors under A&R LTIP (revised October 2023)	10-K	10.15	2/28/2024

19.1	TopBuild Corp. Securities Trading Policy				X

21.1	List of Subsidiaries of TopBuild Corp.				X

23.1	Consent of PricewaterhouseCoopers, LLP				X

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1‡	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002

32.2‡	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002
97.1	Executive Officer Incentive Compensation Recovery Policy	10-K	10.12	2/28/2024

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

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

February 25, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Buck	Director, Chief Executive Officer	February 25, 2025
Robert Buck	(Principal Executive Officer)

/s/ Robert Kuhns	Vice President, Chief Financial Officer	February 25, 2025
Robert Kuhns	(Principal Financial Officer)

/s/ Madeline Otero	Chief Accounting Officer	February 25, 2025
Madeline Otero	(Principal Accounting Officer)

/s/ Alec C. Covington	Chairman of the Board	February 25, 2025
Alec C. Covington

/s/ Ernesto Bautista, III	Director	February 25, 2025
Ernesto Bautista, III

/s/ Joseph S. Cantie	Director	February 25, 2025
Joseph S. Cantie

/s/ Tina M. Donikowski	Director	February 25, 2025
Tina M. Donikowski

/s/ Deirdre Drake	Director	February 25, 2025
Deirdre Drake

/s/ Mark A. Petrarca	Director	February 25, 2025
Mark A. Petrarca

/s/ Nancy M. Taylor	Director	February 25, 2025
Nancy M. Taylor