Form 10-Q
period 2025-03-31
TopBuild Corp
filed 2025-05-06
CIK 1633931

UNITED STATES

SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period March 31, 2025

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

The registrant had outstanding 28,586,765 shares of Common Stock, par value $0.01 per share as of April 29, 2025.

TOPBUILD CORP.

GLOSSARY

We use acronyms, abbreviations, and other defined terms throughout this Quarterly Report, which are defined in the glossary below:

Term	Definition
3.625% Senior Notes	TopBuild's 3.625% senior unsecured notes issued March 15, 2021 and due March 15, 2029
4.125% Senior Notes	TopBuild's 4.125% senior unsecured notes issued October 14, 2021 and due February 15, 2032
2015 LTIP	2015 Long-Term Incentive Program authorizes the Board to grant stock options, stock appreciation rights, restricted shares, restricted share units, performance awards, and dividend equivalents
2024 Repurchase Program	$1 billion share repurchase program authorized by the Board on May 3, 2024.
2025 Repurchase Program	$1 billion share repurchase program authorized by the Board on February 17, 2025.
Amendment No. 4	Amendment No. 4 to the Credit Agreement dated July 26, 2023
Annual Report	Annual report filed with the SEC on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Board	Board of Directors of TopBuild
BofA	Bank of America, N.A.
Brabble	Brabble Insulation, Inc.
CODM	Chief Operating Decision Maker
Cost of sales	Primarily composed of labor, material costs and overhead
Credit Agreement	Amended and Restated Credit Agreement, dated March 20, 2020, among TopBuild, BofA as administrative agent, and the other lenders and agents party thereto
Current Report	Current report filed with the SEC on Form 8-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
EBITDA	Earnings before interest, taxes, depreciation, and amortization
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Generally accepted accounting principles in the United States of America
Insulation Works	Insulation Works, Inc.
Lenders	Bank of America, N.A., together with the other lenders party to "Credit Agreement"
Morris Black	Morris Black & Sons, Inc.
Net Leverage Ratio	As defined in the “Credit Agreement,” the ratio of outstanding indebtedness, less up to $100 million of unrestricted cash, to EBITDA
NYSE	New York Stock Exchange
PCI	Pest Control Insulation, LLC
Quarterly Report	Quarterly report filed with the SEC on Form 10-Q pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
ROU	Right of use (asset), as defined in ASC 842
RSA	Restricted stock award
Seal-Rite	Seal-Rite Insulation Inc
SEC	United States Securities and Exchange Commission
Secured Leverage Ratio	As defined in the “Credit Agreement,” the ratio of outstanding indebtedness, including letters of credit, to EBITDA
Selling, general and administrative expenses

Includes allocation of corporate overhead, bad debt, bank fees, selling expenses, employee compensation, insurance, legal and consulting, office equipment & supplies, telecommunication & subscriptions, and travel & entertainment

SOFR	Secured overnight financing rate
Term Loan	TopBuild's secured borrowings under the "Credit Agreement" due October 7, 2026
TopBuild	TopBuild Corp. and its wholly-owned consolidated domestic subsidiaries

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TOPBUILD CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands except share data)

	As of
	March 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$308,811	$400,318
Receivables, net of an allowance for credit losses of $21,257 at March 31, 2025, and $18,541 at December 31, 2024	748,726	751,612
Inventories	406,057	406,662
Prepaid expenses and other current assets	30,723	40,382
Total current assets	1,494,317	1,598,974

Right of use assets	178,948	189,146
Property and equipment, net	259,691	266,992
Goodwill	2,113,416	2,112,259
Other intangible assets, net	539,582	557,689
Other assets	10,342	10,366
Total assets	$4,596,296	$4,735,426

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$422,786	$456,446
Current portion of long-term debt	52,500	48,750
Accrued liabilities	193,599	191,786
Short-term operating lease liabilities	68,257	68,713
Short-term finance lease liabilities	1,365	1,487
Total current liabilities	738,507	767,182

Long-term debt	1,312,879	1,327,159
Deferred tax liabilities, net	238,248	240,343
Long-term portion of insurance reserves	57,728	57,700
Long-term operating lease liabilities	129,243	129,360
Long-term finance lease liabilities	2,312	2,618
Other liabilities	1,355	1,446
Total liabilities	2,480,272	2,525,808

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value: 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.01 par value: 250,000,000 shares authorized; 39,605,666 shares issued and 28,710,661 outstanding at March 31, 2025, and 39,554,033 shares issued and 29,367,087 outstanding at December 31, 2024	396	396
Treasury stock, 10,895,005 shares at March 31, 2025, and 10,186,946 shares at December 31, 2024, at cost	(1,903,321)	(1,681,230)
Additional paid-in capital	931,020	926,137
Retained earnings	3,116,906	2,993,521
Accumulated other comprehensive loss	(28,977)	(29,206)
Total equity	2,116,024	2,209,618
Total liabilities and equity	$4,596,296	$4,735,426

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands except share and per common share data)

	Three Months Ended March 31,
	2025	2024
Net sales	$1,233,278	$1,278,717
Cost of sales	881,805	891,567
Gross profit	351,473	387,150

Selling, general, and administrative expense	173,984	172,642
Operating profit	177,489	214,508

Other income (expense), net:
Interest expense	(16,602)	(18,795)
Other, net	5,086	11,282
Other expense, net	(11,516)	(7,513)
Income before income taxes	165,973	206,995

Income tax expense	(42,588)	(54,614)
Net income	$123,385	$152,381

Net income per common share:
Basic	$4.25	$4.82
Diluted	$4.23	$4.79

Weighted average shares outstanding:
Basic	29,028,234	31,641,454
Diluted	29,174,892	31,843,818

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2025	2024
Net income	$123,385	$152,381
Other comprehensive income (loss):
Foreign currency translation adjustment	229	(4,092)
Comprehensive income	$123,614	$148,289

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2025	2024
Cash Flows Provided by (Used in) Operating Activities:
Net income	$123,385	$152,381
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,791	34,257
Share-based compensation	5,042	5,127
Loss (gain) on sale of assets	829	(561)
Amortization of debt issuance costs	720	720
Provision for bad debt expense	3,666	4,464
Provision for inventory obsolescence	2,820	2,902
Impairment losses	9,868	-
Deferred income taxes, net	(1,822)	(240)
Change in certain assets and liabilities, net of effects of businesses acquired:
Receivables, net	(1,118)	(28,486)
Inventories	(2,215)	(12,056)
Prepaid expenses and other current assets	9,646	7,541
Accounts payable	(32,342)	(2,659)
Accrued liabilities	(1,050)	16,170
Other, net	(631)	(783)
Net cash provided by operating activities	152,589	178,777

Cash Flows Provided by (Used in) Investing Activities:
Purchases of property and equipment	(13,395)	(19,881)
Acquisition of businesses, net of cash acquired	294	(22,240)
Proceeds from sale of assets	248	1,608
Net cash used in investing activities	(12,853)	(40,513)

Cash Flows Provided by (Used in) Financing Activities:
Repayment of long-term debt	(11,250)	(12,059)
Taxes withheld and paid on employees' equity awards	(4,466)	(6,059)
Exercise of stock options	—	1,020
Repurchase of shares of common stock	(215,628)	—
Net cash used in financing activities	(231,344)	(17,098)
Impact of exchange rate changes on cash	101	(922)
Net (decrease) increase in cash and cash equivalents	(91,507)	120,244
Cash and cash equivalents - Beginning of period	400,318	848,565
Cash and cash equivalents - End of period	$308,811	$968,809

Supplemental disclosure of noncash activities:
Leased assets obtained in exchange for new operating lease liabilities	$17,547	$13,737
Accruals for property and equipment	444	307
Excise taxes capitalized to treasury stock	2,156	—

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

(In thousands except share data)

					Accumulated
	Common	Treasury	Additional		Other
	Stock	Stock	Paid-in	Retained	Comprehensive
	($0.01 par value)	at cost	Capital	Earnings	Loss	Equity
Balance at December 31, 2023	$394	$(699,327)	$906,334	$2,370,919	$(14,665)	$2,563,655
Net income	-	-	-	152,381	-	152,381
Share-based compensation	-	-	5,127	-	-	5,127
Issuance of 51,236 restricted share awards under long-term equity incentive plan, net of forfeitures	1	-	-	-	-	1
14,933 shares withheld to pay taxes on employees' equity awards	-	(6,059)	-	-	-	(6,059)
5,757 shares issued upon exercise of stock options	-	-	1,020	-	-	1,020
Other comprehensive income, net of tax	-	-	-	-	(4,092)	(4,092)
Balance at March 31, 2024	$395	$(705,386)	$912,481	$2,523,300	$(18,757)	$2,712,033

					Accumulated
	Common	Treasury	Additional		Other
	Stock	Stock	Paid-in	Retained	Comprehensive
	($0.01 par value)	at cost	Capital	Earnings	(Loss)/Income	Equity
Balance at December 31, 2024	$396	$(1,681,230)	$926,137	$2,993,521	$(29,206)	$2,209,618
Net income	-	-	-	123,385	-	123,385
Share-based compensation	-	-	5,042	-	-	5,042
Issuance of 51,633 restricted share awards under long-term equity incentive plan, net of forfeitures	-	-	-	-	-	-
Repurchase of 693,881 shares pursuant to the Share Repurchase Programs	-	(217,784)	-	-	-	(217,784)
14,178 shares withheld to pay taxes on employees' equity awards	-	(4,307)	(159)	-	-	(4,466)
Other comprehensive income, net of tax	-	-	-	-	229	229
Balance at March 31, 2025	$396	$(1,903,321)	$931,020	$3,116,906	$(28,977)	$2,116,024

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

TopBuild is a Delaware corporation and trades on the NYSE under the symbol “BLD.” We report our business in two segments: Installation and Specialty Distribution. Our Installation segment primarily installs insulation and other building products. Our Specialty Distribution segment primarily sells and distributes insulation and other building products. Our segments are based on our operating units, for which further discussion is included in Note 7 – Segment Information.

We believe the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to state fairly our financial position as of March 31, 2025, our results of operations and comprehensive income for the three months ended March 31, 2025 and 2024, and our cash flows for the three months ended March 31, 2025 and 2024. The condensed consolidated balance sheet at December 31, 2024 was derived from our audited financial statements, but does not include all disclosures required by GAAP.

These condensed consolidated financial statements and related notes should be read in conjunction with the audited Consolidated Financial Statements included in the Company’s Annual report for the year ended December 31, 2024, as filed with the SEC on February 25, 2025.

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

Recently Adopted Accounting Pronouncements

Segment Reporting. In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures”. This standard amends Topic 280 to require all entities to disclose, on an annual and interim basis, significant segment expenses and an amount for other segment items by reportable segment. This standard became effective for us as of December 31, 2024. Its adoption had no impact on our consolidated results of operations, financial position or cash flows. See Note 7 – Segment Information for required disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740), Improvements to Income Tax Disclosures”. This standard amends Topic 740 to require all entities to disclose specific categories in the rate reconciliation, income taxes paid and other income tax information. This standard is effective for fiscal years beginning after December 15, 2024, and should be applied on a prospective basis. We do not anticipate that this standard will affect our consolidated results of operations, financial position or cash flows.

In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40)”. This standard requires disclosure, in the notes to financial statements, of specified information about certain costs and expenses. This standard is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. This standard may be applied either prospectively or retrospectively. We do not anticipate that this standard will affect our consolidated results of operations, financial position or cash flows and we are assessing the impact of its adoption in our disclosures to our consolidated financial statements.

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.  REVENUE RECOGNITION

Revenue is disaggregated between our Installation and Specialty Distribution segments and further based on market and product, as we believe this best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

The following tables present our revenues disaggregated by market (in thousands):

	Three Months Ended March 31,
	2025				2024
	Installation	Specialty Distribution	Eliminations	Total	Installation	Specialty Distribution	Eliminations	Total
Residential	$620,961	$210,014	$(61,224)	$769,751	$674,436	$216,397	$(55,990)	$834,843
Commercial/Industrial	124,572	349,790	(10,835)	463,527	124,307	329,397	(9,830)	443,874
Net sales	$745,533	$559,804	$(72,059)	$1,233,278	$798,743	$545,794	$(65,820)	$1,278,717

The following tables present our revenues disaggregated by product (in thousands):

	Three Months Ended March 31,
	2025				2024
	Installation	Specialty Distribution	Eliminations	Total	Installation	Specialty Distribution	Eliminations	Total
Insulation and accessories	$596,284	$500,765	$(64,025)	$1,033,024	$643,650	$490,669	$(57,509)	$1,076,810
Glass and windows	59,516	-	-	59,516	58,117	-	-	58,117
Gutters	24,895	43,435	(7,074)	61,256	27,967	40,316	(7,309)	60,974
All other	64,838	15,604	(960)	79,482	69,009	14,809	(1,002)	82,816
Net sales	$745,533	$559,804	$(72,059)	$1,233,278	$798,743	$545,794	$(65,820)	$1,278,717

The following table represents our contract assets and contract liabilities with customers, in thousands:

	Included in Line Item on	As of
	Condensed Consolidated	March 31,	December 31,
	Balance Sheets	2025	2024
Contract Assets:
Receivables, unbilled	Receivables, net	$73,034	$61,366

Contract Liabilities:
Deferred revenue	Accrued liabilities	$16,997	$18,651

The aggregate amount remaining on uncompleted performance obligations was $315.1 million as of March 31, 2025. We expect to satisfy the performance obligations and recognize revenue on substantially all of these uncompleted contracts over the next 18 months.

On certain of our long-term contracts, a percentage of the total project cost is withheld and not invoiced to the customer and collected until satisfactory completion of the customer’s project, typically within a year. This amount is referred to as retainage and is common practice in the construction industry. Retainage receivables are classified as a component of Receivables, net on our condensed consolidated balance sheets and were $70.7 million and $74.9 million as of March 31, 2025 and December 31, 2024, respectively.

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

In the fourth quarter of 2024, we performed an annual assessment on our goodwill resulting in no impairment and there were no indicators of impairment for the three months ended March 31, 2025.

Changes in the carrying amount of goodwill for the three months ended March 31, 2025, by segment, were as follows, in thousands:

					Accumulated
	Gross Goodwill		FX Translation	Gross Goodwill	Impairment	Net Goodwill
	December 31, 2024	Additions	Adjustment	March 31, 2025	Losses	March 31, 2025
Goodwill, by segment:
Installation	$1,946,247	$(63)	$-	$1,946,184	$(762,021)	$1,184,163
Specialty Distribution	928,033	1,143	77	929,253	-	929,253
Total goodwill	$2,874,280	$1,080	$77	$2,875,437	$(762,021)	$2,113,416

Additions during the three months ended March 31, 2025, pertain to measurement period adjustments to the fair value of goodwill assigned to businesses acquired in the last twelve months.

Other intangible assets, net includes customer relationships, non-compete agreements, and trademarks / trade names. The following table sets forth our other intangible assets, in thousands:

	As of
	March 31, 2025	December 31, 2024
Gross definite-lived intangible assets	$864,771	$864,693
Accumulated amortization	(325,189)	(307,004)
Other intangible assets, net	$539,582	$557,689

The following table sets forth our amortization expense, in thousands:

	Three Months Ended March 31,
	2025	2024
Amortization expense	$18,156	$17,686

5. LONG-TERM DEBT

The following table reconciles the principal balances of our outstanding debt to our condensed consolidated balance sheets, in thousands:

	As of
	March 31, 2025	December 31, 2024
3.625% Senior Notes due 2029	$400,000	$400,000
4.125% Senior Notes due 2032	500,000	500,000
Term loan due 2026	476,250	487,500
Unamortized debt issuance costs	(10,871)	(11,591)
Total debt, net of unamortized debt issuance costs	1,365,379	1,375,909
Less: current portion of long-term debt	52,500	48,750
Total long-term debt	$1,312,879	$1,327,159

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth our remaining principal payments for our outstanding debt balances as of March 31, 2025, in thousands:

	2025	2026	2027	2028	2029	Thereafter	Total
3.625% Senior Notes	$-	$-	$-	$-	$400,000	$-	$400,000
4.125% Senior Notes	-	-	-	-	-	500,000	500,000
Term loan	37,500	438,750	-	-	-	-	476,250
Total	$37,500	$438,750	$-	$-	$400,000	$500,000	$1,376,250

Credit Agreement

On July 26, 2023, we entered into Amendment No. 4 to our Credit Agreement. The following table outlines the key terms of the Credit Agreement (dollars in thousands):

Senior secured term loan facility	$600,000

Revolving facility (a)	$500,000
Sublimit for issuance of letters of credit under revolving facility	$100,000
Sublimit for swingline loans under revolving facility	$35,000

Interest rate as of March 31, 2025	5.42%
Scheduled maturity date	10/7/2026
(a)	Use of the sublimits for the issuance of letters of credit and swingline loans reduces the availability under the revolving facility.

Interest expense on borrowings under the Credit Agreement is based on an applicable margin rate plus, at our option, either:

●	A base rate determined by reference to the highest of either (i) the federal funds rate plus 0.50 percent, (ii) BofA’s “prime rate,” and (iii) the SOFR rate for U.S. dollar deposits with a term of one month, plus 1.00 percent; or
●	A SOFR rate determined by reference to the costs of funds for deposits in U.S. dollars for the interest period relevant to such borrowings, subject to a floor of 0%.

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

The following table summarizes our availability under the revolving facility, in thousands:

	As of
	March 31, 2025	December 31, 2024
Revolving facility	$500,000	$500,000
Less: standby letters of credit	(62,448)	(63,770)
Availability under revolving facility	$437,552	$436,230

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

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Credit Agreement requires that we maintain a Net Leverage Ratio and minimum Interest Coverage Ratio throughout the term of the agreement. The following table outlines the key financial covenants effective for the period covered by this Quarterly Report:

As of March 31, 2025
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

Based on market trades of our 3.625% Senior Notes and our 4.125% Senior Notes close to March 31, 2025 (Level 1 fair value measurement), we estimate the fair value of each in the table below:

	As of March 31, 2025
	Fair Value	Gross Carrying Value
3.625% Senior Notes	$372,000	$400,000
4.125% Senior Notes	$448,750	$500,000

7.  SEGMENT INFORMATION

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

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Key information is presented below by segment for our profit measures for the three months ended March 31, 2025 and 2024, in thousands:

	Three Months Ended March 31, 2025
	Installation	Specialty Distribution	Total
Net sales from external customers	$745,533	$487,745	$1,233,278
Intercompany net sales	—	72,059	72,059
Segment net sales	745,533	559,804	1,305,337

Reconciliation of Net Sales
Elimination of intercompany net sales			(72,059)
Consolidated net sales			$1,233,278

Less (a):
Cost of sales (b)	511,438	430,499	941,937
Selling, general and administrative expenses (c)	104,479	60,246	164,725
Segment operating profit	129,616	69,059	198,675

Reconciliation of Segment Operating Profit
Elimination of intercompany profit			(11,927)
General corporate expense, net (d)			(9,259)
Other expense, net (e)			(11,516)
Consolidated income before taxes			$165,973

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended March 31, 2024
	Installation	Specialty Distribution	Total
Net sales from external customers	$798,743	$479,974	$1,278,717
Intercompany net sales	—	65,820	65,820
Segment net sales	798,743	545,794	1,344,537

Reconciliation of Net Sales
Elimination of intercompany net sales			(65,820)
Consolidated net sales			$1,278,717

Less (a):
Cost of sales (b)	534,691	411,935	946,626
Selling, general and administrative expenses (c)	107,295	56,280	163,575
Segment operating profit	156,757	77,579	234,336

Reconciliation of Segment Operating Profit
Elimination of intercompany profit			(10,761)
General corporate expense, net (d)			(9,067)
Other expense, net (e)			(7,513)
Consolidated income before taxes			$206,995

(a) The significant expense categories align with the segment-level information that is regularly provided to our CODM.

(b) Cost of sales is primarily composed of labor, material costs and overhead. Includes $13.5 million of one-time charges ($7.1 million for our Installation segment and $6.4 million for our Specialty Distribution segment) to optimize our branch footprint and align our cost structure with current demand levels during the three months ended March 31, 2025. These one-time expenses primarily relate to non-cash facility impairment and severance.

(c) Selling, general and administrative expenses include allocation of corporate overhead, bad debt, bank fees, selling expenses, employee compensation, insurance, legal and consulting, office equipment & supplies, telecommunication & subscriptions, and travel & entertainment. Includes $1.9 million of one-time charges ($1.2 million for our Installation segment, $0.5 million for our Specialty Distribution segment and $0.2 million for our Branch Support Center) to align our cost structure with current demand levels during the three months ended March 31, 2025. These one-time expenses primarily relate to severance.

(d) General corporate expense, net includes expenses for functions such as corporate human resources, finance, and legal, including salaries, benefits, and other related costs.

(e) Other expense, net is presented on the accompanying condensed consolidated statement of operations and is primarily composed of interest expense and interest income.

Key information by segment is as follows for the three months ended March 31, 2025 and 2024, in thousands:

	As of March 31, 2025
	Installation	Specialty Distribution	Total Reportable Segments	Other (a)	Consolidated Totals
Depreciation and amortization (b)	$19,326	$15,001	$34,327	$1,464	$35,791
Property additions (c)	7,468	3,259	10,727	887	11,614
Total assets	2,183,831	2,094,398	4,278,229	318,067	4,596,296

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of March 31, 2024
	Installation	Specialty Distribution	Total Reportable Segments	Other (a)	Consolidated Totals
Depreciation and amortization (b)	$18,267	$14,836	$33,103	$1,154	$34,257
Property additions (c)	11,815	5,924	17,739	1,873	19,612
Total assets	2,224,601	2,091,651	4,316,252	994,200	5,310,452

(a) Represents amounts held at Corporate not specifically attributed to or allocated to the segments.

(b) Represents total by segment, inclusive of amounts presented within cost of sales and selling, general and administrative expenses, as applicable.

(c) Property additions include assets acquired in business combinations in each respective year.

8.  INCOME TAXES

Our effective tax rates were 25.7 percent and 26.4 percent for the three months ended March 31, 2025 and March 31, 2024, respectively. The lower 2025 tax rate was primarily related to a decrease in tax expense related to share-based compensation.

A tax expense of $0.7 million and $2.0 million related to share-based compensation was recognized in our condensed consolidated statements of operations as a discrete item in income tax expense for the three months ended March 31, 2025 and March 31, 2024, respectively.

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

Basic and diluted net income per share were computed as follows:

	Three Months Ended March 31,
	2025	2024
Net income (in thousands)	$123,385	$152,381

Weighted average number of common shares outstanding - basic	29,028,234	31,641,454

Dilutive effect of common stock equivalents:
RSAs with service-based conditions	31,211	41,832
RSAs with market-based conditions	13,686	50,955
RSAs with performance-based conditions	18,693	14,429
Stock options	83,068	95,148

Weighted average number of common shares outstanding - diluted	29,174,892	31,843,818

Basic net income per common share	$4.25	$4.82

Diluted net income per common share	$4.23	$4.79

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes shares excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2025	2024
Anti-dilutive common stock equivalents:
RSAs with service-based conditions	10,151	14
RSAs with market-based conditions	12,844	-
RSAs with performance-based conditions	-	-
Stock options	-	-
Total anti-dilutive common stock equivalents	22,995	14

10. SHARE-BASED COMPENSATION

Effective July 1, 2015, our eligible employees commenced participation in the 2015 LTIP. The 2015 LTIP authorizes the Board to grant stock options, stock appreciation rights, restricted shares, restricted share units, performance awards, and dividend equivalents. All grants are made by issuing new shares and no more than 4.0 million shares of common stock may be issued under the 2015 LTIP. As of March 31, 2025, we had 1.7 million shares remaining available for issuance under the 2015 LTIP.

Share-based compensation expense is included in selling, general, and administrative expense. The income tax effect associated with share-based compensation awards is included in income tax expense.

The following table presents share-based compensation amounts recognized in our condensed consolidated statements of operations, in thousands:

	Three Months Ended March 31,
	2025	2024
Share-based compensation expense	$5,042	$5,127
Income tax (expense)/benefit	$(661)	$(2,009)

The following table presents a summary of our share-based compensation activity for the three months ended March 31, 2025, in thousands, except per share amounts:

	RSAs		Stock Options
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance December 31, 2024	176.0	$269.50	112.7	$30.10	$83.97	$25,604.9
Granted	52.3	$342.95	—	—	—	—
Converted/Exercised	(45.4)	$242.42	—	—	—	—
Forfeited/Expired	(13.2)	$298.11	—	—	—	—
Balance March 31, 2025	169.7	$297.16	112.7	$30.10	$83.97	$24,885.3

Exercisable March 31, 2025 (a)			112.7	$30.10	$83.97	$24,885.3
(a)	The weighted average remaining contractual term for vested stock options is approximately 3.9 years.

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We have unrecognized share-based compensation expense related to unvested awards as shown in the following table, dollars in thousands:

	As of March 31, 2025
	Unrecognized Compensation Expense on Unvested Awards	Weighted Average Remaining Compensation Expense Period
RSAs	$31,314	1.2
Stock options	—	—
Total unrecognized compensation expense related to unvested awards	$31,314

Our RSAs with performance-based conditions are evaluated on a quarterly basis with adjustments to compensation expense based on the likelihood of the performance target being achieved or exceeded. The following table shows the range of payouts and the related expense for our outstanding RSAs with performance-based conditions, in thousands:

		Payout Ranges and Related Expense
RSAs with Performance-Based Conditions	Grant Date Fair Value	0%	25%	100%	200%
February 21, 2023	$3,819	$-	$955	$3,819	$7,638
February 21, 2024	$4,412	$-	$1,103	$4,412	$8,824
February 18, 2025	$5,040	$-	$1,260	$5,040	$10,080

During the first quarter of 2025, RSAs with performance-based conditions that were granted on February 15, 2022 vested based on cumulative three-year achievement of 200%. Total compensation expense recognized over the three-year performance period, net of forfeitures, was $5.8 million.

The fair value of our RSAs with a market-based condition granted under the 2015 LTIP was determined using a Monte Carlo simulation. The following are key inputs in the Monte Carlo analysis for awards granted in 2025, 2024, and 2023:

	2025	2024	2023
Measurement period (years)	2.86	2.86	2.86
Risk free interest rate	4.28%	4.36%	4.42%
Dividend yield	0.00%	0.00%	0.00%
Estimated fair value of market-based RSAs at grant date	$393.39	$503.68	$270.64

11. SHARE REPURCHASE PROGRAM

On May 3, 2024, our Board authorized the 2024 Repurchase Program, pursuant to which the Company could purchase up to $1.0 billion of our common stock. The Company completed its 2024 Repurchase Program during the first quarter of 2025 for a total of 2,685,478 shares of our common stock at a weighted average cost of $372.37 per share.

On February 17, 2025, our Board authorized the 2025 Repurchase Program, pursuant to which the Company may purchase up to $1.0 billion of our common stock. Share repurchases may be executed through various means including open market purchases, privately negotiated transactions, accelerated share repurchase transactions, or other available means. The 2025 Repurchase Program does not obligate the Company to purchase any shares and has no expiration date. Authorization for the 2025 Repurchase Program may be terminated, increased, or decreased by the Board at its discretion at any time. As of March 31, 2025, the Company had $972.4 million remaining under the 2025 Share Repurchase Program.

Effective January 1, 2023, the Inflation Reduction Act of 2022 mandated a 1% excise tax on all share repurchases. Excise tax obligations that result from our share repurchases are included in the cost of treasury stock. The Company has excise tax liabilities of $11.6 million and $9.4 million as of March 31, 2025 and December 31, 2024, respectively. Excise tax liabilities are included in accrued liabilities on our condensed consolidated balance sheets.

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth our share repurchases under the share repurchase programs in 2025. No shares were repurchased during three months ended March 31, 2024.

Three Months Ended
March 31, 2025
Number of shares repurchased	693,881
Share repurchase cost (in thousands) (a)	$217,785

(a)	Includes $2.2 million of excise taxes

12. BUSINESS COMBINATIONS

Acquiring businesses is a key part of our ongoing strategy to grow our company and expand our offerings. Each acquisition has been accounted for as a business combination under ASC 805, “Business Combinations.” Acquisition related costs were $0.3 million and $0.5 million in the three months ended March 31, 2025 and 2024, respectively. Acquisition related costs are included in selling, general, and administrative expense in our condensed consolidated statements of operations.

As third-party or internal valuations are finalized, certain tax aspects of the foregoing transactions are completed, and customer post-closing reviews are concluded, adjustments may be made to the fair value of assets acquired, and in some cases total purchase price, through the end of each measurement period, generally one year following the applicable acquisition date. See Note 4 – Goodwill and Other Intangibles for disclosure of measurement period adjustments.

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

Customer relationships related to acquisitions completed in the three months ended March 31, 2024, were assigned a total fair value of $7.1 million and are being amortized over their useful life of 12 years.

Goodwill to be recognized in connection with acquisitions is attributable to the synergies expected to be realized and improvements in the businesses after the acquisitions. Primarily all of the $10.6 million of goodwill recorded from acquisitions completed in the three months ended March 31, 2024, is expected to be deductible for income tax purposes.

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.  ACCRUED LIABILITIES

The following table sets forth the components of accrued liabilities, in thousands:

	As of
	March 31, 2025	December 31, 2024
Accrued liabilities:
Salaries, wages, and bonus/commissions	$52,685	$64,713
Income tax payable	33,978	3,240
Short-term portion of insurance reserves	31,086	31,013
Deferred revenue	16,997	18,651
Sales and property taxes	14,284	13,884
Excise taxes	11,600	9,444
Customer rebates	6,560	17,898
Interest payable on long-term debt	3,516	12,307
Other	22,893	20,636
Total accrued liabilities	$193,599	$191,786

See Note 3 – Revenue Recognition for discussion of our deferred revenue balances. Accrued income taxes payable increased compared to December 31, 2024, due to the timing of tax payments, which typically occur later in the year.

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

15.  SUBSEQUENT EVENTS

On April 7, 2025, we acquired the assets of the residential and commercial insulation business Seal-Rite. This installation acquisition will enhance our presence in the Omaha and Lincoln, Nebraska markets. The purchase price of approximately $23.0 million was funded by cash on hand. This acquisition will be accounted for as a business combination under ASC 805, “Business Combinations.”

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

TopBuild, headquartered in Daytona Beach, Florida, is a leading installer and specialty distributor of insulation and other building material products to the construction industry in the United States and Canada.

We operate in two segments: Installation and Specialty Distribution. Our Installation segment installs insulation and other building products nationwide. As of March 31, 2025, we had more than 200 Installation branches located across the United States. We install various insulation applications, including fiberglass batts and rolls, blown-in loose fill fiberglass, polyurethane spray foam, and blown-in loose fill cellulose. Additionally, we install other building products including glass and windows, rain gutters, garage doors, closet shelving, and fireplaces, among other items. We handle every stage of the installation process, including material procurement supplied by leading manufacturers, project scheduling and logistics, multi-phase professional installation, and installation quality assurance.

Our Specialty Distribution segment distributes building and mechanical insulation, insulation accessories, rain gutters, and other building product materials for the residential and commercial/industrial end markets. As of March 31, 2025, we had more than 150 distribution centers across North America including 18 distribution centers in Canada. Our Specialty Distribution customer base consists of thousands of insulation contractors of all sizes serving a wide variety of residential and commercial/industrial industries, gutter contractors, weatherization contractors, other contractors, dealers, metal building erectors, and modular home builders.

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

For additional details pertaining to our operating results by segment, see Note 7 – Segment Information to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report. For additional details regarding our strategy, material trends in our business and seasonality, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the year ended December 31, 2024, as filed with the SEC on February 25, 2025.

Recent Developments

In recent months, the U.S. government has announced tariffs and trade restrictions on certain goods produced outside the United States. As a result, certain jurisdictions, including China, Mexico, Canada, and the European Union, have also imposed tariffs and restrictions on certain goods produced in the United States. While we have a limited number of products that we purchase directly or indirectly from jurisdictions that could be exposed to effected or proposed tariffs, such products represent a relatively small portion of our current material spend and we believe the direct impact for our business is minimal. We are actively working with our supply base to mitigate the anticipated impact of current applicable tariffs and expect to take pricing actions to the extent we believe necessary or appropriate. The potential direct and indirect impacts of tariffs on the broad economy and, in particular, housing demand, are uncertain and we continue to closely monitor and evaluate the ongoing situation.

First Quarter Highlights

In the first quarter of 2025, we executed a network optimization project to consolidate facilities across both our Installation and Specialty Distribution segments. We recorded one-time charges of $13.9 million in connection with these consolidations, the majority of which relate to non-cash facility impairment. We also made headcount reductions in the first quarter to align our cost structure with current demand levels, resulting in one-time severance charges of $1.5 million.

The following discussion and analysis contains forward-looking statements and should be read in conjunction with the unaudited condensed consolidated financial statements, the notes thereto, and the section entitled “Forward-Looking Statements” included in this Quarterly Report.

FIRST QUARTER 2025 VERSUS FIRST QUARTER 2024

The following table sets forth our net sales, gross profit, operating profit, and margins, as reported in our condensed consolidated statements of operations, in thousands:

	Three Months Ended March 31,
	2025	2024
Net sales	$1,233,278	$1,278,717
Cost of sales	881,805	891,567
Cost of sales ratio	71.5%	69.7%

Gross profit	351,473	387,150
Gross profit margin	28.5%	30.3%

Selling, general, and administrative expense	173,984	172,642
Selling, general, and administrative expense to sales ratio	14.1%	13.5%

Operating profit	177,489	214,508
Operating profit margin	14.4%	16.8%

Other expense, net	(11,516)	(7,513)
Income tax expense	(42,588)	(54,614)
Net income	$123,385	$152,381
Net margin	10.0%	11.9%

Sales and Operations

Net sales declined by 3.6% for the three months ended March 31, 2025, from the comparable period of 2024. The decline was primarily driven by a 7.4% decrease in volume as housing demand has softened, partially offset by 2.6% increase in sales from acquisitions, and a 1.2% impact from higher selling prices.

Gross profit margins were 28.5% and 30.3% for the three months ended March 31, 2025 and 2024, respectively. The decline in gross profit margin is primarily due to $13.5 million of one-time expenses incurred in connection with our branch consolidations and headcount reductions, lower sales volume, and customer price pressures on residential products within our distribution business.  Excluding the impact of the one-time expenses, our gross profit margin would have been 29.6%.

Selling, general, and administrative expenses as a percentage of sales were 14.1% and 13.5% for the three months ended March 31, 2025 and 2024, respectively. Selling, general, and administrative expenses as a percentage of sales were higher primarily due to lower sales volume and $1.9 million of one-time expenses incurred in connection with our branch consolidations and headcount reductions.

Operating margins were 14.4% and 16.8% for the three months ended March 31, 2025 and 2024, respectively. The decrease in operating margins was primarily due to $15.4 million of one-time expenses incurred in connection with our branch consolidations and headcount reductions, lower sales volume and customer price pressures on residential products within our distribution business. Excluding the impact of the one-time expenses, our operating margin would have been 15.6%.

Business Segment Results

The following table sets forth our net sales and operating profit margins by business segment, in thousands:

	Three Months Ended March 31,
	2025	2024	Percent Change
Net sales by business segment:
Installation	$745,533	$798,743	(6.7)%
Specialty Distribution	559,804	545,794	2.6%
Intercompany eliminations	(72,059)	(65,820)
Net sales	$1,233,278	$1,278,717	(3.6)%

Operating profit by business segment:
Installation	$129,616	$156,757	(17.3)%
Specialty Distribution	69,059	77,579	(11.0)%
Intercompany eliminations	(11,927)	(10,761)
Operating profit before general corporate expense	186,748	223,575	(16.5)%
General corporate expense, net	(9,259)	(9,067)
Operating profit	$177,489	$214,508	(17.3)%

Operating profit margins:
Installation	17.4%	19.6%
Specialty Distribution	12.3%	14.2%
Operating profit margin before general corporate expense	15.1%	17.5%
Operating profit margin	14.4%	16.8%

Installation

Sales

Sales in our Installation segment decreased $53.2 million, or 6.7%, for the three months ended March 31, 2025, as compared to the same period in 2024. The sales decline was primarily due to 9.6% lower sales volume, partially offset by 1.8% increase from acquisitions, and 1.1% from higher selling prices.

Operating margins

Operating margins in our Installation segment were 17.4% and 19.6% for the three months ended March 31, 2025 and 2024, respectively. The decline in operating margin is primarily due to $8.3 million of one-time expenses incurred in connection with our branch consolidations and headcount reductions, and lower sales volume. Excluding the impact of the one-time expenses, our operating margin would have been 18.5%.

Specialty Distribution

Sales

Sales in our Specialty Distribution segment increased $14.0 million, or 2.6%, for the three months ended March 31, 2025, as compared to the same period in 2024. Sales increased 3.4% from acquisitions and 1.4% from higher selling prices, partially offset by 2.2% decline in sales volume.

Operating margins

Operating margins in our Specialty Distribution segment were 12.3% and 14.2% for the three months ended March 31, 2025 and 2024, respectively. The decline in operating margin is primarily due to $6.9 million of one-time expenses incurred in connection with our branch consolidations and headcount reductions, lower sales volume, and price pressures on residential products within our distribution business. Excluding the impact of the one-time expenses, our operating margin would have been 13.6%.

OTHER ITEMS

Other expense, net

Other expense, net, increased to $11.5 million from $7.5 million in the three months ended March 31, 2025 and 2024, respectively. The increase was primarily driven by $7.3 million lower interest income due to lower cash balances partially offset by a decline of $2.2 million in interest expense from lower debt and interest rates compared to the prior year period.

Income tax expense

Income tax expense was $42.6 million, an effective tax rate of 25.7 percent, for the three months ended March 31, 2025, compared to $54.6 million, an effective tax rate of 26.4 percent, for the comparable period in 2024. The tax rate for the three months ended March 31, 2025, was lower primarily related to a decrease in tax expense related to share-based compensation.

Cash Flows and Liquidity

Significant sources (uses) of cash and cash equivalents are summarized for the periods indicated, in thousands:

	Three Months Ended March 31,
	2025	2024
Changes in cash and cash equivalents:
Net cash provided by operating activities	$152,589	$178,777
Net cash used in investing activities	(12,853)	(40,513)
Net cash used in financing activities	(231,344)	(17,098)
Impact of exchange rate changes on cash	101	(922)
Net (decrease) increase in cash and cash equivalents	$(91,507)	$120,244

Net cash flows provided by operating activities decreased $26.2 million for the three months ended March 31, 2025, as compared to the prior year period. Net income decreased $29.0 million, or 19.0%, compared with the prior year period, driven by lower sales volume and $15.4 million of one-time expenses incurred in connection with our branch consolidations and headcount reductions.

Net cash used in investing activities was $12.9 million for the three months ended March 31, 2025, primarily composed of $13.4 million for purchases of property and equipment, mainly vehicles. Net cash used in investing activities was $40.5 million for the three months ended March 31, 2024, primarily composed of $22.2 million for our acquisitions and $19.9 million for purchases of property and equipment, mainly vehicles and equipment, partially offset by $1.6 million proceeds received from the sale of assets.

Net cash used in financing activities was $231.3 million for the three months ended March 31, 2025. During the three months ended March 31, 2025, we used $215.6 million to repurchase shares of our common stock under the 2024 and 2025 Repurchase Programs, $11.3 million for debt repayments and incurred $4.5 million cash outflow related to exercise of share-based incentive awards. Net cash used in financing activities was $17.1 million for the three months ended March 31, 2024. During the three months ended March 31, 2024, we used $12.1 million for debt repayments and incurred $5.0 million net cash outflow related to exercise of share-based incentive awards and stock options.

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

The following table summarizes our liquidity, in thousands:

	As of
	March 31,	December 31,
	2025	2024
Cash and cash equivalents (a)	$308,811	$400,318

Revolving facility	500,000	500,000
Less: standby letters of credit	(62,448)	(63,770)
Availability under Revolving facility	437,552	436,230

Total liquidity	$746,363	$836,548
(a)	Our cash and cash equivalents consist of AAA-rated money market funds as well as cash held in our demand deposit accounts.

We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to support our ongoing operations and known contractual obligations including funding our debt service requirements, capital expenditures, lease obligations and working capital needs for at least the next twelve months. We also have adequate liquidity to maintain off-balance sheet arrangements for short-term leases, letters of credit, and performance and license bonds. Information regarding our outstanding bonds as of March 31, 2025, is incorporated by reference from Note 14 – Other Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

OUTLOOK

Residential New Construction

Demand for single-family homes continues to be uneven across the country. Multi-family activity has slowed considerably as the lower housing starts of 2024 are beginning to impact the industry. While the residential end-markets are facing near-term uncertainty around tariffs, inflation, and interest rates, we remain optimistic about the longer-term fundamentals due to underbuilding in the United States in prior years.

Commercial and Industrial Construction

Our commercial backlog is strong, and our bidding activity is active, both of which continue to support our positive view of commercial/industrial sales at our Installation and Specialty Distribution segments. We remain optimistic that lower interest rates in the future will unlock additional projects across many industries. In addition, recurring maintenance and repair work on industrial sites serves as a continued driver for our Specialty Distribution business.

OFF-BALANCE SHEET ARRANGEMENTS

We had no material off-balance sheet arrangements during the three months ended March 31, 2025, other than short-term leases, letters of credit, and performance and license bonds, which have been disclosed in Part 1, Item 1 of this Quarterly report.

We occasionally use performance bonds to ensure completion of our work on certain larger customer contracts that can span multiple accounting periods. Performance bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. We also have bonds outstanding for license and insurance.

The following table summarizes our outstanding performance, licensing, insurance, and other bonds, in thousands:

	As of
	March 31, 2025	December 31, 2024
Outstanding bonds:
Performance bonds	$147,797	$146,479
Licensing, insurance, and other bonds	28,273	28,462
Total bonds	$176,070	$174,941

CONTRACTUAL OBLIGATIONS

There have been no material changes to our contractual obligations from those previously disclosed in our Annual Report for the year ended December 31, 2024, as filed with the SEC on February 25, 2025.

CRITICAL ACCOUNTING POLICIES

We prepare our condensed consolidated financial statements in conformity with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates. Our critical accounting policies have not changed from those previously reported in our Annual Report for the year ended December 31, 2024, as filed with the SEC on February 25, 2025.

APPLICATION OF NEW ACCOUNTING STANDARDS

Information regarding the application of new accounting standards is incorporated by reference from Note 2 – Accounting Policies to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

FORWARD-LOOKING STATEMENTS

Statements contained in this report that reflect our views about future periods, including our future plans and performance, constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “will,” “would,” “should,” “anticipate,” “expect,” “believe,” “designed,” “plan,” “may,” “project,” “estimate” or “intend,” the negative of these terms, and similar references to future periods.  These views involve risks and uncertainties that are difficult to predict and, accordingly, our actual results may differ materially from the results discussed in our forward-looking statements. We caution you against unduly relying on any of these forward-looking statements. Our future performance may be affected by the duration and impact of negative macro-economic impacts on the United States economy, specifically with respect to residential, commercial/industrial construction, our ability to collect our receivables from our customers, our reliance on residential new construction, residential repair/remodel, and commercial/industrial construction; our reliance on third-party suppliers and manufacturers; our ability to attract, develop, and retain talented personnel and our sales and labor force; our ability to maintain consistent practices across our locations; our ability to maintain our competitive position; and our ability to realize the expected benefits of our acquisitions. We discuss the material risks we face under the caption entitled “Risk Factors” in our Annual Report for the year ended December 31, 2024, as filed with the SEC on February 25, 2025, as well as under the caption entitled “Risk Factors” in subsequent reports that we file with the SEC. Our forward-looking statements in this filing speak only as of the date of this filing. Factors or events that could cause our actual results to differ may emerge from time to time and it is not possible for us to predict all of them. Unless required by law, we undertake no obligation to update publicly any forward-looking statements as a result of new information, future events, or otherwise.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have a Term Loan outstanding with a principal balance of $476.3 million and a revolving facility with an aggregate borrowing capacity of $500.0 million. We also have outstanding 3.625% Senior Notes with an aggregate principal balance of $400.0 million and 4.125% Senior Notes with an aggregate principal balance of $500.0 million. The 3.625% Senior Notes and 4.125% Senior Notes bear a fixed rate of interest and therefore are excluded from the calculation below as they are not subject to fluctuations in interest rates.

Interest payable on both the aggregate Term Loan and revolving facility is based on a variable interest rate. As a result, we are exposed to market risks related to fluctuations in interest rates on this outstanding indebtedness. As of March 31, 2025, the applicable interest rate as of such date was 5.42%. Based on our outstanding borrowings as of March 31, 2025, a 100-basis point increase in the interest rate would result in a $4.6 million increase in our annualized interest expense. There was no outstanding balance under the revolving facility as of March 31, 2025.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the most recent fiscal quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

The information set forth under the caption “Litigation” in Note 13 – Other Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report, is incorporated by reference herein.

Item 1A.  RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in our Annual Report for the year ended December 31, 2024, as filed with the SEC on February 25, 2025 which are incorporated by reference herein.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding the repurchase of our common stock for the three months ended March 31, 2025, in thousands, except share and per share data:

Period	Total Number of Shares Purchased	Average Price Paid per Common Share (a)	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2025 - January 31, 2025	89,829	$333.88	89,829	$1,158,062
February 1, 2025 - February 28, 2025	94,122	321.29	94,122	$1,127,821
March 1, 2025 - March 31, 2025	509,930	304.74	509,930	$972,425
Total	693,881	$310.76	693,881

(a)	These amounts exclude the 1% excise tax mandated by the Inflation Reduction Act on share repurchases.

Excluded from this disclosure are share repurchased to settle statutory employee tax withholdings related to the vesting of stock awards.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

Item 5.  OTHER INFORMATION

During the quarter ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408 of Regulation S-K).

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

May 6, 2025

By:	/s/ Robert Kuhns
Name:	Robert Kuhns
Title:	Vice President and Chief Financial Officer (Principal Financial Officer)

May 6, 2025