Form 10-Q
period 2025-06-30
TopBuild Corp
filed 2025-08-05
CIK 1633931

UNITED STATES

SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period June 30, 2025

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

The registrant had outstanding 28,138,831 shares of Common Stock, par value $0.01 per share as of July 29, 2025.

TOPBUILD CORP.

GLOSSARY

We use acronyms, abbreviations, and other defined terms throughout this Quarterly Report, which are defined in the glossary below:

Term	Definition
3.625% Senior Notes	TopBuild's 3.625% senior unsecured notes issued March 15, 2021 and due March 15, 2029
4.125% Senior Notes	TopBuild's 4.125% senior unsecured notes issued October 14, 2021 and due February 15, 2032
2015 LTIP	2015 Long-Term Incentive Program authorizes the Board to grant stock options, stock appreciation rights, restricted shares, restricted share units, performance awards, and dividend equivalents
2024 Repurchase Program	$1 billion share repurchase program authorized by the Board on May 3, 2024.
2025 LTIP	TopBuild Corp. Amended and Restated 2015 Long Term Stock Incentive Plan, as amended April 28, 2025
2025 Repurchase Program	$1 billion share repurchase program authorized by the Board on February 17, 2025.
Amendment No. 5	Amendment No. 5 to the Credit Agreement dated May 16, 2025
Annual Report	Annual report filed with the SEC on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Board	Board of Directors of TopBuild
BofA	Bank of America, N.A.
Brabble	Brabble Insulation, Inc.
CODM	Chief Operating Decision Maker
Cost of sales	Primarily composed of labor, material costs and overhead
Credit Agreement	Amended and Restated Credit Agreement, originally dated March 20, 2020 and amended May 16, 2025, among TopBuild, BofA as administrative agent, and the other lenders and agents party thereto
Current Report	Current report filed with the SEC on Form 8-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
EBITDA	Earnings before interest, taxes, depreciation, and amortization
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Generally accepted accounting principles in the United States of America
Green Space	Nate's Insulation, LLC d/b/a Green Space Insulation
Insulation Works	Insulation Works, Inc.
Lenders	Bank of America, N.A., together with the other lenders party to "Credit Agreement"
Morris Black	Morris Black & Sons, Inc.
Net Leverage Ratio	As defined in the “Credit Agreement,” the ratio of outstanding indebtedness, less up to $350 million of unrestricted cash, to EBITDA
NYSE	New York Stock Exchange
PCI	Pest Control Insulation, LLC
Progressive	PR Midco LLC, d/b/a Progressive Roofing
Quarterly Report	Quarterly report filed with the SEC on Form 10-Q pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
RSA	Restricted stock award
Seal-Rite	Seal-Rite Insulation Inc
SEC	United States Securities and Exchange Commission
Secured Leverage Ratio	As defined in the “Credit Agreement,” the ratio of outstanding indebtedness, including letters of credit, to EBITDA
Selling, general and administrative expenses

Includes allocation of corporate overhead, bad debt, bank fees, selling expenses, employee compensation, insurance, legal and consulting, office equipment & supplies, telecommunication & subscriptions, and travel & entertainment

SOFR	Secured overnight financing rate
SPI	SPI LLC d/b/a Specialty Products & Insulation
Term Loan	TopBuild's secured borrowings under the "Credit Agreement" due May 16, 2030
Texas Insulation	EOAKIS, LLC, d/b/a Texas Insulation
TopBuild	TopBuild Corp. and its wholly-owned consolidated domestic subsidiaries

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TOPBUILD CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands except share data)

	As of
	June 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$842,493	$400,318
Receivables, net of an allowance for credit losses of $24,268 at June 30, 2025, and $18,541 at December 31, 2024	752,559	751,612
Inventories	385,466	406,662
Prepaid expenses and other current assets	37,566	40,382
Total current assets	2,018,084	1,598,974

Right of use assets	180,626	189,146
Property and equipment, net	254,127	266,992
Goodwill	2,125,827	2,112,259
Other intangible assets, net	531,411	557,689
Other assets	9,743	10,366
Total assets	$5,119,818	$4,735,426

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$417,500	$456,446
Current portion of long-term debt	50,000	48,750
Accrued liabilities	178,709	191,786
Short-term operating lease liabilities	66,884	68,713
Short-term finance lease liabilities	1,192	1,487
Total current liabilities	714,285	767,182

Long-term debt	1,833,213	1,327,159
Deferred tax liabilities, net	237,503	240,343
Long-term portion of insurance reserves	58,339	57,700
Long-term operating lease liabilities	129,166	129,360
Long-term finance lease liabilities	1,948	2,618
Other liabilities	1,366	1,446
Total liabilities	2,975,820	2,525,808

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value: 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.01 par value: 250,000,000 shares authorized; 39,607,969 shares issued and 28,255,264 outstanding at June 30, 2025, and 39,554,033 shares issued and 29,367,087 outstanding at December 31, 2024	396	396
Treasury stock, 11,352,705 shares at June 30, 2025, and 10,186,946 shares at December 31, 2024, at cost	(2,041,581)	(1,681,230)
Additional paid-in capital	935,784	926,137
Retained earnings	3,268,508	2,993,521
Accumulated other comprehensive loss	(19,109)	(29,206)
Total equity	2,143,998	2,209,618
Total liabilities and equity	$5,119,818	$4,735,426

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands except share and per common share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	$1,297,403	$1,365,612	$2,530,681	$2,644,329
Cost of sales	903,360	941,690	1,785,165	1,833,257
Gross profit	394,043	423,922	745,516	811,072

Selling, general, and administrative expense	174,254	213,530	348,239	386,172
Operating profit	219,789	210,392	397,277	424,900

Other income (expense), net:
Interest expense	(20,545)	(18,568)	(37,147)	(37,363)
Other, net	4,348	11,350	9,434	22,632
Other expense, net	(16,197)	(7,218)	(27,713)	(14,731)
Income before income taxes	203,592	203,174	369,564	410,169

Income tax expense	(51,990)	(52,451)	(94,578)	(107,065)
Net income	$151,602	$150,723	$274,986	$303,104

Net income per common share:
Basic	$5.34	$4.81	$9.58	$9.63
Diluted	$5.32	$4.78	$9.53	$9.56

Weighted average shares outstanding:
Basic	28,371,644	31,324,833	28,698,125	31,483,144
Diluted	28,515,554	31,524,063	28,858,719	31,693,524

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$151,602	$150,723	$274,986	$303,104
Other comprehensive income (loss):
Foreign currency translation adjustment	9,868	(1,836)	10,096	(5,928)
Comprehensive income	$161,470	$148,887	$285,082	$297,176

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2025	2024
Cash Flows Provided by (Used in) Operating Activities:
Net income	$274,986	$303,104
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,677	69,291
Share-based compensation	9,806	9,759
Loss (gain) on sale of assets	711	(131)
Amortization of debt issuance costs	1,549	1,440
Provision for bad debt expense	8,121	9,874
Provision for inventory obsolescence	4,570	4,892
Impairment losses	8,636	—
Deferred income taxes, net	(2,668)	(72)
Change in certain assets and liabilities, net of effects of businesses acquired:
Receivables, net	(4,988)	(58,411)
Inventories	20,146	(30,758)
Prepaid expenses and other current assets	2,884	(6,595)
Accounts payable	(39,053)	(17,480)
Accrued liabilities	(7,677)	(13,348)
Other, net	(2,421)	(2,437)
Net cash provided by operating activities	346,279	269,128

Cash Flows Provided by (Used in) Investing Activities:
Purchases of property and equipment	(24,915)	(35,974)
Acquisition of businesses, net of cash acquired	(21,185)	(88,123)
Proceeds from sale of assets	610	2,150
Net cash used in investing activities	(45,490)	(121,947)

Cash Flows Provided by (Used in) Financing Activities:
Proceeds from issuance of long-term debt	1,000,000	—
Repayment of long-term debt	(487,500)	(23,873)
Excise taxes paid on share repurchases	(9,444)	—
Payment of debt issuance costs	(6,970)	—
Taxes withheld and paid on employees' equity awards	(5,374)	(6,059)
Exercise of stock options	—	3,224
Repurchase of shares of common stock	(351,621)	(505,241)
Net cash provided by (used in) financing activities	139,091	(531,949)
Impact of exchange rate changes on cash	2,295	(576)
Net increase (decrease) in cash and cash equivalents	442,175	(385,344)
Cash and cash equivalents - Beginning of period	400,318	848,565
Cash and cash equivalents - End of period	$842,493	$463,221

Supplemental disclosure of noncash activities:
Leased assets obtained in exchange for new operating lease liabilities	$33,978	$20,180
Accruals for property and equipment	353	277
Excise taxes capitalized to treasury stock	3,516	5,202

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

(In thousands except share data)

					Accumulated
	Common	Treasury	Additional		Other
	Stock	Stock	Paid-in	Retained	Comprehensive
	($0.01 par value)	at cost	Capital	Earnings	(Loss)/Income	Equity
Balance at December 31, 2024	$396	$(1,681,230)	$926,137	$2,993,521	$(29,206)	$2,209,618
Net income	-	-	-	123,385	-	123,385
Share-based compensation	-	-	5,042	-	-	5,042
Issuance of 51,633 restricted share awards under long-term equity incentive plan, net of forfeitures	-	-	-	-	-	-
Repurchase of 693,881 shares pursuant to the Share Repurchase Programs	-	(217,784)	-	-	-	(217,784)
14,178 shares withheld to pay taxes on employees' equity awards	-	(4,307)	(159)	-	-	(4,466)
Other comprehensive income, net of tax	-	-	-	-	229	229
Balance at March 31, 2025	$396	$(1,903,321)	$931,020	$3,116,906	$(28,977)	$2,116,024
Net income	-	-	-	151,602	-	151,602
Share-based compensation	-	-	4,764	-	-	4,764
Issuance of 2,303 restricted share awards under long-term equity incentive plan, net of forfeitures	-	-	-	-	-	-
Repurchase of 454,802 shares pursuant to the Share Repurchase Programs	-	(137,352)	-	-	-	(137,352)
2,898 shares withheld to pay taxes on employees' equity awards	-	(908)	-	-	-	(908)
Other comprehensive income, net of tax	-	-	-	-	9,868	9,868
Balance at June 30, 2025	$396	$(2,041,581)	$935,784	$3,268,508	$(19,109)	$2,143,998

					Accumulated
	Common	Treasury	Additional		Other
	Stock	Stock	Paid-in	Retained	Comprehensive
	($0.01 par value)	at cost	Capital	Earnings	Loss	Equity
Balance at December 31, 2023	$394	$(699,327)	$906,334	$2,370,919	$(14,665)	$2,563,655
Net income	-	-	-	152,381	-	152,381
Share-based compensation	-	-	5,127	-	-	5,127
Issuance of 51,236 restricted share awards under long-term equity incentive plan, net of forfeitures	1	-	-	-	-	1
14,965 shares withheld to pay taxes on employees' equity awards	-	(6,059)	-	-	-	(6,059)
5,757 shares issued upon exercise of stock options	-	-	1,020	-	-	1,020
Other comprehensive loss, net of tax	-	-	-	-	(4,092)	(4,092)
Balance at March 31, 2024	$395	$(705,386)	$912,481	$2,523,300	$(18,757)	$2,712,033
Net income	-	-	-	150,723	-	150,723
Share-based compensation	-	-	4,632	-	-	4,632
Issuance of 2,022 restricted share awards under long-term equity incentive plan, net of forfeitures	1	-	-	-	-	1
Repurchase of 1,246,182 shares pursuant to Share Repurchase Programs	-	(510,443)	-	-	-	(510,443)
10,269 shares issued upon exercise of stock options	-	-	2,204	-	-	2,204
Other comprehensive loss, net of tax	-	-	-	-	(1,836)	(1,836)
Balance at June 30, 2024	$396	$(1,215,829)	$919,317	$2,674,023	$(20,593)	$2,357,314

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

We believe the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to state fairly our financial position as of June 30, 2025, our results of operations and comprehensive income for the three and six months ended June 30, 2025 and 2024, and our cash flows for the six months ended June 30, 2025 and 2024. The condensed consolidated balance sheet at December 31, 2024 was derived from our audited financial statements, but does not include all disclosures required by GAAP.

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

The following tables present our revenues disaggregated by market (in thousands):

	Three Months Ended June 30,
	2025				2024
	Installation	Specialty Distribution	Eliminations	Total	Installation	Specialty Distribution	Eliminations	Total
Residential	$650,925	$226,993	$(68,418)	$809,500	$712,827	$237,604	$(66,331)	$884,100
Commercial/Industrial	129,753	372,191	(14,041)	487,903	138,156	355,222	(11,866)	481,512
Net sales	$780,678	$599,184	$(82,459)	$1,297,403	$850,983	$592,826	$(78,197)	$1,365,612

	Six Months Ended June 30,
	2025				2024
	Installation	Specialty Distribution	Eliminations	Total	Installation	Specialty Distribution	Eliminations	Total
Residential	$1,271,886	$437,007	$(129,641)	$1,579,252	$1,387,263	$454,001	$(122,321)	$1,718,943
Commercial/Industrial	254,325	721,980	(24,876)	951,429	262,463	684,619	(21,696)	925,386
Net sales	$1,526,211	$1,158,987	$(154,517)	$2,530,681	$1,649,726	$1,138,620	$(144,017)	$2,644,329

The following tables present our revenues disaggregated by product (in thousands):

	Three Months Ended June 30,
	2025				2024
	Installation	Specialty Distribution	Eliminations	Total	Installation	Specialty Distribution	Eliminations	Total
Insulation and accessories	$624,743	$525,019	$(72,461)	$1,077,301	$685,728	$525,242	$(68,758)	$1,142,212
Glass and windows	60,973	-	-	60,973	62,322	-	-	62,322
Gutters	28,855	56,402	(8,888)	76,369	30,371	49,052	(7,924)	71,499
All other	66,107	17,763	(1,110)	82,760	72,562	18,532	(1,515)	89,579
Net sales	$780,678	$599,184	$(82,459)	$1,297,403	$850,983	$592,826	$(78,197)	$1,365,612

	Six Months Ended June 30,
	2025				2024
	Installation	Specialty Distribution	Eliminations	Total	Installation	Specialty Distribution	Eliminations	Total
Insulation and accessories	$1,221,027	$1,025,783	$(136,486)	$2,110,324	$1,329,378	$1,015,910	$(126,267)	$2,219,021
Glass and windows	120,489	-	-	120,489	120,438	-	-	120,438
Gutters	53,751	99,838	(15,962)	137,627	58,339	89,368	(15,232)	132,475
All other	130,944	33,366	(2,069)	162,241	141,571	33,342	(2,518)	172,395
Net sales	$1,526,211	$1,158,987	$(154,517)	$2,530,681	$1,649,726	$1,138,620	$(144,017)	$2,644,329

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table represents our contract assets and contract liabilities with customers, in thousands:

	Included in Line Item on	As of
	Condensed Consolidated	June 30,	December 31,
	Balance Sheets	2025	2024
Contract Assets:
Receivables, unbilled	Receivables, net	$64,462	$61,366

Contract Liabilities:
Deferred revenue	Accrued liabilities	$13,430	$18,651

The aggregate amount remaining on uncompleted performance obligations was $314.9 million as of June 30, 2025. We expect to satisfy the performance obligations and recognize revenue on substantially all of these uncompleted contracts over the next 18 months.

On certain of our long-term contracts, a percentage of the total project cost is withheld and not invoiced to the customer and collected until satisfactory completion of the customer’s project, typically within a year. This amount is referred to as retainage and is common practice in the construction industry. Retainage receivables are classified as a component of Receivables, net on our condensed consolidated balance sheets and were $69.7 million and $74.9 million as of June 30, 2025 and December 31, 2024, respectively.

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

In the fourth quarter of 2024, we performed an annual assessment on our goodwill resulting in no impairment and there were no indicators of impairment for the six months ended June 30, 2025.

Changes in the carrying amount of goodwill for the six months ended June 30, 2025, by segment, were as follows, in thousands:

					Accumulated
	Gross Goodwill		FX Translation	Gross Goodwill	Impairment	Net Goodwill
	December 31, 2024	Additions	Adjustment	June 30, 2025	Losses	June 30, 2025
Goodwill, by segment:
Installation	$1,946,247	$10,332	$-	$1,956,579	$(762,021)	$1,194,558
Specialty Distribution	928,033	36	3,200	931,269	-	931,269
Total goodwill	$2,874,280	$10,368	$3,200	$2,887,848	$(762,021)	$2,125,827

Additions during the six months ended June 30, 2025, primarily reflects the acquisition of Seal Rite on April 7, 2025, as well as measurement period adjustments to the fair value of goodwill assigned to businesses acquired in the last twelve months. See Note 12 – Business Combinations for further details.

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other intangible assets, net includes customer relationships, non-compete agreements, and trademarks / trade names. The following table sets forth our other intangible assets, in thousands:

	As of
	June 30, 2025	December 31, 2024
Gross definite-lived intangible assets	$876,300	$864,693
Accumulated amortization	(344,889)	(307,004)
Other intangible assets, net	$531,411	$557,689

The following table sets forth our amortization expense, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Amortization expense	$18,406	$17,947	$36,562	$35,633

5. LONG-TERM DEBT

The following table reconciles the principal balances of our outstanding debt to our condensed consolidated balance sheets, in thousands:

	As of
	June 30, 2025	December 31, 2024
3.625% Senior Notes due 2029	$400,000	$400,000
4.125% Senior Notes due 2032	500,000	500,000
Term loan due 2030	1,000,000	-
Term loan due 2026	-	487,500
Unamortized debt issuance costs	(16,787)	(11,591)
Total debt, net of unamortized debt issuance costs	1,883,213	1,375,909
Less: current portion of long-term debt	50,000	48,750
Total long-term debt	$1,833,213	$1,327,159

The following table sets forth our remaining principal payments for our outstanding debt balances as of June 30, 2025, in thousands:

	2025	2026	2027	2028	2029	Thereafter	Total
3.625% Senior Notes	$-	$-	$-	$-	$400,000	$-	$400,000
4.125% Senior Notes	-	-	-	-	-	500,000	500,000
Term loan	25,000	50,000	50,000	50,000	50,000	775,000	1,000,000
Total	$25,000	$50,000	$50,000	$50,000	$450,000	$1,275,000	$1,900,000

Credit Agreement

On May 16, 2025, we entered into Amendment No. 5 to the Credit Agreement, which increased our term loan facility to an aggregate principal amount of $1.0 billion, increased the aggregate borrowing capacity on our revolving credit facility to $1.0 billion, and added a delayed draw term facility with an aggregate borrowing capacity of $250.0 million. The Company is required to pay a ticking fee on the undrawn delayed draw term facility at an annual rate ranging from 0.175% to 0.250%, depending upon the Company’s consolidated secured leverage ratio, through the end of the availability period on November 12, 2025. Once drawn, the delayed draw term facility will be subject to substantially the same scheduled percentage amortization payments and maturity as the Company’s existing term loan facility under Amendment No. 5 to the Credit Agreement.

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table outlines the key terms of Amendment No. 5 to the Credit Agreement (dollars in thousands):

Senior secured term loan facility	$1,000,000
Delayed draw term loan (a)	$250,000

Revolving facility (b)	$1,000,000
Sublimit for issuance of letters of credit under revolving facility	$150,000
Sublimit for swingline loans under revolving facility	$50,000

Interest rate as of June 30, 2025	5.58%
Scheduled maturity date	May 16, 2030
(a)	The delayed draw term loan has not been drawn upon as of June 30, 2025.
(b)	Use of the sublimits for the issuance of letters of credit and swingline loans reduces the availability under the revolving facility.

Interest expense on borrowings under Amendment No. 5 to the Credit Agreement is based on an applicable margin rate plus, at our option, either:

●	A base rate determined by reference to the highest of either (i) the federal funds rate plus 0.50 percent, (ii) BofA’s “prime rate,” and (iii) the SOFR rate for U.S. dollar deposits with a term of one month, plus 1.00 percent, in any case, subject to a floor of 1.00%; or
●	A SOFR rate determined by reference to the costs of funds for deposits in U.S. dollars for the interest period relevant to such borrowings, subject to a floor of 0%.

The applicable margin rate is determined based on our Secured Leverage Ratio. In the case of base rate borrowings, the applicable margin rate ranges from 0.25 percent to 1.00 percent and in the case of SOFR rate borrowings, the applicable margin ranges from 1.25 percent to 2.00 percent. Borrowings under Amendment No. 5 to the Credit Agreement are prepayable at the Company’s option without premium or penalty. The Company is required to make prepayments with the net cash proceeds of certain asset sales and certain extraordinary receipts.

Revolving Facility

The Company has outstanding standby letters of credit that secure our financial obligations related to our workers’ compensation, general insurance, and auto liability programs. These standby letters of credit, as well as any outstanding amount borrowed under our revolving facility, reduce the availability under the revolving facility.

The following table summarizes our availability under the revolving facility, in thousands:

	As of
	June 30, 2025	December 31, 2024
Revolving facility	$1,000,000	$500,000
Less: standby letters of credit	(61,198)	(63,770)
Availability under revolving facility	$938,802	$436,230

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We are required to pay commitment fees to the Lenders in respect of any unutilized commitments. The commitment fees range from 0.175 percent to 0.25 percent per annum, depending on our Secured Leverage Ratio. We must also pay customary fees on outstanding letters of credit.

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

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Credit Agreement requires that we maintain a Net Leverage Ratio and minimum Interest Coverage Ratio throughout the term of the agreement. The following table outlines the key financial covenants effective for the period covered by this Quarterly Report:

As of June 30, 2025
Maximum Net Leverage Ratio	3.75:1.00
Minimum Interest Coverage Ratio	3.00:1.00
Compliance as of period end	In Compliance

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

Based on market trades of our 3.625% Senior Notes and our 4.125% Senior Notes close to June 30, 2025 (Level 1 fair value measurement), we estimate the fair value of each in the table below:

	As of June 30, 2025
	Fair Value	Gross Carrying Value
3.625% Senior Notes	$380,520	$400,000
4.125% Senior Notes	$465,000	$500,000

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

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Key information is presented below by segment for our profit measures for the three and six months ended June 30, 2025 and 2024, in thousands:

	Three Months Ended June 30, 2025
	Installation	Specialty Distribution	Total
Net sales from external customers	$780,678	$516,725	$1,297,403
Intercompany net sales	—	82,459	82,459
Segment net sales	780,678	599,184	1,379,862

Reconciliation of Net Sales
Elimination of intercompany net sales			(82,459)
Consolidated net sales			$1,297,403

Less (a):
Cost of sales (b)	521,053	451,134	972,187
Selling, general and administrative expenses (c)	104,184	60,568	164,752
Segment operating profit	155,441	87,482	242,923

Reconciliation of Segment Operating Profit
Elimination of intercompany profit			(13,632)
General corporate expense, net (d)			(9,502)
Other expense, net (e)			(16,197)
Consolidated income before taxes			$203,592

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended June 30, 2024
	Installation	Specialty Distribution	Total
Net sales from external customers	$850,983	$514,629	$1,365,612
Intercompany net sales	—	78,197	78,197
Segment net sales	850,983	592,826	1,443,809

Reconciliation of Net Sales
Elimination of intercompany net sales			(78,197)
Consolidated net sales			$1,365,612

Less (a):
Cost of sales (b)	565,600	441,447	1,007,047
Selling, general and administrative expenses (c)	114,665	62,006	176,671
Segment operating profit	170,718	89,373	260,091

Reconciliation of Segment Operating Profit
Elimination of intercompany profit			(12,840)
General corporate expense, net (d)			(36,859)
Other expense, net (e)			(7,218)
Consolidated income before taxes			$203,174

	Six Months Ended June 30, 2025
	Installation	Specialty Distribution	Total
Net sales from external customers	$1,526,211	$1,004,470	$2,530,681
Intercompany net sales	—	154,517	154,517
Segment net sales	1,526,211	1,158,987	2,685,198

Reconciliation of Net Sales
Elimination of intercompany net sales			(154,517)
Consolidated net sales			$2,530,681

Less (a):
Cost of sales (b)	1,032,490	881,633	1,914,123
Selling, general and administrative expenses (c)	208,664	120,813	329,477
Segment operating profit	285,057	156,541	441,598

Reconciliation of Segment Operating Profit
Elimination of intercompany profit			(25,559)
General corporate expense, net (d)			(18,762)
Other expense, net (e)			(27,713)
Consolidated income before taxes			$369,564

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended June 30, 2024
	Installation	Specialty Distribution	Total
Net sales from external customers	$1,649,726	$994,603	$2,644,329
Intercompany net sales	—	144,017	144,017
Segment net sales	1,649,726	1,138,620	2,788,346

Reconciliation of Net Sales
Elimination of intercompany net sales			(144,017)
Consolidated net sales			$2,644,329

Less (a):
Cost of sales (b)	1,100,291	853,383	1,953,674
Selling, general and administrative expenses (c)	221,960	118,286	340,246
Segment operating profit	327,475	166,951	494,426

Reconciliation of Segment Operating Profit
Elimination of intercompany profit			(23,600)
General corporate expense, net (d)			(45,926)
Other expense, net (e)			(14,731)
Consolidated income before taxes			$410,169

(a)	The significant expense categories align with the segment-level information that is regularly provided to our CODM.

(b)	Cost of sales is primarily composed of labor, material costs and overhead. Includes $12.4 million of one-time charges ($6.2 million for each of our Installation and Specialty Distribution segments) to optimize our branch footprint and align our cost structure with current demand levels during the six months ended June 30, 2025. Includes $1.1 million of adjustments to one-time charges ($0.9 million for our Installation segment and $0.2 million for our Specialty Distribution segment) during the three months ended June 30, 2025. These one-time expenses are primarily related to non-cash facility impairment and severance.

(c)	Selling, general and administrative expenses include allocation of corporate overhead, bad debt, bank fees, selling expenses, employee compensation, insurance, legal and consulting, office equipment & supplies, telecommunication & subscriptions, and travel & entertainment. Includes $2.2 million of one-time charges ($1.1 million for our Installation segment, $0.6 million for our Specialty Distribution segment and $0.5 million for our Branch Support Center) to align our cost structure with current demand levels during the six months ended June 30, 2025. These one-time expenses are primarily related to severance.

(d)	General corporate expense, net includes expenses for functions such as corporate human resources, finance, and legal, including salaries, benefits, and other related costs.

(e)   Other expense, net is presented on the accompanying condensed consolidated statement of operations and is primarily composed of interest expense and interest income.

Key information by segment is as follows for the three and six months ended June 30, 2025 and 2024, in thousands:

	Three Months Ended June 30, 2025
	Installation	Specialty Distribution	Total Reportable Segments	Other (a)	Consolidated Totals
Depreciation and amortization (b)	$19,247	$15,096	$34,343	$1,543	$35,886
Property additions (c)	7,308	3,709	11,017	1,244	12,261
Total assets	2,175,651	2,080,157	4,255,808	864,010	5,119,818

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended June 30, 2024
	Installation	Specialty Distribution	Total Reportable Segments	Other (a)	Consolidated Totals
Depreciation and amortization (b)	$18,712	$15,047	$33,759	$1,275	$35,034
Property additions (c)	14,219	3,079	17,298	1,984	19,282
Total assets	2,303,698	2,099,317	4,403,015	499,978	4,902,993

	Six Months Ended June 30, 2025
	Installation	Specialty Distribution	Total Reportable Segments	Other (a)	Consolidated Totals
Depreciation and amortization (b)	$38,573	$30,097	$68,670	$3,007	$71,677
Property additions (c)	14,776	6,968	21,744	2,131	23,875

	Six Months Ended June 30, 2024
	Installation	Specialty Distribution	Total Reportable Segments	Other (a)	Consolidated Totals
Depreciation and amortization (b)	$36,979	$29,883	$66,862	$2,429	$69,291
Property additions (c)	26,034	9,003	35,037	3,858	38,895

(a) Represents amounts held at Corporate not specifically attributed to or allocated to the segments.

(b) Represents total by segment, inclusive of amounts presented within cost of sales and selling, general and administrative expenses, as applicable.

(c) Property additions include assets acquired in business combinations in each respective year.

8.  INCOME TAXES

Our effective tax rates were 25.5 percent and 25.6 percent for the three and six months ended June 30, 2025, respectively. The effective tax rates for the three and six months ended June 30, 2024, were 25.8 percent and 26.1 percent, respectively. The lower 2025 tax rate for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, was primarily related to a decrease in tax expense related to share-based compensation.

A tax expense of $0.5 million and $2.1 million related to share-based compensation was recognized in our condensed consolidated statements of operations as a discrete item in income tax expense for the six months ended June 30, 2025 and 2024, respectively.

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

Basic and diluted net income per share were computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (in thousands)	$151,602	$150,723	$274,986	$303,104

Weighted average number of common shares outstanding - basic	28,371,644	31,324,833	28,698,125	31,483,144

Dilutive effect of common stock equivalents:
RSAs with service-based conditions	12,893	34,973	21,949	38,083
RSAs with market-based conditions	32,363	61,856	31,218	61,491
RSAs with performance-based conditions	17,918	10,885	25,500	17,474
Stock options	80,736	91,516	81,927	93,332

Weighted average number of common shares outstanding - diluted	28,515,554	31,524,063	28,858,719	31,693,524

Basic net income per common share	$5.34	$4.81	$9.58	$9.63

Diluted net income per common share	$5.32	$4.78	$9.53	$9.56

The following table summarizes shares excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Anti-dilutive common stock equivalents:
RSAs with service-based conditions	9,980	—	10,053	—
RSAs with market-based conditions	24,852	—	21,101	—
RSAs with performance-based conditions	—	—	—	—
Stock options	—	—	—	—
Total anti-dilutive common stock equivalents	34,832	—	31,154	—

10. SHARE-BASED COMPENSATION

Effective July 1, 2015, our eligible employees commenced participation in the 2015 LTIP. The 2015 LTIP authorized the Board to grant stock options, stock appreciation rights, restricted shares, restricted share units, performance awards, and dividend equivalents. All grants were made by issuing new shares and no more than 4.0 million shares of common stock may be issued under the 2015 LTIP.

On February 18, 2025, the Board of Directors adopted the 2025 LTIP. Shares of our common stock remaining available for awards under the previous 2015 LTIP will continue to be authorized for future awards under the 2025 LTIP. As of June 30, 2025, we had 1.7 million shares remaining available for issuance under the 2025 LTIP.

Share-based compensation expense is included in selling, general, and administrative expense. The income tax effect associated with share-based compensation awards is included in income tax expense.

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents share-based compensation amounts recognized in our condensed consolidated statements of operations, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Share-based compensation expense	$4,764	$4,632	$9,806	$9,759
Income tax benefit/(expense)	$112	$(98)	$(549)	$(2,107)

The following table presents a summary of our share-based compensation activity for the six months ended June 30, 2025, in thousands, except per share amounts:

	RSAs		Stock Options
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance December 31, 2024	176.0	$269.50	112.7	$30.10	$83.97	$25,604.9
Granted	55.9	$339.97	—	—	—	—
Converted/Exercised	(56.6)	$240.45	—	—	—	—
Forfeited/Expired	(14.7)	$298.21	—	—	—	—
Balance June 30, 2025	160.6	$301.62	112.7	$30.10	$83.97	$27,001.3

Exercisable June 30, 2025 (a)			112.7	$30.10	$83.97	$27,001.3
(a)	The weighted average remaining contractual term for vested stock options is approximately 3.7 years.

We have unrecognized share-based compensation expense related to unvested awards as shown in the following table, dollars in thousands:

	As of June 30, 2025
	Unrecognized Compensation Expense on Unvested Awards	Weighted Average Remaining Compensation Expense Period
RSAs	$27,167	1.1
Stock options	—	—
Total unrecognized compensation expense related to unvested awards	$27,167

Our RSAs with performance-based conditions are evaluated on a quarterly basis with adjustments to compensation expense based on the likelihood of the performance target being achieved or exceeded. The following table shows the range of payouts and the related expense for our outstanding RSAs with performance-based conditions, in thousands:

		Payout Ranges and Related Expense
RSAs with Performance-Based Conditions	Grant Date Fair Value	0%	25%	100%	200%
February 21, 2023	$3,780	$-	$945	$3,780	$7,560
February 21, 2024	$4,370	$-	$1,093	$4,370	$8,740
February 18, 2025	$4,994	$-	$1,249	$4,994	$9,988

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

On February 17, 2025, our Board authorized the 2025 Repurchase Program, pursuant to which the Company may purchase up to $1.0 billion of our common stock. Share repurchases may be executed through various means including open market purchases, privately negotiated transactions, accelerated share repurchase transactions, or other available means. The 2025 Repurchase Program does not obligate the Company to purchase any shares and has no expiration date. Authorization for the 2025 Repurchase Program may be terminated, increased, or decreased by the Board at its discretion at any time. As of June 30, 2025, the Company has $836.4 million remaining under the 2025 Share Repurchase Program.

Effective January 1, 2023, the Inflation Reduction Act of 2022 mandated a 1% excise tax on all share repurchases. Excise tax obligations that result from our share repurchases are included in the cost of treasury stock. The Company has excise tax liabilities of $3.5 million and $9.4 million as of June 30, 2025 and December 31, 2024, respectively. Excise tax liabilities are included in accrued liabilities on our condensed consolidated balance sheets.

The following table sets forth our share repurchases under the share repurchase programs in 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Number of shares repurchased	454,802	1,246,182	1,148,683	1,246,182
Share repurchase cost (in thousands) (a)	$137,352	$510,443	$355,136	510,443

(a)	The three and six months ended June 30, 2025 includes $1.4 million and $3.5 million of excise taxes, respectively. The three and six months ended June 30, 2024 includes $5.2 million of excise taxes.

12. BUSINESS COMBINATIONS

Acquiring businesses is a key part of our ongoing strategy to grow our company and expand our offerings. Each acquisition has been accounted for as a business combination under ASC 805, “Business Combinations.” Acquisition related costs were $1.4 million and $1.7 million in the three and six months ended June 30, 2025, respectively. Acquisition related costs were $26.3 million and $26.8 million in the three and six months ended June 30, 2024, respectively, which includes $23.0 million paid in the second quarter in connection with the mutual termination of our previous agreement to acquire SPI. Acquisition related costs are included in selling, general, and administrative expense in our condensed consolidated statements of operations.

On April 7, 2025, we acquired the assets of the residential and commercial insulation business Seal-Rite. This installation acquisition will enhance our presence in the Omaha and Lincoln, Nebraska markets. The purchase price of approximately $23.0 million was funded by cash on hand and we recognized $11.7 million of goodwill in connection with this acquisition.

Customer relationships related to the acquisition completed in the six months ended June 30, 2025, were assigned a total fair value of $6.6 million and are being amortized over their useful life of 12 years.

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

On April 18, 2024, we acquired the assets of the residential and light commercial insulation business Green Space. This installation acquisition enhanced our presence in Missouri and neighboring states. The purchase price of approximately $4.3 million was funded by cash on hand and we recognized $2.7 million of goodwill in connection with this acquisition.

On May 16, 2024, we acquired the assets of the residential and light commercial insulation business Insulation Works. This installation acquisition enhanced our presence in Arkansas and extended our expertise to the agricultural business. The purchase price of approximately $25.7 million was funded by cash on hand and we recognized $15.1 million of goodwill in connection with this acquisition.

On May 31, 2024, we acquired the assets of the residential and light commercial insulation business Texas Insulation. This installation acquisition enhanced our presence in Texas. The purchase price of approximately $33.9 million was funded by cash on hand and we recognized $21.1 million of goodwill in connection with this acquisition.

Goodwill to be recognized in connection with acquisitions is attributable to the synergies expected to be realized and improvements in the businesses after the acquisitions. Primarily all of the $11.7 million and $49.6 million of goodwill recorded from acquisitions completed in the six months ended June 30, 2025 and 2024, respectively, is expected to be deductible for income tax purposes.

13.  ACCRUED LIABILITIES

The following table sets forth the components of accrued liabilities, in thousands:

	As of
	June 30, 2025	December 31, 2024
Accrued liabilities:
Salaries, wages, and bonus/commissions	$58,687	$64,713
Short-term portion of insurance liabilities	36,850	31,013
Sales and property taxes	17,363	13,884
Deferred revenue	13,430	18,651
Interest payable on long-term debt	12,419	12,307
Customer rebates	10,951	17,898
Excise taxes	3,516	9,444
Other	25,493	23,876
Total accrued liabilities	$178,709	$191,786

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

15.  SUBSEQUENT EVENTS

On July 4, 2025, the One Big Beautiful Bill Act (“the Act”) was signed into law, enacting significant changes to tax and spending policies. We are currently assessing the Act and the potential impacts to the Company.

On July 14, 2025, we acquired Progressive, a leader in commercial roofing installation services based in Phoenix, Arizona.  Progressive employs more than 1,700 people across 12 branches in the United States and serves in commercial and industrial roofing and roof maintenance. The purchase price of approximately $810.0 million was funded by a $250.0 million borrowing on our delayed draw term facility that we borrowed on July 11, 2025, and cash on hand. This acquisition will be accounted for as a business combination under ASC 805, “Business Combinations”, and a preliminary purchase price allocation will be included in the third quarter 10-Q.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

TopBuild, headquartered in Daytona Beach, Florida, is a leading installer and specialty distributor of insulation and other building material products to the construction industry in the United States and Canada.

We operate in two segments: Installation and Specialty Distribution. Our Installation segment installs insulation and other building products nationwide. As of June 30, 2025, we had more than 200 Installation branches located across the United States. We install various insulation applications, including fiberglass batts and rolls, blown-in loose fill fiberglass, polyurethane spray foam, and blown-in loose fill cellulose. Additionally, we install other building products including glass and windows, rain gutters, garage doors, closet shelving, and fireplaces, among other items. We handle every stage of the installation process, including material procurement supplied by leading manufacturers, project scheduling and logistics, multi-phase professional installation, and installation quality assurance.

Our Specialty Distribution segment distributes building and mechanical insulation, insulation accessories, rain gutters, and other building product materials for the residential and commercial/industrial end markets. As of June 30, 2025, we had more than 150 distribution centers across North America including 18 distribution centers in Canada. Our Specialty Distribution customer base consists of thousands of insulation contractors of all sizes serving a wide variety of residential and commercial/industrial industries, gutter contractors, weatherization contractors, other contractors, dealers, metal building erectors, and modular home builders.

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

Recent Developments

In recent months, the U.S. government has announced tariffs and trade restrictions on certain goods produced outside the United States. As a result, certain jurisdictions, including China, Mexico, Canada, and the European Union, have also imposed tariffs and restrictions on certain goods produced in the United States. While we have a limited number of products that we purchase directly or indirectly from jurisdictions exposed to effected or proposed tariffs, such products represent a relatively small portion of our current material spend and we believe the direct impact for our business is minimal. We actively work with our supply base to mitigate the anticipated impact of current applicable tariffs and evaluate pricing actions to the extent we believe necessary or appropriate. The potential direct and indirect impacts of tariffs on the broad economy and, in particular, housing demand, are uncertain and we continue to closely monitor and evaluate the ongoing situation.

On July 14, the Company closed on its acquisition of Progressive, a leader in commercial roofing installation services in the United States.  Progressive provides a comprehensive offering that includes re-roofing, recurring maintenance services, and new construction. The acquisition of Progressive will enable us to offer commercial customers more comprehensive building envelope solutions, increase our revenue exposure to non-discretionary demand drivers and serve as a significant growth platform for our Company. Progressive will be reflected in our financial results beginning with the third quarter of 2025.

SECOND QUARTER 2025 VERSUS SECOND QUARTER 2024

The following table sets forth our net sales, gross profit, operating profit, and margins, as reported in our condensed consolidated statements of operations, in thousands:

	Three Months Ended June 30,
	2025	2024
Net sales	$1,297,403	$1,365,612
Cost of sales	903,360	941,690
Cost of sales ratio	69.6%	69.0%

Gross profit	394,043	423,922
Gross profit margin	30.4%	31.0%

Selling, general, and administrative expense	174,254	213,530
Selling, general, and administrative expense to sales ratio	13.4%	15.6%

Operating profit	219,789	210,392
Operating profit margin	16.9%	15.4%

Other expense, net	(16,197)	(7,218)
Income tax expense	(51,990)	(52,451)
Net income	$151,602	$150,723
Net margin	11.7%	11.0%

Sales and Operations

Net sales declined by 5.0% for the three months ended June 30, 2025, from the comparable period of 2024. The decline was primarily driven by a 7.8% decrease in volume as housing demand has softened, partially offset by 1.9% increase in sales from acquisitions, and a 0.9% impact from higher selling prices.

Gross profit margins were 30.4% and 31.0% for the three months ended June 30, 2025, and 2024, respectively. The decline in gross profit margin is primarily due to lower sales volume, and customer price pressures on residential products within our distribution business, partially offset by savings from the branch consolidations and headcount reductions we made in the first quarter of 2025.

Selling, general, and administrative expenses as a percentage of sales were 13.4% and 15.6% for the three months ended June 30, 2025 and 2024, respectively. Selling, general, and administrative expenses as a percentage of sales were lower, benefiting from headcount reductions taken in the first quarter of 2025. Additionally, the three months ended June 30, 2024 reflects a $23.0 million fee paid to terminate our previous agreement to acquire SPI.

Operating margins were 16.9% and 15.4% for the three months ended June 30, 2025, and 2024, respectively. Operating margins during the six months ended June 30, 2025 benefited from branch consolidations and headcount reductions taken in the first quarter of 2025. In addition, the three months ended June 30, 2024 reflects a $23.0 million fee paid to terminate our previous agreement to acquire SPI.

Business Segment Results

The following table sets forth our net sales and operating profit margins by business segment, in thousands:

	Three Months Ended June 30,
	2025	2024	Percent Change
Net sales by business segment:
Installation	$780,678	$850,983	(8.3)%
Specialty Distribution	599,184	592,826	1.1%
Intercompany eliminations	(82,459)	(78,197)
Net sales	$1,297,403	$1,365,612	(5.0)%

Operating profit by business segment:
Installation	$155,441	$170,718	(8.9)%
Specialty Distribution	87,482	89,373	(2.1)%
Intercompany eliminations	(13,632)	(12,840)
Operating profit before general corporate expense	229,291	247,251	(7.3)%
General corporate expense, net	(9,502)	(36,859)
Operating profit	$219,789	$210,392	4.5%

Operating profit margins:
Installation	19.9%	20.1%
Specialty Distribution	14.6%	15.1%
Operating profit margin before general corporate expense	17.7%	18.1%
Operating profit margin	16.9%	15.4%

Installation

Sales

Sales in our Installation segment decreased $70.3 million, or 8.3%, for the three months ended June 30, 2025, as compared to the same period in 2024. The sales decline was primarily due to 10.5% lower sales volume, partially offset by 1.4% increase from acquisitions, and 0.9% from higher selling prices.

Operating margins

Operating margins in our Installation segment were 19.9% and 20.1% for the three months ended June 30, 2025 and 2024, respectively. The decline in operating margin is primarily due to lower sales volume, almost entirely offset by savings from the branch consolidations and headcount reductions we made in the first quarter of 2025.

Specialty Distribution

Sales

Sales in our Specialty Distribution segment increased $6.4 million, or 1.1%, for the three months ended June 30, 2025, as compared to the same period in 2024. Sales increased 2.3% from acquisitions and 0.8% from higher selling prices, partially offset by 2.1% decline in sales volume.

Operating margins

Operating margins in our Specialty Distribution segment were 14.6% and 15.1% for the three months ended June 30, 2025 and 2024, respectively. The decline in operating margin is primarily due to lower sales volume and price pressures on residential products within our distribution business, partially offset by savings from the branch consolidations and headcount reductions we made in the first quarter of 2025.

OTHER ITEMS

Other expense, net

Other expense, net, increased to $16.2 million from $7.2 million in the three months ended June 30, 2025, and 2024, respectively. The increase was primarily driven by $5.4 million lower interest income due to lower cash balances as well as $2.0 million higher interest expense due to the refinancing of our Term Loan during the second quarter of 2025, which increased the associated outstanding principal balance to $1.0 billion.

Income tax expense

Income tax expense was $52.0 million, an effective tax rate of 25.5 percent, for the three months ended June 30, 2025, compared to $52.4 million, an effective tax rate of 25.8 percent, for the comparable period in 2024. The tax rate for the three months ended June 30, 2025 was lower, primarily related to a decrease in tax expense related to share-based compensation.

FIRST SIX MONTHS 2025 VERSUS FIRST SIX MONTHS 2024

The following table sets forth our net sales, gross profit, operating profit, and margins, as reported in our condensed consolidated statements of operations, in thousands:

	Six Months Ended June 30,
	2025	2024
Net sales	$2,530,681	$2,644,329
Cost of sales	1,785,165	1,833,257
Cost of sales ratio	70.5%	69.3%

Gross profit	745,516	811,072
Gross profit margin	29.5%	30.7%

Selling, general, and administrative expense	348,239	386,172
Selling, general, and administrative expense to sales ratio	13.8%	14.6%

Operating profit	397,277	424,900
Operating profit margin	15.7%	16.1%

Other expense, net	(27,713)	(14,731)
Income tax expense	(94,578)	(107,065)
Net income	$274,986	$303,104
Net margin	10.9%	11.5%

Sales and Operations

Net sales decreased 4.3% for the six months ended June 30, 2025, from the comparable period in 2024. The decline was primarily driven by a 7.6% decrease in volume as housing demand has softened, partially offset by 2.2% increase in sales from acquisitions, and a 1.1% impact from higher selling prices.

Gross profit margins were 29.5% and 30.7% for the six months ended June 30, 2025 and 2024. The decline in gross profit margin is primarily due to $12.4 million of one-time expenses incurred in connection with our branch consolidations and headcount reductions, lower sales volume, and customer price pressures on residential products within our distribution business, partially offset by savings from the branch consolidations and headcount reductions we made in the first quarter of 2025.

Selling, general, and administrative expenses as a percentage of sales were 13.8% and 14.6% for the six months ended June 30, 2025 and 2024, respectively. Selling, general, and administrative expenses as a percentage of sales were lower, benefiting from headcount reductions taken in the first quarter of 2025. Additionally, the six months ended June 30, 2024 reflects a $23.0 million fee paid to terminate our previous agreement to acquire SPI.

Operating margins were 15.7% and 16.1% for the six months ended June 30, 2025 and 2024, respectively. The decrease in operating margins was primarily due to $14.3 million of one-time expenses incurred in connection with our branch consolidations and headcount reductions, lower sales volume and customer price pressures on residential products within our distribution business. These were partially offset by savings from the branch consolidations and headcount reductions we made in the first quarter of 2025 and the $23.0 million fee paid to terminate our previous agreement to acquire SPI last year.

Business Segment Results

The following table sets forth our net sales and operating profit margins by business segment, in thousands:

	Six Months Ended June 30,
	2025	2024	Percent Change
Net sales by business segment:
Installation	$1,526,211	$1,649,726	(7.5)%
Specialty Distribution	1,158,987	1,138,620	1.8%
Intercompany eliminations	(154,517)	(144,017)
Net sales	$2,530,681	$2,644,329	(4.3)%

Operating profit by business segment (a):
Installation	$285,057	$327,475	(13.0)%
Specialty Distribution	156,541	166,951	(6.2)%
Intercompany eliminations	(25,559)	(23,600)
Operating profit before general corporate expense	416,039	470,826	(11.6)%
General corporate expense, net (b)	(18,762)	(45,926)
Operating profit	$397,277	$424,900	(6.5)%

Operating profit margins:
Installation	18.7%	19.9%
Specialty Distribution	13.5%	14.7%
Operating profit margin before general corporate expense	16.4%	17.8%
Operating profit margin	15.7%	16.1%

Installation

Sales

Sales in our Installation segment decreased $123.5 million, or 7.5%, for the six months ended June 30, 2025, as compared to the same period in 2024. The sales decline was primarily due to 10.1% lower sales volume, partially offset by a 1.6% increase from acquisitions, and 1.0% from higher selling prices.

Operating margins

Operating margins in our Installation segment were 18.7% and 19.9% for the six months ended June 30, 2025 and 2024, respectively. The decline in operating margin is primarily due to $7.3 million of one-time expenses incurred during the six months ended June 30, 2025, in connection with our branch consolidations and headcount reductions, and lower sales volume, which was partially offset by savings from the branch consolidations and headcount reductions we made in the first quarter of 2025.

Specialty Distribution

Sales

Sales in our Specialty Distribution segment increased $20.4 million, or 1.8%, for the six months ended June 30, 2025, as compared to same period in 2024. Sales increased 2.8% from acquisitions and 1.1% from higher selling prices, partially offset by a 2.1% decline in sales volume.

Operating margins

Operating margins in our Specialty Distribution segment were 13.5% and 14.7% for the six months ended June 30, 2025 and 2024, respectively. The decline in operating margin is primarily due to $6.8 million of one-time expenses incurred during the six months ended June 30, 2025, in connection with our branch consolidations and headcount reductions, lower sales volume, and price pressures on residential products within our distribution business, partially offset by savings from the branch consolidations and headcount reductions we made in the first quarter of 2025.

OTHER ITEMS

Other expense, net

Other expense, net, decreased to $27.7 million for the six months ended June 30, 2025 from $14.7 million in the six months ended June 30, 2024. The decrease was driven by $12.7 million lower interest income due to lower cash balances held prior to the refinancing of our Term Loan in the second quarter of 2025.

Income tax expense

Income tax expense was $94.6 million, an effective tax rate of 25.6 percent, for the six months ended June 30, 2025 compared to $107.1 million, an effective tax rate of 26.1 percent, for the comparable period in 2024. The tax rate for six months ended June 30, 2025 was lower, primarily related to a decrease in tax expense related to share-based compensation.

Cash Flows and Liquidity

Significant sources (uses) of cash and cash equivalents are summarized for the periods indicated, in thousands:

	Six Months Ended June 30,
	2025	2024
Changes in cash and cash equivalents:
Net cash provided by operating activities	$346,279	$269,128
Net cash used in investing activities	(45,490)	(121,947)
Net cash provided by (used in) financing activities	139,091	(531,949)
Impact of exchange rate changes on cash	2,295	(576)
Net increase (decrease) in cash and cash equivalents	$442,175	$(385,344)

Net cash flows provided by operating activities increased $77.2 million for the six months ended June 30, 2025, as compared to the prior year period. The increase was driven by favorable changes in working capital, specifically accounts receivable and inventory, compared to the six months ended June 30, 2024. This increase was partially offset by $28.1 million lower net income.

Net cash used in investing activities was $45.5 million for the six months ended June 30, 2025, primarily composed of $24.9 million for purchases of property and equipment, mainly vehicles and equipment, and $21.2 million for our acquisitions. Net cash used in investing activities was $121.9 million for the six months ended June 30, 2024, primarily composed of $88.1 million for our acquisitions and $36.0 million for purchases of property and equipment, mainly vehicles and equipment, partially offset by $2.2 million proceeds received from the sale of assets.

Net cash provided by financing activities was $139.1 million for the six months ended June 30, 2025. During the six months ended June 30, 2025, we refinanced our Term Loan resulting in the issuance of $1.0 billion long-term debt, repayment of $487.5 million long-term debt, and payment of $7.0 million on debt issuance costs. Additionally, we used $351.6 million to repurchase shares of our common stock, paid $9.4 million of excise taxes on share repurchases, and incurred $5.4 million cash outflow related to exercise of share-based incentive awards. Net cash used in financing activities was $531.9 million for the six months ended June 30, 2024. During the six months ended June 30, 2024, we used $505.2 million to repurchase shares of our common stock, $23.9 million for debt repayments and incurred $2.8 million net cash outflow related to exercise of share-based incentive awards and stock options.

We have access to liquidity through our cash from operations and available borrowing capacity under Amendment No. 5 to our Credit Agreement, which provides for borrowing and/or standby letter of credit issuances of up to $1.0 billion under the Revolving facility. Additional information regarding our outstanding debt and borrowing capacity is incorporated by reference from Note 5 – Long-term Debt to our unaudited condensed consolidated financial statements contained in Part 1, Item 1 of this Quarterly Report.

The following table summarizes our liquidity, in thousands:

	As of
	June 30,	December 31,
	2025	2024
Cash and cash equivalents (a)	$842,493	$400,318

Revolving facility	1,000,000	500,000
Less: standby letters of credit	(61,198)	(63,770)
Availability under Revolving facility	938,802	436,230

Total liquidity	$1,781,295	$836,548
(a)	Our cash and cash equivalents consist of AAA-rated money market funds as well as cash held in our demand deposit accounts.

We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to support our ongoing operations and known contractual obligations including funding our debt service requirements, capital expenditures, lease obligations and working capital needs for at least the next twelve months. We also have adequate liquidity to maintain off-balance sheet arrangements for short-term leases, letters of credit, and performance and license bonds. Information regarding our outstanding bonds as of June 30, 2025, is incorporated by reference from Note 14 – Other Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

OUTLOOK

Residential New Construction

Demand for single-family homes continues to be uneven across the country. Multi-family activity has slowed considerably as the lower housing starts of 2024 began to impact the industry in 2025. While the residential end-markets are facing near-term uncertainty around tariffs, inflation, and interest rates, we remain optimistic about the longer-term fundamentals due to underbuilding in the United States in prior years.

Commercial and Industrial Construction

Our commercial backlog is strong, our bidding activity is active, and our third quarter acquisition of Progressive, all continue to support our positive view of commercial/industrial sales at our Installation and Specialty Distribution segments. We remain optimistic that declining interest rates in the future will continue to unlock projects across many industries. In addition, recurring maintenance and repair work on industrial sites serves as a continued driver for our business.

OFF-BALANCE SHEET ARRANGEMENTS

We had no material off-balance sheet arrangements during the three months ended June 30, 2025, other than short-term leases, letters of credit, and performance and license bonds, which have been disclosed in Part 1, Item 1 of this Quarterly report.

We occasionally use performance bonds to ensure completion of our work on certain larger customer contracts that can span multiple accounting periods. Performance bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. We also have bonds outstanding for license and insurance.

The following table summarizes our outstanding performance, licensing, insurance, and other bonds, in thousands:

	As of
	June 30, 2025	December 31, 2024
Outstanding bonds:
Performance bonds	$152,169	$146,479
Licensing, insurance, and other bonds	28,794	28,462
Total bonds	$180,963	$174,941

CONTRACTUAL OBLIGATIONS

There have been no material changes to our contractual obligations from those previously disclosed in our Annual Report for the year ended December 31, 2024, as filed with the SEC on February 25, 2025, except as follows:

On May 16, 2025, we entered into Amendment No. 5 to the Credit Agreement, which increased our term loan facility, increased the aggregate borrowing capacity on our revolving credit facility, and added a delayed draw term facility. See Note 5 – Long-Term Debt for discussion of our obligations in connection with Amendment No. 5, which is incorporated by reference to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have a Term Loan outstanding with a principal balance of $1.0 billion and a revolving facility with an aggregate borrowing capacity of $1.0 billion. We also have outstanding 3.625% Senior Notes with an aggregate principal balance of $400.0 million and 4.125% Senior Notes with an aggregate principal balance of $500.0 million. The 3.625% Senior Notes and 4.125% Senior Notes bear a fixed rate of interest and therefore are excluded from the calculation below as they are not subject to fluctuations in interest rates.

Interest payable on both the aggregate Term Loan and revolving facility is based on a variable interest rate. As a result, we are exposed to market risks related to fluctuations in interest rates on this outstanding indebtedness. As of June 30, 2025, the applicable interest rate as of such date was 5.58%. Based on our outstanding borrowings as of June 30, 2025, a 100-basis point increase in the interest rate would result in a $9.8 million increase in our annualized interest expense. There was no outstanding balance under the revolving facility as of June 30, 2025.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the most recent fiscal quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding the repurchase of our common stock for the three months ended June 30, 2025, in thousands, except share and per share data:

Period	Total Number of Shares Purchased	Average Price Paid per Common Share (a)	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2025 - April 30, 2025	123,690	$300.79	123,690	$935,221
May 1, 2025 - May 31, 2025	80,970	281.55	80,970	$912,423
June 1, 2025 - June 30, 2025	250,142	303.79	250,142	$836,433
Total	454,802	$299.01	454,802

(a)	These amounts exclude the 1% excise tax mandated by the Inflation Reduction Act on share repurchases.

Excluded from this disclosure are share repurchased to settle statutory employee tax withholdings related to the vesting of stock awards.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

Item 5.  OTHER INFORMATION

During the quarter ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408 of Regulation S-K), except as follows:

On May 21, 2025, Alec Covington, a director of the Company, adopted a Rule 10b5-1 trading arrangement providing for the sale of up to 3,500 shares of common stock of the Company, subject to certain conditions (including a cooling-off period). The expiration date of Mr. Covington’s Rule 10b5-1 trading arrangement is July 24, 2026.

Item 6. EXHIBITS

The Exhibits listed on the accompanying Index to Exhibits are filed or furnished (as noted on such Index) as part of this Quarterly Report and incorporated herein by reference.

INDEX TO EXHIBITS

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Title	Form	Exhibit	Filing Date	Herewith
10.16	Amendment No. 5 to Amended and Restated Credit Agreement, dated as of May 16, 2025, among TopBuild Corp., Bank of America, N.A. as administrative agent, and the other guarantors, lenders and agents party thereto	8-K	10.16	5/19/2025

10.17	Form of Restricted Stock Award Agreement for Non-Employee Directors under the 2025 LTIP				X

10.18	Form of Restricted Stock Unit Award Agreement under the 2025 LTIP				X

10.19	Form of Performance Restricted Stock Unit Award Agreement under the 2025 LTIP				X

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1‡	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2‡	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

‡Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOPBUILD CORP.

By:	/s/ Madeline Otero
Name:	Madeline Otero
Title:	Vice President and Chief Accounting Officer
(Principal Accounting Officer)

August 5, 2025

By:	/s/ Robert Kuhns
Name:	Robert Kuhns
Title:	Vice President and Chief Financial Officer (Principal Financial Officer)

August 5, 2025