Form 10-Q
period 2025-09-30
TopBuild Corp
filed 2025-11-04
CIK 1633931

UNITED STATES

SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period September 30, 2025

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

The registrant had outstanding 28,071,651 shares of Common Stock, par value $0.01 per share as of October 28, 2025.

TOPBUILD CORP.

GLOSSARY

We use acronyms, abbreviations, and other defined terms throughout this Quarterly Report, which are defined in the glossary below:

Term	Definition
3.625% Senior Notes	TopBuild's 3.625% senior unsecured notes issued March 15, 2021 and due March 15, 2029
4.125% Senior Notes	TopBuild's 4.125% senior unsecured notes issued October 14, 2021 and due February 15, 2032
5.625% Senior Notes	TopBuild's 5.625% senior unsecured notes issued September 25, 2025 and due January 31, 2034
2015 LTIP	2015 Long-Term Incentive Program authorizes the Board to grant stock options, stock appreciation rights, restricted shares, restricted share units, performance awards, and dividend equivalents
2024 Repurchase Program	$1 billion share repurchase program authorized by the Board on May 3, 2024.
2025 LTIP	TopBuild Corp. Amended and Restated 2015 Long Term Stock Incentive Plan, as amended April 28, 2025
2025 Repurchase Program	$1 billion share repurchase program authorized by the Board on February 17, 2025.
Amendment No. 5	Amendment No. 5 to the Credit Agreement dated May 16, 2025
Annual Report	Annual report filed with the SEC on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Board	Board of Directors of TopBuild
BofA	Bank of America, N.A.
Brabble	Brabble Insulation, Inc.
CODM	Chief Operating Decision Maker
Cost of sales	Primarily composed of labor, material costs and overhead
Credit Agreement	Amended and Restated Credit Agreement, originally dated March 20, 2020 and amended May 16, 2025, among TopBuild, BofA as administrative agent, and the other lenders and agents party thereto
Current Report	Current report filed with the SEC on Form 8-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Diamond Doors	Diamond Door Products, Ltd.
EBITDA	Earnings before interest, taxes, depreciation, and amortization
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Generally accepted accounting principles in the United States of America
Green Space	Nate's Insulation, LLC d/b/a Green Space Insulation
Insulation Works	Insulation Works, Inc.
Lenders	Bank of America, N.A., together with the other lenders party to "Credit Agreement"
Morris Black	Morris Black & Sons, Inc.
Net Leverage Ratio	As defined in the “Credit Agreement,” the ratio of outstanding indebtedness, less up to $350 million of unrestricted cash, to EBITDA
NYSE	New York Stock Exchange
PCI	Pest Control Insulation, LLC
Progressive	PR Midco LLC, d/b/a Progressive Roofing
Quarterly Report	Quarterly report filed with the SEC on Form 10-Q pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
RSA	Restricted stock award
Seal-Rite	Seal-Rite Insulation Inc
SEC	United States Securities and Exchange Commission
Secured Leverage Ratio	As defined in the “Credit Agreement,” the ratio of outstanding indebtedness to EBITDA
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

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TOPBUILD CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands except share data)

	As of
	September 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$1,142,403	$400,318
Receivables, net of an allowance for credit losses of $28,119 at September 30, 2025, and $18,541 at December 31, 2024	874,308	751,612
Inventories	385,642	406,662
Prepaid expenses and other current assets	44,563	40,382
Total current assets	2,446,916	1,598,974

Right of use assets	200,870	189,146
Property and equipment, net	271,765	266,992
Goodwill	2,573,475	2,112,259
Other intangible assets, net	907,395	557,689
Other assets	9,879	10,366
Total assets	$6,410,300	$4,735,426

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$463,798	$456,446
Current portion of long-term debt	62,500	48,750
Accrued liabilities	242,931	191,786
Short-term operating lease liabilities	68,762	68,713
Short-term finance lease liabilities	4,713	1,487
Total current liabilities	842,704	767,182

Long-term debt	2,798,678	1,327,159
Deferred tax liabilities, net	331,425	240,343
Long-term portion of insurance reserves	58,120	57,700
Long-term operating lease liabilities	147,272	129,360
Long-term finance lease liabilities	6,510	2,618
Other liabilities	2,343	1,446
Total liabilities	4,187,052	2,525,808

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value: 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.01 par value: 250,000,000 shares authorized; 39,641,720 shares issued and 28,111,032 outstanding at September 30, 2025, and 39,554,033 shares issued and 29,367,087 outstanding at December 31, 2024	396	396
Treasury stock, 11,530,688 shares at September 30, 2025, and 10,186,946 shares at December 31, 2024, at cost	(2,107,763)	(1,681,230)
Additional paid-in capital	942,870	926,137
Retained earnings	3,410,734	2,993,521
Accumulated other comprehensive loss	(22,989)	(29,206)
Total equity	2,223,248	2,209,618
Total liabilities and equity	$6,410,300	$4,735,426

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands except share and per common share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	$1,393,158	$1,373,268	$3,923,839	$4,017,597
Cost of sales	974,238	951,455	2,759,404	2,784,712
Gross profit	418,920	421,813	1,164,435	1,232,885

Selling, general, and administrative expense	203,910	177,820	552,149	563,992
Operating profit	215,010	243,993	612,286	668,893

Other income (expense), net:
Interest expense	(28,415)	(18,449)	(65,561)	(55,811)
Other, net	3,911	2,355	13,345	24,987
Other expense, net	(24,504)	(16,094)	(52,216)	(30,824)
Income before income taxes	190,506	227,899	560,070	638,069

Income tax expense	(48,280)	(58,939)	(142,857)	(166,005)
Net income	$142,226	$168,960	$417,213	$472,064

Net income per common share:
Basic	$5.08	$5.68	$14.65	$15.28
Diluted	$5.04	$5.65	$14.56	$15.19

Weighted average shares outstanding:
Basic	28,019,746	29,751,713	28,469,514	30,901,788
Diluted	28,204,354	29,925,400	28,653,031	31,083,857

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$142,226	$168,960	$417,213	$472,064
Other comprehensive (loss) income:
Foreign currency translation adjustment	(3,880)	2,463	6,217	(3,464)
Comprehensive income	$138,346	$171,423	$423,430	$468,600

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2025	2024
Cash Flows Provided by (Used in) Operating Activities:
Net income	$417,213	$472,064
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	114,018	104,777
Share-based compensation	14,121	13,405
Loss on sale of assets	927	672
Amortization of debt issuance costs	2,438	2,161
Provision for bad debt expense	12,769	13,730
Provision for inventory obsolescence	6,714	6,713
Impairment losses	9,442	—
Deferred income taxes, net	(1,989)	(622)
Change in certain assets and liabilities, net of effects of businesses acquired:
Receivables, net	(10,648)	(30,294)
Inventories	23,495	(30,916)
Prepaid expenses and other current assets	(2,407)	(6,849)
Accounts payable	(14,783)	(17,441)
Accrued liabilities	12,369	(15,695)
Other, net	(4,091)	(1,907)
Net cash provided by operating activities	579,588	509,798

Cash Flows Provided by (Used in) Investing Activities:
Purchases of property and equipment	(42,064)	(56,794)
Acquisition of businesses, net of cash acquired	(851,181)	(88,460)
Proceeds from sale of assets	982	2,336
Net cash used in investing activities	(892,263)	(142,918)

Cash Flows Provided by (Used in) Financing Activities:
Proceeds from issuance of long-term debt	2,000,000	—
Repayment of long-term debt	(500,000)	(35,651)
Excise taxes paid on share repurchases	(9,444)	—
Payment of debt issuance costs	(17,395)	—
Taxes withheld and paid on employees' equity awards	(5,374)	(6,088)
Exercise of stock options	2,771	3,224
Repurchase of shares of common stock	(417,148)	(919,186)
Net cash provided by (used in) financing activities	1,053,410	(957,701)
Impact of exchange rate changes on cash	1,350	(402)
Net increase (decrease) in cash and cash equivalents	742,085	(591,223)
Cash and cash equivalents - Beginning of period	400,318	848,565
Cash and cash equivalents - End of period	$1,142,403	$257,342

Supplemental disclosure of noncash activities:
Leased assets obtained in exchange for new operating lease liabilities	$58,662	$35,718
Leased assets obtained in exchange for new finance lease liabilities	465	—
Accruals for property and equipment	1,713	227
Excise taxes capitalized to treasury stock	4,171	9,342

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

(In thousands except share data)

					Accumulated
	Common	Treasury	Additional		Other
	Stock	Stock	Paid-in	Retained	Comprehensive
	($0.01 par value)	at cost	Capital	Earnings	(Loss)/Income	Equity
Balance at December 31, 2024	$396	$(1,681,230)	$926,137	$2,993,521	$(29,206)	$2,209,618
Net income	-	-	-	123,385	-	123,385
Share-based compensation	-	-	5,042	-	-	5,042
Issuance of 51,633 restricted share awards under long-term equity incentive plan, net of forfeitures	-	-	-	-	-	-
Repurchase of 693,881 shares pursuant to the Share Repurchase Programs	-	(217,784)	-	-	-	(217,784)
14,178 shares withheld to pay taxes on employees' equity awards	-	(4,307)	(159)	-	-	(4,466)
Other comprehensive income, net of tax	-	-	-	-	229	229
Balance at March 31, 2025	$396	$(1,903,321)	$931,020	$3,116,906	$(28,977)	$2,116,024
Net income	-	-	-	151,602	-	151,602
Share-based compensation	-	-	4,764	-	-	4,764
Issuance of 2,303 restricted share awards under long-term equity incentive plan, net of forfeitures	-	-	-	-	-	-
Repurchase of 454,802 shares pursuant to the Share Repurchase Programs	-	(137,352)	-	-	-	(137,352)
2,898 shares withheld to pay taxes on employees' equity awards	-	(908)	-	-	-	(908)
Other comprehensive income, net of tax	-	-	-	-	9,868	9,868
Balance at June 30, 2025	$396	$(2,041,581)	$935,784	$3,268,508	$(19,109)	$2,143,998
Net income	-	-	-	142,226	-	142,226
Share-based compensation	-	-	4,315	-	-	4,315
Forfeiture of 105 restricted share awards under long-term equity incentive plan	-	-	-	-	-	-
Repurchase of 177,983 shares pursuant to the Share Repurchase Programs	-	(66,182)	-	-	-	(66,182)
33,856 shares issued upon exercise of stock options	-	-	2,771	-	-	2,771
Other comprehensive loss, net of tax	-	-	-	-	(3,880)	(3,880)
Balance at September 30, 2025	$396	$(2,107,763)	$942,870	$3,410,734	$(22,989)	$2,223,248

					Accumulated
	Common	Treasury	Additional		Other
	Stock	Stock	Paid-in	Retained	Comprehensive
	($0.01 par value)	at cost	Capital	Earnings	(Loss)/Income	Equity
Balance at December 31, 2023	$394	$(699,327)	$906,334	$2,370,919	$(14,665)	$2,563,655
Net income	-	-	-	152,381	-	152,381
Share-based compensation	-	-	5,127	-	-	5,127
Issuance of 51,236 restricted share awards under long-term equity incentive plan, net of forfeitures	1	-	-	-	-	1
14,965 shares withheld to pay taxes on employees' equity awards	-	(6,059)	-	-	-	(6,059)
5,757 shares issued upon exercise of stock options	-	-	1,020	-	-	1,020
Other comprehensive loss, net of tax	-	-	-	-	(4,092)	(4,092)
Balance at March 31, 2024	$395	$(705,386)	$912,481	$2,523,300	$(18,757)	$2,712,033
Net income	-	-	-	150,723	-	150,723
Share-based compensation	-	-	4,632	-	-	4,632
Issuance of 2,022 restricted share awards under long-term equity incentive plan, net of forfeitures	1	-	-	-	-	1
Repurchase of 1,246,182 shares pursuant to 2022 and 2024 Share Repurchase Programs	-	(510,443)	-	-	-	(510,443)
10,269 shares issued upon exercise of stock options	-	-	2,204	-	-	2,204
Other comprehensive loss, net of tax	-	-	-	-	(1,836)	(1,836)
Balance at June 30, 2024	$396	$(1,215,829)	$919,317	$2,674,023	$(20,593)	$2,357,314
Net income	-	-	-	168,960	-	168,960
Share-based compensation	-	-	3,646	-	-	3,646
Forfeiture of 4,106 restrictive share awards under long-term equity incentive plan, net of issuances	-	-	-	-	-	-
Repurchase of 1,074,818 shares pursuant to 2024 Repurchase Program	-	(418,085)	-	-	-	(418,085)
67 shares withheld to pay taxes on employees' equity awards	-	(29)	-	-	-	(29)
Other comprehensive income, net of tax	-	-	-	-	2,463	2,463
Balance at September 30, 2024	$396	$(1,633,943)	$922,963	$2,842,983	$(18,130)	$2,114,269

See notes to our unaudited condensed consolidated financial statements

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

TopBuild is a Delaware corporation and trades on the NYSE under the symbol “BLD.” We report our business in two segments: Installation Services and Specialty Distribution. Our Installation Services segment primarily installs insulation, commercial roofing and other building products. Our Specialty Distribution segment primarily sells and distributes insulation and other building products. Our segments are based on our operating units, for which further discussion is included in Note 7 – Segment Information.

We believe the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to state fairly our financial position as of September 30, 2025, our results of operations and comprehensive income for the three and nine months ended September 30, 2025 and 2024, and our cash flows for the nine months ended September 30, 2025 and 2024. The condensed consolidated balance sheet at December 31, 2024 was derived from our audited financial statements, but does not include all disclosures required by GAAP.

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

Recently Adopted Accounting Pronouncements

Segment Reporting. In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures”. This standard amends Topic 280 to require all entities to disclose, on an annual and interim basis, significant segment expenses and an amount for other segment items by reportable segment. This standard became effective for us as of December 31, 2024. Its adoption had no impact on our consolidated results of operations, financial position, or cash flows. See Note 7 – Segment Information for required disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740), Improvements to Income Tax Disclosures”. This standard amends Topic 740 to require all entities to disclose specific categories in the rate reconciliation, income taxes paid and disaggregated domestic and foreign income and tax expense information. This standard is effective for our 2025 Form 10-K and will be applied on a retrospective basis. This standard will not affect our consolidated results of operations, financial position, or cash flows and the required disclosures will be addressed in our 2025 Form 10-K.

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

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In September 2025, the FASB issued ASU 2025-06 “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software”. This standard removes all references to prescriptive and sequential software development stages and requires an entity to start capitalizing software costs when both of the following occur when (1) management has authorized and committed to funding the software project, and (2) it is probable that the project will be completed and the software will be used to perform the function intended. This standard is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted as of the beginning of an annual reporting period. This standard may be applied using a prospective, modified or retrospective transition approach. We have not yet selected an adoption date and we are currently evaluating the effect on our financial position and results of operations.

3.  REVENUE RECOGNITION

Revenue is disaggregated between our Installation Services and Specialty Distribution segments and further based on market and product, as we believe this best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

The following tables present our revenues disaggregated by market (in thousands):

	Three Months Ended September 30,
	2025				2024
	Installation Services	Specialty Distribution	Eliminations	Total	Installation Services	Specialty Distribution	Eliminations	Total
Residential	$640,159	$224,772	$(60,787)	$804,144	$714,911	$246,519	$(71,074)	$890,356
Commercial/Industrial	218,105	384,120	(13,211)	589,014	141,439	353,868	(12,395)	482,912
Net sales	$858,264	$608,892	$(73,998)	$1,393,158	$856,350	$600,387	$(83,469)	$1,373,268

	Nine Months Ended September 30,
	2025				2024
	Installation Services	Specialty Distribution	Eliminations	Total	Installation Services	Specialty Distribution	Eliminations	Total
Residential	$1,912,045	$661,778	$(190,427)	$2,383,396	$2,102,174	$700,520	$(193,395)	$2,609,299
Commercial/Industrial	472,430	1,106,101	(38,088)	1,540,443	403,902	1,038,487	(34,091)	1,408,298
Net sales	$2,384,475	$1,767,879	$(228,515)	$3,923,839	$2,506,076	$1,739,007	$(227,486)	$4,017,597

The following tables present our revenues disaggregated by product (in thousands):

	Three Months Ended September 30,
	2025				2024
	Installation Services	Specialty Distribution	Eliminations	Total	Installation Services	Specialty Distribution	Eliminations	Total
Insulation and accessories	$609,559	$529,459	$(62,356)	$1,076,662	$688,002	$532,341	$(74,070)	$1,146,273
Roofing	91,522	-	-	91,522	-	-	-	-
Gutters	30,304	62,800	(10,491)	82,613	30,562	52,086	(8,209)	74,439
Glass and windows	59,039	20	-	59,059	64,558	-	-	64,558
Garage doors	30,356	75	-	30,431	32,901	237	-	33,138
All other	37,484	16,538	(1,151)	52,871	40,327	15,723	(1,190)	54,860
Net sales	$858,264	$608,892	$(73,998)	$1,393,158	$856,350	$600,387	$(83,469)	$1,373,268

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended September 30,
	2025				2024
	Installation Services	Specialty Distribution	Eliminations	Total	Installation Services	Specialty Distribution	Eliminations	Total
Insulation and accessories	$1,830,586	$1,555,242	$(198,842)	$3,186,986	$2,017,380	$1,548,251	$(200,337)	$3,365,294
Gutters	84,055	162,637	(26,453)	220,239	88,901	141,455	(23,441)	206,915
Glass and windows	179,529	20	-	179,549	184,996	-	-	184,996
Roofing	91,522	-	-	91,522	-	-	-	-
Garage doors	86,339	303	-	86,642	96,921	554	-	97,475
All other	112,444	49,677	(3,220)	158,901	117,878	48,747	(3,708)	162,917
Net sales	$2,384,475	$1,767,879	$(228,515)	$3,923,839	$2,506,076	$1,739,007	$(227,486)	$4,017,597

The following table represents our contract assets and contract liabilities with customers, in thousands:

	Included in Line Item on	As of
	Condensed Consolidated	September 30,	December 31,
	Balance Sheets	2025	2024
Contract Assets:
Receivables, unbilled	Receivables, net	$97,089	$61,366

Contract Liabilities:
Deferred revenue	Accrued liabilities	$48,988	$18,651

Our acquisition of Progressive included $32.2 million of contract assets and $27.1 million of contract liabilities as of July 14, 2025. See Note 12 – Business Combinations for further information on the preliminary purchase price allocation.

The aggregate amount remaining on uncompleted performance obligations was $548.9 million as of September 30, 2025, with $240.0 million resulting from our acquisition of Progressive in the third quarter of 2025 (see Note 12 – Business Combinations for  further details). We expect to satisfy the performance obligations and recognize revenue on substantially all of these uncompleted contracts over the next 18 months.

On certain of our long-term contracts, a percentage of the total project cost is withheld and not invoiced to the customer and collected until satisfactory completion of the customer’s project, typically within a year. This amount is referred to as retainage and is common practice in the construction industry. Retainage receivables are classified as a component of Receivables, net on our condensed consolidated balance sheets and were $91.6 million and $74.9 million as of September 30, 2025 and December 31, 2024, respectively. Our acquisition of Progressive included $23.2 million of retainage receivables as of September 30, 2025, which are presented within Receivables, net.  See Note 12 – Business Combinations for further information on the preliminary purchase price allocation.

4.  GOODWILL AND OTHER INTANGIBLES

Prior to the acquisition of Progressive on July 14, 2025, we had two reporting units which were also our operating and reportable segments: Installation and Specialty Distribution. Progressive became its own reporting unit for goodwill testing.  All three reporting units contain goodwill. Assets acquired and liabilities assumed are assigned to the applicable reporting unit based on whether the acquired assets and liabilities relate to the operations of such unit and determination of its fair value. Goodwill assigned to the reporting unit is the excess of the fair value of the acquired business over the fair value of the individual assets acquired and liabilities assumed for the reporting unit.

In the fourth quarter of 2024, we performed an annual assessment on our goodwill for legacy Installation business and Specialty Distribution resulting in no impairment. There were no indicators of impairment for our three reporting units for the nine months ended September 30, 2025. Progressive’s goodwill is to be included in our annual impairment test in the fourth quarter of 2025.

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in the carrying amount of goodwill for the nine months ended September 30, 2025, by reporting unit, were as follows, in thousands:

					Accumulated
	Gross Goodwill		FX Translation	Gross Goodwill	Impairment	Net Goodwill
	December 31, 2024	Additions	Adjustment	September 30, 2025	Losses	September 30, 2025
Installation (excludes Progressive)	$1,946,247	$11,026	$-	$1,957,273	$(762,021)	$1,195,252
Progressive	-	443,647	-	443,647	-	443,647
Specialty Distribution	928,033	4,559	1,984	934,576	-	934,576
Total goodwill	$2,874,280	$459,232	$1,984	$3,335,496	$(762,021)	$2,573,475

Additions during the nine months ended September 30, 2025, primarily reflects acquisitions made during the period, as well as measurement period adjustments to the fair value of goodwill assigned to businesses acquired in the last twelve months. Our acquisition of Progressive included $443.6 million of goodwill and $397.6 million of other intangible assets as of July 14, 2025. See Note 12 – Business Combinations for further information on the preliminary purchase price allocation.

Other intangible assets, net includes customer relationships, non-compete agreements, and trademarks / trade names. The following table sets forth our other intangible assets, in thousands:

	As of
	September 30, 2025	December 31, 2024
Gross definite-lived intangible assets	$1,275,724	$864,693
Accumulated amortization	(368,329)	(307,004)
Other intangible assets, net	$907,395	$557,689

The following table sets forth our amortization expense, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Amortization expense	$23,971	$18,243	$60,533	$53,876

5. LONG-TERM DEBT

The following table reconciles the principal balances of our outstanding debt to our condensed consolidated balance sheets, in thousands:

	As of
	September 30, 2025	December 31, 2024
3.625% Senior Notes due 2029	$400,000	$400,000
4.125% Senior Notes due 2032	500,000	500,000
5.625% Senior Notes due 2034	750,000	-
Term loan due 2030	1,237,500	-
Term loan due 2026	-	487,500
Unamortized debt issuance costs	(26,322)	(11,591)
Total debt, net of unamortized debt issuance costs	2,861,178	1,375,909
Less: current portion of long-term debt	62,500	48,750
Total long-term debt	$2,798,678	$1,327,159

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth our remaining principal payments for our outstanding debt balances as of September 30, 2025, in thousands:

	2025	2026	2027	2028	2029	Thereafter	Total
3.625% Senior Notes	$-	$-	$-	$-	$400,000	$-	$400,000
4.125% Senior Notes	-	-	-	-	-	500,000	500,000
5.625% Senior Notes	-	-	-	-	-	750,000	750,000
Term loan	15,625	62,500	62,500	62,500	62,500	971,875	1,237,500
Total	$15,625	$62,500	$62,500	$62,500	$462,500	$2,221,875	$2,887,500

Credit Agreement

On May 16, 2025, we entered into Amendment No. 5 to the Credit Agreement, which increased our term loan facility to an aggregate principal amount of $1.0 billion, increased the aggregate borrowing capacity on our revolving credit facility to $1.0 billion, and added a delayed draw term facility with an aggregate borrowing capacity of $250.0 million. On July 11, 2025, we borrowed $250.0 million of the delayed draw facility, and the outstanding balance is included in the outstanding balances of the term loan due 2030.

The following table outlines the key terms of Amendment No. 5 to the Credit Agreement (dollars in thousands):

Senior secured term loan facility	$1,000,000
Delayed draw term loan	$250,000

Revolving facility (a)	$1,000,000
Sublimit for issuance of letters of credit under revolving facility	$150,000
Sublimit for swingline loans under revolving facility	$50,000

Interest rate as of September 30, 2025	5.41%
Scheduled maturity date	May 16, 2030
(a)	Use of the sublimits for the issuance of letters of credit and swingline loans reduces the availability under the revolving facility.

Interest expense on borrowings under Amendment No. 5 to the Credit Agreement is based on an applicable margin rate plus, at our option, either:

●	A base rate determined by reference to the highest of either (i) the federal funds rate plus 0.50 percent, (ii) BofA’s “prime rate,” and (iii) the SOFR rate for U.S. dollar deposits with a term of one month, plus 1.00 percent, in any case, subject to a floor of 1.00%; or
●	A SOFR rate determined by reference to the costs of funds for deposits in U.S. dollars for the interest period relevant to such borrowings, subject to a floor of 0%.

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

The following table summarizes our availability under the revolving facility, in thousands:

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of
	September 30, 2025	December 31, 2024
Revolving facility	$1,000,000	$500,000
Less: standby letters of credit	(66,598)	(63,770)
Availability under revolving facility	$933,402	$436,230

We are required to pay commitment fees to the Lenders in respect of any unutilized commitments. The commitment fees range from 0.175 percent to 0.25 percent per annum, depending on our Secured Leverage Ratio. We must also pay customary fees on outstanding letters of credit.

3.625% Senior Notes

The 3.625% Senior Notes are $400.0 million senior unsecured obligations and bear interest at 3.625% per year, payable semiannually in arrears on March 15 and September 15. The 3.625% Senior Notes mature on March 15, 2029, unless redeemed early or repurchased. If we undergo a change in control, we must make an offer to repurchase all of the 3.625% Senior Notes then outstanding at a repurchase price equal to 101% of their aggregate principal amount, plus accrued and unpaid interest (if any) to, but not including, the repurchase date.

The Company may redeem the 3.625% Senior Notes, in whole or in part, at any time on or after March 15, 2024 at the redemption prices specified in the notes plus accrued and unpaid interest if redeemed during the 12 month period commencing March 15 of the years set for: 2025 – 100.906%, 2026 and thereafter – 100.000%.

4.125% Senior Notes

The 4.125% Senior Notes are $500.0 million senior unsecured obligations and bear interest at 4.125% per year, payable semiannually in arrears on February 15 and August 15. The 4.125% Senior Notes mature on February 15, 2032, unless redeemed early or repurchased. If we undergo a change in control, we must make an offer to repurchase all of the 4.125% Senior Notes then outstanding at a repurchase price equal to 101% of their aggregate principal amount, plus accrued and unpaid interest (if any) to, but not including, the repurchase date.

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

5.625% Senior Notes

On September 25, 2025, the Company completed a private offering of $750 million aggregate principal amount of 5.625% Senior Notes due 2034. The 5.625% Senior Notes are $750 million senior unsecured obligations and bear interest at 5.625% per year, payable semiannually in arrears on January 31 and July 31, beginning July 31, 2026. The 5.625% Senior Notes mature on January 31, 2034, unless redeemed early or repurchased. If we undergo a change in control, we must make an offer to repurchase all of the 5.625% Senior Notes then outstanding at a repurchase price equal to 101% of their aggregate principal amount, plus accrued and unpaid interest (if any) to, but not including, the repurchase date.

The Company may redeem the 5.625% Senior Notes, in whole or in part, at any time on or after September 30, 2028 at the redemption prices specified in the notes plus accrued and unpaid interest if redeemed during the 12-month period commencing on September 30 of the years set for: 2028 – 102.813%, 2029 – 101.406%, 2030 and thereafter – 100.000%. The Company may also redeem all or part of the Notes to be redeemed, plus the Applicable Premium (as defined in the indenture), as of, and accrued and unpaid interest to, the redemption date. Additionally, the Company may redeem up to 40% of the aggregate principal amount of the 5.625% Senior Notes prior to September 30, 2028 with the net cash proceeds of certain sales of its capital stock at 105.625% of the principal amount of the notes, plus accrued and unpaid interest, if any, to the date of redemption only if, after the redemption, at least 60% of the aggregate principal amount of the notes originally issued remains outstanding.

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Covenant Compliance

The indentures governing our 3.625% Senior Notes, our 4.125% Senior Notes and our 5.625% Senior Notes (together, our “Senior Notes”) contain restrictive covenants that, among other things, generally limit the ability of the Company and certain of its subsidiaries (subject to certain exceptions) to (i) create liens, (ii) pay dividends, acquire shares of capital stock and make payments on subordinated debt, (iii) place limitations on distributions from certain subsidiaries, (iv) issue or sell the capital stock of certain subsidiaries, (v) sell assets, (vi) enter into transactions with affiliates, and (vii) effect mergers. The indentures provide for customary events of default which include (subject in certain cases to customary grace and cure periods), among others: nonpayment of principal or interest; breach of covenants or other agreements in the indenture; defaults in failure to pay certain other indebtedness; and certain events of bankruptcy or insolvency. Generally, if an event of default occurs and is continuing under the indenture, the trustee or the holders of at least 30% in aggregate principal amount of each of our Senior Notes then outstanding may declare the principal of, premium, if any, and accrued interest on the Senior Notes subject to such declaration immediately due and payable. The Senior Notes and related guarantees have not been registered under the Securities Act of 1933, and we are not required to register either the Senior Notes or the guarantees in the future.

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

As of September 30, 2025
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

Based on market trades of our 3.625% Senior Notes, our 4.125% Senior Notes, and our 5.625% Senior Notes close to September 30, 2025 (Level 1 fair value measurement), we estimate the fair value of each in the table below:

	As of September 30, 2025
	Fair Value	Gross Carrying Value
3.625% Senior Notes	$385,000	$400,000
4.125% Senior Notes	$471,250	$500,000
5.625% Senior Notes	$750,000	$750,000

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.  SEGMENT INFORMATION

Our business consists of two reportable segments: Installation Services and Specialty Distribution. We operate primarily in the U.S. and to a lesser extent Canada.

Our Installation Services segment installs insulation, commercial roofing and other building products. It sells primarily to the residential new construction market, with increasing activity in the commercial/industrial construction market, along with repair/remodel of residential housing. In addition, it provides commercial roofing installation services that includes re-roofing, recurring maintenance services, and new construction.  Installation Services also installs other building products including glass and windows, rain gutters, garage doors, closet shelving, and fireplaces, among other items.

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

Intercompany sales from the Specialty Distribution segment to the Installation Services segment are recorded by the Specialty Distribution segment with a profit margin and by our Installation Services segment at cost. This intercompany profit is eliminated in consolidation.

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

Key information is presented below by segment for our profit measures for the three and nine months ended September 30, 2025 and 2024, in thousands:

	Three Months Ended September 30, 2025
	Installation Services	Specialty Distribution	Total
Net sales from external customers	$858,264	$534,894	$1,393,158
Intercompany net sales	—	73,998	73,998
Segment net sales	858,264	608,892	1,467,156

Reconciliation of Net Sales
Elimination of intercompany net sales			(73,998)
Consolidated net sales			$1,393,158

Less (a):
Cost of sales (b)	571,519	462,002	1,033,521
Selling, general and administrative expenses (c)	119,983	59,776	179,759
Segment operating profit	166,762	87,114	253,876

Reconciliation of Segment Operating Profit
Elimination of intercompany profit			(14,714)
General corporate expense, net (d)			(24,152)
Other expense, net (e)			(24,504)
Consolidated income before taxes			$190,506

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended September 30, 2024
	Installation Services	Specialty Distribution	Total
Net sales from external customers	$856,350	$516,918	$1,373,268
Intercompany net sales	—	83,469	83,469
Segment net sales	856,350	600,387	1,456,737

Reconciliation of Net Sales
Elimination of intercompany net sales			(83,469)
Consolidated net sales			$1,373,268

Less (a):
Cost of sales (b)	570,890	450,557	1,021,447
Selling, general and administrative expenses (c)	113,217	54,919	168,136
Segment operating profit	172,243	94,911	267,154

Reconciliation of Segment Operating Profit
Elimination of intercompany profit			(13,476)
General corporate expense, net (d)			(9,685)
Other expense, net (e)			(16,094)
Consolidated income before taxes			$227,899

	Nine Months Ended September 30, 2025
	Installation Services	Specialty Distribution	Total
Net sales from external customers	$2,384,475	$1,539,364	$3,923,839
Intercompany net sales	—	228,515	228,515
Segment net sales	2,384,475	1,767,879	4,152,354

Reconciliation of Net Sales
Elimination of intercompany net sales			(228,515)
Consolidated net sales			$3,923,839

Less (a):
Cost of sales (b)	1,604,010	1,343,635	2,947,645
Selling, general and administrative expenses (c)	328,646	180,589	509,235
Segment operating profit	451,819	243,655	695,474

Reconciliation of Segment Operating Profit
Elimination of intercompany profit			(40,274)
General corporate expense, net (d)			(42,914)
Other expense, net (e)			(52,216)
Consolidated income before taxes			$560,070

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended September 30, 2024
	Installation Services	Specialty Distribution	Total
Net sales from external customers	$2,506,076	$1,511,521	$4,017,597
Intercompany net sales	—	227,486	227,486
Segment net sales	2,506,076	1,739,007	4,245,083

Reconciliation of Net Sales
Elimination of intercompany net sales			(227,486)
Consolidated net sales			$4,017,597

Less (a):
Cost of sales (b)	1,671,181	1,303,941	2,975,122
Selling, general and administrative expenses (c)	335,178	173,204	508,382
Segment operating profit	499,717	261,862	761,579

Reconciliation of Segment Operating Profit
Elimination of intercompany profit			(37,076)
General corporate expense, net (d)			(55,610)
Other expense, net (e)			(30,824)
Consolidated income before taxes			$638,069

(a)	The significant expense categories align with the segment-level information that is regularly provided to our CODM.

(b)	Cost of sales is primarily composed of labor, material costs and overhead. Includes $12.5 million of one-time charges ($6.1 million and $6.4 million for Installation Services and Specialty Distribution segments, respectively) to optimize our branch footprint and align our cost structure with current demand levels during the nine months ended September 30, 2025. These one-time expenses are primarily related to non-cash facility impairment and severance.

(c)	Selling, general and administrative expenses include allocation of corporate overhead, bad debt, bank fees, selling expenses, employee compensation, insurance, legal and consulting, office equipment & supplies, telecommunication & subscriptions, and travel & entertainment. Includes $2.0 million of one-time charges ($1.1 million for our Installation Services segment, $0.7 million for our Specialty Distribution segment and $0.2 million for our Branch Support Center) to align our cost structure with current demand levels during the nine months ended September 30, 2025. These one-time expenses are primarily related to severance.

(d)	General corporate expense, net includes expenses for functions such as corporate human resources, finance, and legal, including salaries, benefits, and other related costs.

(e)   Other expense, net is presented on the accompanying condensed consolidated statement of operations and is primarily composed of interest expense and interest income.

Key information by segment is as follows for the three and nine months ended September 30, 2025 and 2024, in thousands:

	Three Months Ended September 30, 2025
	Installation Services	Specialty Distribution	Total Reportable Segments	Other (a)	Consolidated Totals
Depreciation and amortization (b)	$25,685	$15,123	$40,808	$1,533	$42,341
Property additions (c)	22,130	8,338	30,468	2,732	33,200
Total assets	3,183,493	2,100,845	5,284,338	1,125,962	6,410,300

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended September 30, 2024
	Installation Services	Specialty Distribution	Total Reportable Segments	Other (a)	Consolidated Totals
Depreciation and amortization (b)	$19,037	$15,117	$34,154	$1,332	$35,486
Property additions (c)	12,568	6,317	18,885	1,804	20,689
Total assets	2,293,287	2,086,539	4,379,826	270,691	4,650,517

	Nine Months Ended September 30, 2025
	Installation Services	Specialty Distribution	Total Reportable Segments	Other (a)	Consolidated Totals
Depreciation and amortization (b)	$64,259	$45,219	$109,478	$4,540	$114,018
Property additions (c)	36,906	15,306	52,212	4,864	57,076

	Nine Months Ended September 30, 2024
	Installation Services	Specialty Distribution	Total Reportable Segments	Other (a)	Consolidated Totals
Depreciation and amortization (b)	$56,016	$45,000	$101,016	$3,761	$104,777
Property additions (c)	38,601	15,321	53,922	5,661	59,583

(a)	Represents amounts held at Corporate not specifically attributed to or allocated to the segments.
(b)	Represents total by segment, inclusive of amounts presented within cost of sales and selling, general and administrative expenses, as applicable.
(c)	Property additions include assets acquired in business combinations in each respective year.

8.  INCOME TAXES

Our effective tax rates were 25.3 percent and 25.5 percent for the three and nine months ended September 30, 2025, respectively. The effective tax rates for the three and nine months ended September 30, 2024, were 25.9 percent and 26.0 percent, respectively. The lower 2025 tax rate for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, was primarily related to a favorable return to accrual adjustment.

A tax expense of $0.5 million and $2.0 million related to share-based compensation was recognized in our condensed consolidated statements of operations as a discrete item in income tax expense for the nine months ended September 30, 2025 and 2024, respectively.

On July 4, 2025, the One Big Beautiful Bill Act (“the Act”) was signed into law, enacting significant changes to tax and spending policies. While the Company expects certain provisions of the Act to change the timing of cash tax payments in the current year and future periods, the provisions are not expected to have a material impact on our effective tax rate.

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

Basic and diluted net income per share were computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (in thousands)	$142,226	$168,960	$417,213	$472,064

Weighted average number of common shares outstanding - basic	28,019,746	29,751,713	28,469,514	30,901,788

Dilutive effect of common stock equivalents:
RSAs with service-based conditions	24,855	35,034	22,216	35,566
RSAs with market-based conditions	59,169	38,187	48,827	38,840
RSAs with performance-based conditions	27,713	11,297	33,215	15,735
Stock options	72,871	89,169	79,259	91,928

Weighted average number of common shares outstanding - diluted	28,204,354	29,925,400	28,653,031	31,083,857

Basic net income per common share	$5.08	$5.68	$14.65	$15.28

Diluted net income per common share	$5.04	$5.65	$14.56	$15.19

The following table summarizes shares excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Anti-dilutive common stock equivalents:
RSAs with service-based conditions	—	—	33	—
RSAs with market-based conditions	—	9,006	31	7,341
RSAs with performance-based conditions	—	—	—	—
Stock options	—	—	—	—
Total anti-dilutive common stock equivalents	—	9,006	64	7,341

10. SHARE-BASED COMPENSATION

Our eligible employees participate in the 2015 LTIP. The 2015 LTIP authorized the Board to grant stock options, stock appreciation rights, restricted shares, restricted share units, performance awards, and dividend equivalents. All grants were made by issuing new shares and no more than 4.0 million shares of common stock may be issued under the 2015 LTIP.

On February 18, 2025, the Board of Directors adopted the 2025 LTIP. Shares of our common stock remaining available for awards under the previous 2015 LTIP will continue to be authorized for future awards under the 2025 LTIP. As of September 30, 2025, we had 1.7 million shares remaining available for issuance under the 2025 LTIP.

Share-based compensation expense is included in selling, general, and administrative expense. The income tax effect associated with share-based compensation awards is included in income tax expense.

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents share-based compensation amounts recognized in our condensed consolidated statements of operations, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Share-based compensation expense	$4,315	$3,646	$14,121	$13,405
Income tax benefit/(expense)	$77	$127	$(472)	$(1,980)

The following table presents a summary of our share-based compensation activity for the nine months ended September 30, 2025, in thousands, except per share amounts:

	RSAs		Stock Options
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance December 31, 2024	176.0	$269.50	112.7	$30.10	$83.97	$25,604.9
Granted	55.9	$339.97	—	—	—	—
Converted/Exercised	(56.6)	$240.45	(33.9)	30.72	81.89	11,144.7
Forfeited/Expired	(14.8)	$297.78	—	—	—	—
Balance September 30, 2025	160.5	$301.66	78.8	$29.84	$84.86	$24,099.3

Exercisable September 30, 2025 (a)			78.8	$29.84	$84.86	$24,099.3
(a)	The weighted average remaining contractual term for vested stock options is approximately 3.8 years.

Unrecognized compensation expense on unvested RSAs was $22.8 million as of September 30, 2025, with the weighted average remaining compensation expense period of approximately 1.0 years.

Our RSAs with performance-based conditions are evaluated on a quarterly basis with adjustments to compensation expense based on the likelihood of the performance target being achieved or exceeded. The following table shows the range of payouts and the related expense for our outstanding RSAs with performance-based conditions, in thousands:

		Payout Ranges and Related Expense
RSAs with Performance-Based Conditions	Grant Date Fair Value	0%	25%	100%	200%
February 21, 2023	$3,778	$-	$945	$3,778	$7,556
February 21, 2024	$4,364	$-	$1,091	$4,364	$8,728
February 18, 2025	$4,994	$-	$1,249	$4,994	$9,988

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

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. SHARE REPURCHASE PROGRAM

On May 3, 2024, our Board authorized the 2024 Repurchase Program, pursuant to which the Company could purchase up to $1.0 billion of our common stock. The Company completed its 2024 Repurchase Program during the first quarter of 2025 for a total of 2,685,478 shares of our common stock at a weighted average cost of $372.37 per share.

On February 17, 2025, our Board authorized the 2025 Repurchase Program, pursuant to which the Company may purchase up to $1.0 billion of our common stock. Share repurchases may be executed through various means including open market purchases, privately negotiated transactions, accelerated share repurchase transactions, or other available means. The 2025 Repurchase Program does not obligate the Company to purchase any shares and has no expiration date. Authorization for the 2025 Repurchase Program may be terminated, increased, or decreased by the Board at its discretion at any time. As of September 30, 2025, the Company has $770.9 million remaining under the 2025 Share Repurchase Program.

Effective January 1, 2023, the Inflation Reduction Act of 2022 mandated a 1% excise tax on all share repurchases. Excise tax obligations that result from our share repurchases are included in the cost of treasury stock. The Company has excise tax liabilities of $4.2 million and $9.4 million as of September 30, 2025 and December 31, 2024, respectively. Excise tax liabilities are included in accrued liabilities on our condensed consolidated balance sheets.

The following table sets forth our share repurchases under the share repurchase programs in 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Number of shares repurchased	177,983	1,074,818	1,326,666	2,321,000
Share repurchase cost (in thousands) (a)	$66,182	$418,085	$421,318	928,528

(a)	The three and nine months ended September 30, 2025 includes $0.7 million and $4.2 million of excise taxes, respectively. The three and nine months ended September 30, 2024 includes $4.1 million and $9.3 million of excise taxes, respectively.

12. BUSINESS COMBINATIONS

Acquiring businesses is a key part of our ongoing strategy to grow our company and expand our offerings. Each acquisition has been accounted for as a business combination under ASC 805, “Business Combinations.” Acquisition related costs were $13.3 million and $15.0 million in the three and nine months ended September 30, 2025, respectively. Acquisition related costs were $0.5 million and $27.2 million in the three and nine months ended September 30, 2024, respectively, which includes $23.0 million paid in the second quarter of 2024 in connection with the mutual termination of our previous agreement to acquire SPI. Acquisition related costs are included in selling, general, and administrative expense in our condensed consolidated statements of operations.

On April 7, 2025, we acquired the assets of the residential and commercial insulation business Seal-Rite. This Installation Services acquisition enhances our presence in the Omaha and Lincoln, Nebraska markets. The purchase price of approximately $23.0 million was funded by cash on hand and we recognized $12.4 million of goodwill in connection with this acquisition. Seal-Rite’s net sales and net income for the nine months ended September 30, 2025 were $5.5 million, and $1.1 million, respectively.

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On July 14, 2025, we acquired Progressive, a leader in commercial roofing installation and roof maintenance services based in Phoenix, Arizona. The purchase price of approximately $820.5 million was funded by the $250.0 million delayed draw term facility that we borrowed on July 11, 2025, and cash on hand.  We recognized $443.6 million of goodwill in connection with this acquisition. Progressive’s net sales and net income for the nine months ended September 30, 2025 were $91.5 million, and $6.5 million, respectively

On September 15, 2025, we acquired the assets of Insulation Fabrics, which sells safety materials and uniforms to the domestic insulation market. The purchase price of approximately $9.6 million was funded by cash on hand and we recognized $5.3 million of goodwill in connection with this acquisition.

The estimated fair values of the assets acquired and liabilities assumed for our 2025 acquisitions are as follows as of September 30, 2025, in thousands:

	2025 Acquisitions
Preliminary purchase price allocations:	Progressive	All Others
Accounts receivable	$121,738	$3,023
Inventories	5,515	2,407
Prepaid and other assets	1,533	204
Property and equipment	18,352	836
ROU asset (operating)	12,222	1,466
Intangible assets	397,593	9,663
Goodwill	443,647	17,678
Accounts payable	(20,384)	(1,085)
Accrued liabilities	(44,457)	(150)
Lease liabilities	(20,797)	(1,466)
Deferred taxes	(93,321)	24
All other	(1,176)	—
Net assets acquired	$820,465	$32,600

Estimates as of September 30, 2025 of acquired intangible assets related to the 2025 acquisitions are as follows, dollars in thousands:

	Estimated Fair Value	Weighted Average Estimated Useful Life (Years)
Customer relationships	$381,012	12
Trademarks and trade names	26,244	10
Total intangible assets acquired	$407,256	12

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

On February 15, 2024, we acquired the assets of the residential and light commercial insulation business Brabble. This Installation Services acquisition enhanced our presence in North Carolina. The purchase price of $5.4 million was funded by cash on hand and we recognized $2.9 million of goodwill in connection with this acquisition.

On March 1, 2024, we acquired the assets of the residential insulation business Morris Black. This Installation Services acquisition enhanced our presence in Pennsylvania. The purchase price of $3.6 million was funded by cash on hand and we recognized $2.0 million of goodwill in connection with this acquisition.

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

On April 18, 2024, we acquired the assets of the residential and light commercial insulation business Green Space. This Installation Services acquisition enhanced our presence in Missouri and neighboring states. The purchase price of approximately $4.3 million was funded by cash on hand and we recognized $2.7 million of goodwill in connection with this acquisition.

On May 16, 2024, we acquired the assets of the residential and light commercial insulation business Insulation Works. This Installation Services acquisition enhanced our presence in Arkansas and extended our expertise to the agricultural business. The purchase price of approximately $25.7 million was funded by cash on hand and we recognized $15.1 million of goodwill in connection with this acquisition.

On May 31, 2024, we acquired the assets of the residential and light commercial insulation business Texas Insulation. This Installation Services acquisition enhanced our presence in Texas. The purchase price of approximately $33.9 million was funded by cash on hand and we recognized $21.1 million of goodwill in connection with this acquisition.

Goodwill to be recognized in connection with acquisitions is attributable to the synergies expected to be realized and improvements in the businesses after the acquisitions. Primarily all of the goodwill recorded from acquisitions completed in the nine months ended September 30, 2025 and 2024, respectively, is expected to be deductible for income tax purposes with the exception of Progressive. Of the goodwill recorded from the acquisition of Progressive, $20.6 million is deductible for income tax purposes.

13.  ACCRUED LIABILITIES

The following table sets forth the components of accrued liabilities, in thousands:

	As of
	September 30, 2025	December 31, 2024
Accrued liabilities:
Salaries, wages, and bonus/commissions	$73,063	$64,713
Deferred revenue	48,988	18,651
Short-term portion of insurance liabilities	40,521	31,013
Sales and property taxes	18,151	13,884
Customer rebates	13,671	17,898
Interest payable on long-term debt	4,529	12,307
Excise taxes	4,171	9,444
Other	39,837	23,876
Total accrued liabilities	$242,931	$191,786

The acquisition of Progressive on July 14, 2025 added $44.5 million to total accrued liabilities at acquisition date, inclusive of $27.1 million in deferred revenue. See Note 12 – Business Combinations for further information on the preliminary purchase price allocation and Note 3 – Revenue Recognition for discussion of our deferred revenue balances.

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

15.  SUBSEQUENT EVENTS

On October 7, 2025, we acquired SPI, a leading specialty distributor and fabricator of mechanical insulation solutions for the commercial, industrial and residential end markets in North America.  SPI has 90 branches across the United States and Canada. The purchase price of approximately $1.0 billion was funded by cash on hand, including proceeds from our $750.0 million 5.625% Senior Notes. This acquisition will be accounted for as a business combination under ASC 805, “Business Combinations”, and a preliminary purchase price allocation will be included in our 2025 Form 10-K.

On October 20, 2025, we acquired the assets of Diamond Doors, which fabricates and assembles steel, insulated knock-down door systems for commercial and industrial metal buildings with locations in Georgia, and Indiana. The purchase price of approximately $70.3 million was funded by cash on hand. This acquisition will be accounted for as a business combination under ASC 805, “Business Combinations”, and a preliminary purchase price allocation will be included in our 2025 Form 10-K.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

TopBuild, headquartered in Daytona Beach, Florida, is a leading installer of insulation and commercial roofing and a specialty distributor of insulation and related building products to the construction industry in the United States and Canada.

We operate in two segments: Installation Services and Specialty Distribution. Our Installation Services segment installs insulation, roofing materials and other building products nationwide. As of September 30, 2025, we had more than 200 Installation Services branches located across the United States. We install various insulation applications, including fiberglass batts and rolls, blown-in loose fill fiberglass, polyurethane spray foam, and blown-in loose fill cellulose. Additionally, we install other building products including glass and windows, rain gutters, garage doors, closet shelving, and fireplaces, among other items. We handle every stage of the installation process, including material procurement supplied by leading manufacturers, project scheduling and logistics, multi-phase professional installation, and installation quality assurance.

Our acquisition of Progressive on July 14, 2025 allows us to expand our building envelope offering to general contractor customers providing a broad suite of solutions. We construct and repair commercial roofs using various construction application types including built-up roofing, single ply, tile, metal, shingle and others. We provide the full lifecycle of comprehensive roofing services spanning non-discretionary re-roofing, recurring maintenance services and new construction to a diverse set of commercial customers including education, technology, industrial, government and healthcare.

Our Specialty Distribution segment distributes building and mechanical insulation, insulation accessories, rain gutters, and other building product materials for the residential and commercial/industrial end markets. As of September 30, 2025, we had more than 150 distribution centers across North America including 18 distribution centers in Canada. Our Specialty Distribution customer base consists of thousands of insulation contractors of all sizes serving a wide variety of residential and commercial/industrial industries, gutter contractors, weatherization contractors, other contractors, dealers, metal building erectors, and modular home builders.

We believe that having both Installation Services and Specialty Distribution provides us with several distinct competitive advantages. First, the combined buying power of our two business segments, along with our scale, strengthens our ties to the major manufacturers of insulation and other building products. This helps to ensure we are buying competitively and ensures the availability of supply to our local branches and distribution centers. The overall effect is driving efficiencies through our supply chain. Second, being a leader in both installation and specialty distribution allows us to reach a broader set of builders and contractors more effectively, regardless of their size or geographic location in the U.S. and Canada, and leverage housing and commercial/industrial construction growth wherever it occurs. Third, during housing industry downturns, many insulation contractors who buy directly from manufacturers during industry peaks return to purchasing through specialty distributors. As a result, this helps to reduce our exposure to cyclical swings in our business.

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

THIRD QUARTER 2025 VERSUS THIRD QUARTER 2024

The following table sets forth our net sales, gross profit, operating profit, and margins, as reported in our condensed consolidated statements of operations, in thousands:

	Three Months Ended September 30,
	2025	2024
Net sales	$1,393,158	$1,373,268
Cost of sales	974,238	951,455
Cost of sales ratio	69.9%	69.3%

Gross profit	418,920	421,813
Gross profit margin	30.1%	30.7%

Selling, general, and administrative expense	203,910	177,820
Selling, general, and administrative expense to sales ratio	14.6%	12.9%

Operating profit	215,010	243,993
Operating profit margin	15.4%	17.8%

Other expense, net	(24,504)	(16,094)
Income tax expense	(48,280)	(58,939)
Net income	$142,226	$168,960
Net margin	10.2%	12.3%

Sales and Operations

Net sales increased by 1.4% for the three months ended September 30, 2025, from the comparable period of 2024. The increase was primarily driven by a 7.9% increase in sales from acquisitions, and a 0.3% impact from higher selling prices, partially offset by a 6.7% decline in volume.

Gross profit margins were 30.1% and 30.7% for the three months ended September 30, 2025, and 2024, respectively. The decline in gross profit margin is primarily due to lower sales volume, and customer price pressures on residential products within our distribution business, partially offset by savings from the branch consolidations and headcount reductions we made in the first quarter of 2025.

Selling, general, and administrative expenses as a percentage of sales were 14.6% and 12.9% for the three months ended September 30, 2025 and 2024, respectively. The increase in the percentage of sales during the three months ended September 30, 2025 is due to incremental selling, general, and administrative expenses from acquisitions, including amortization, and acquisition-related transaction costs.

Operating margins were 15.4% and 17.8% for the three months ended September 30, 2025, and 2024, respectively. Operating margins during the three months ended September 30, 2025 as a percentage of sales decreased due to incremental selling, general, and administrative expenses from acquisitions, including amortization, and acquisition-related transaction costs, partially offset by savings from branch consolidations and headcount reductions taken in the first quarter of 2025.

Business Segment Results

The following table sets forth our net sales and operating profit margins by business segment, in thousands:

	Three Months Ended September 30,
	2025	2024	Percent Change
Net sales by business segment:
Installation Services	$858,264	$856,350	0.2%
Specialty Distribution	608,892	600,387	1.4%
Intercompany eliminations	(73,998)	(83,469)
Net sales	$1,393,158	$1,373,268	1.4%

Operating profit by business segment:
Installation Services	$166,762	$172,243	(3.2)%
Specialty Distribution	87,114	94,911	(8.2)%
Intercompany eliminations	(14,714)	(13,476)
Operating profit before general corporate expense	239,162	253,678	(5.7)%
General corporate expense, net	(24,152)	(9,685)
Operating profit	$215,010	$243,993	(11.9)%

Operating profit margins:
Installation Services	19.4%	20.1%
Specialty Distribution	14.3%	15.8%
Operating profit margin before general corporate expense	17.2%	18.5%
Operating profit margin	15.4%	17.8%

Installation Services

Sales

Sales in our Installation Services segment increased $1.9 million, or 0.2%, for the three months ended September 30, 2025, as compared to the same period in 2024. Sales increased 11.0% from acquisitions, partially offset by a 10.4% decline in sales volume and 0.5% from lower sales prices.

Operating margins

Operating margins in our Installation Services segment were 19.4% and 20.1% for the three months ended September 30, 2025 and 2024, respectively. The decline in operating margin is primarily due to lower sales volume and higher acquisition-related amortization, partially offset by savings from the branch consolidations and headcount reductions we made in the first quarter of 2025.

Specialty Distribution

Sales

Sales in our Specialty Distribution segment increased $8.5 million, or 1.4%, for the three months ended September 30, 2025, as compared to the same period in 2024. Sales increased 2.3% from acquisitions and 1.2% from higher selling prices, partially offset by a 2.1% decline in sales volume.

Operating margins

Operating margins in our Specialty Distribution segment were 14.3% and 15.8% for the three months ended September 30, 2025 and 2024, respectively. The decline in operating margin is primarily due to lower sales volume and price pressures on residential products within our distribution business partially offset by savings from branch consolidations we made in the first quarter of 2025.

OTHER ITEMS

Other expense, net

Other expense, net, increased to $24.5 million from $16.1 million in the three months ended September 30, 2025, and 2024, respectively. The increase was primarily driven by $10.0 million higher interest expense due to the refinancing of our Term Loan during the second quarter of 2025 and borrowing $250.0 million on our delayed draw term facility during the third quarter of 2025. The increase in interest expense was partially offset by higher interest income of $0.9 million.

Income tax expense

Income tax expense was $48.3 million, an effective tax rate of 25.3 percent, for the three months ended September 30, 2025, compared to $58.9 million, an effective tax rate of 25.9 percent, for the comparable period in 2024. The lower tax rate for the three months ended September 30, 2025 was primarily related to a favorable return to accrual adjustment.

FIRST NINE MONTHS 2025 VERSUS FIRST NINE MONTHS 2024

The following table sets forth our net sales, gross profit, operating profit, and margins, as reported in our condensed consolidated statements of operations, in thousands:

	Nine Months Ended September 30,
	2025	2024
Net sales	$3,923,839	$4,017,597
Cost of sales	2,759,404	2,784,712
Cost of sales ratio	70.3%	69.3%

Gross profit	1,164,435	1,232,885
Gross profit margin	29.7%	30.7%

Selling, general, and administrative expense	552,149	563,992
Selling, general, and administrative expense to sales ratio	14.1%	14.0%

Operating profit	612,286	668,893
Operating profit margin	15.6%	16.6%

Other expense, net	(52,216)	(30,824)
Income tax expense	(142,857)	(166,005)
Net income	$417,213	$472,064
Net margin	10.6%	11.7%

Sales and Operations

Net sales decreased 2.3% for the nine months ended September 30, 2025, from the comparable period in 2024. The decline was primarily driven by a 7.3% decrease in volume driven by lower housing demand, partially offset by 4.2% increase in sales from acquisitions, and a 0.8% impact from higher selling prices.

Gross profit margins were 29.7% and 30.7% for the nine months ended September 30, 2025 and 2024. The decline in gross profit margin is primarily due to $12.5 million of one-time expenses incurred in connection with our branch consolidations and headcount reductions, lower sales volume, and customer price pressures on residential products within our distribution business, partially offset by savings from the branch consolidations and headcount reductions we made in the first quarter of 2025.

Selling, general, and administrative expenses as a percentage of sales were 14.1% and 14.0% for the nine months ended September 30, 2025 and 2024, respectively. Selling, general, and administrative expenses as a percentage of sales remained approximately flat to the comparable period in 2024. The nine months ended September 30, 2025 includes incremental selling, general, and administrative expenses from acquisitions, including amortization, and acquisition-related transaction costs, largely offset by savings from headcount reductions taken in the first quarter of 2025. The nine months ended September 30, 2024 reflects a $23.0 million fee paid in the second quarter of 2024 to terminate our previous agreement to acquire SPI.

Operating margins were 15.6% and 16.6% for the nine months ended September 30, 2025 and 2024, respectively. The decrease in operating margins was primarily due to incremental selling, general, and administrative expenses from acquisitions, including amortization, and acquisition-related transaction costs, $14.5 million of one-time expenses incurred in connection with our branch consolidations and headcount reductions, lower sales volume, and customer price pressures on residential products within our distribution business. These were partially offset by savings from the branch consolidations and headcount reductions we made in the first quarter of 2025. The nine months ended September 30, 2024 includes a $23.0 million fee paid in the second quarter of 2024 to terminate our previous agreement to acquire SPI.

Business Segment Results

The following table sets forth our net sales and operating profit margins by business segment, in thousands:

	Nine Months Ended September 30,
	2025	2024	Percent Change
Net sales by business segment:
Installation Services	$2,384,475	$2,506,076	(4.9)%
Specialty Distribution	1,767,879	1,739,007	1.7%
Intercompany eliminations	(228,515)	(227,486)
Net sales	$3,923,839	$4,017,597	(2.3)%

Operating profit by business segment (a):
Installation Services	$451,819	$499,717	(9.6)%
Specialty Distribution	243,655	261,862	(7.0)%
Intercompany eliminations	(40,274)	(37,076)
Operating profit before general corporate expense	655,200	724,503	(9.6)%
General corporate expense, net (b)	(42,914)	(55,610)
Operating profit	$612,286	$668,893	(8.5)%

Operating profit margins:
Installation Services	18.9%	19.9%
Specialty Distribution	13.8%	15.1%
Operating profit margin before general corporate expense	16.7%	18.0%
Operating profit margin	15.6%	16.6%

Installation Services

Sales

Sales in our Installation Services segment decreased $121.6 million, or 4.9%, for the nine months ended September 30, 2025, as compared to the same period in 2024. The sales decline was primarily due to 10.2% lower sales volume, partially offset by a 4.8% increase from acquisitions, and 0.5% from higher selling prices.

Operating margins

Operating margins in our Installation Services segment were 18.9% and 19.9% for the nine months ended September 30, 2025 and 2024, respectively. The decline in operating margin is primarily due to lower sales volume, higher acquisition-related amortization, and one-time expenses incurred in connection with our branch consolidations and headcount reductions, but was partially offset by the savings generated by those actions taken in the first quarter of 2025.

Specialty Distribution

Sales

Sales in our Specialty Distribution segment increased $28.9 million, or 1.7%, for the nine months ended September 30, 2025, as compared to same period in 2024. Sales increased 2.7% from acquisitions and 1.1% from higher selling prices, partially offset by a 2.1% decline in sales volume.

Operating margins

Operating margins in our Specialty Distribution segment were 13.8% and 15.1% for the nine months ended September 30, 2025 and 2024, respectively. The decline in operating margin is primarily due to one-time expenses incurred in connection with our branch consolidations and headcount reductions, lower sales volume, and price pressures on residential products within our distribution business, but was partially offset by the savings generated by the cost reduction actions taken in the first quarter of 2025.

OTHER ITEMS

Other expense, net

Other expense, net, increased to $52.2 million for the nine months ended September 30, 2025 from $30.8 million in the nine months ended September 30, 2024. The increase was primarily driven by $11.8 million lower interest income due to lower cash balances as well as $9.8 million higher interest expense due to the refinancing of our Term Loan during the second quarter of 2025 and borrowing $250.0 million on our delayed draw term facility during the third quarter of 2025.

Income tax expense

Income tax expense was $142.9 million, an effective tax rate of 25.5 percent, for the nine months ended September 30, 2025 compared to $166.0 million, an effective tax rate of 26.0 percent, for the comparable period in 2024. The lower tax rate for nine months ended September 30, 2025 was primarily related to a decrease in tax expense related to share-based compensation.

Cash Flows and Liquidity

Significant sources (uses) of cash and cash equivalents are summarized for the periods indicated, in thousands:

	Nine Months Ended September 30,
	2025	2024
Changes in cash and cash equivalents:
Net cash provided by operating activities	$579,588	$509,798
Net cash used in investing activities	(892,263)	(142,918)
Net cash provided by (used in) financing activities	1,053,410	(957,701)
Impact of exchange rate changes on cash	1,350	(402)
Net increase (decrease) in cash and cash equivalents	$742,085	$(591,223)

Net cash flows provided by operating activities increased $69.8 million for the nine months ended September 30, 2025, as compared to the prior year period. The increase was driven by favorable changes in working capital compared to the nine months ended September 30, 2024. This increase was partially offset by $54.9 million lower net income.

Net cash used in investing activities was $892.3 million for the nine months ended September 30, 2025, primarily composed of $851.2 million for our acquisitions and $42.1 million for purchases of property and equipment, mainly vehicles and equipment. Net cash used in investing activities was $142.9 million for the nine months ended September 30, 2024, primarily composed of $88.5 million for our acquisitions and $56.8 million for purchases of property and equipment, mainly vehicles and equipment, partially offset by $2.3 million proceeds received from the sale of assets.

Net cash provided by financing activities was $1.1 billion for the nine months ended September 30, 2025. During the nine months ended September 30, 2025, we refinanced our Term Loan, drew on our delayed draw term loan, and issued our 5.625% Senior Notes. These activities generated a total of $2.0 billion long-term debt issuance, repayment of $500.0 million principal including normal quarterly payments, and one-time payments of $17.4 million in related debt issuance costs. Additionally, we used $417.1 million to repurchase shares of our common stock, paid $9.4 million of excise taxes on share repurchases, and incurred $2.6 million net cash outflow related to exercise of share-based incentive awards and stock options. Net cash used in financing activities was $957.7 million for the nine months ended September 30, 2024. During the nine months ended September 30, 2024, we used $919.2 million to repurchase shares of our common stock, $35.7 million for debt repayments and incurred $2.9 million net cash outflow related to exercise of share-based incentive awards and stock options.

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

The following table summarizes our liquidity, in thousands:

	As of
	September 30, 2025	December 31, 2024
Cash and cash equivalents (a)	$1,142,403	$400,318

Revolving facility	1,000,000	500,000
Less: standby letters of credit	(66,598)	(63,770)
Availability under Revolving facility	933,402	436,230

Total liquidity	$2,075,805	$836,548
(a)	Our cash and cash equivalents consist of AAA-rated money market funds as well as cash held in our demand deposit accounts.

We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to support our ongoing operations and known contractual obligations including funding our debt service requirements, capital expenditures, lease obligations and working capital needs for at least the next twelve months. We also have adequate liquidity to maintain off-balance sheet arrangements for short-term leases, letters of credit, and performance and license bonds. Information regarding our outstanding bonds as of September 30, 2025, is incorporated by reference from Note 14 – Other Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

OUTLOOK

Residential New Construction

Demand for single-family homes continues to be uneven across the country. Multi-family activity has slowed considerably as the lower housing starts of 2024 began to impact the industry in 2025. While the residential end-markets are facing near-term uncertainty around tariffs, inflation, interest rates, and consumer confidence, we remain optimistic about the longer-term fundamentals due to underbuilding in the United States in prior years.

Commercial and Industrial Construction

Our commercial backlog is strong, our bidding activity is active, and our third quarter acquisition of Progressive, all continue to support our positive view of commercial/industrial sales at our Installation Services and Specialty Distribution segments. We remain optimistic that declining interest rates in the future will continue to unlock projects across many industries. In addition, recurring maintenance and repair work on industrial sites serves as a continued driver for our business.

OFF-BALANCE SHEET ARRANGEMENTS

We had no material off-balance sheet arrangements during the three months ended September 30, 2025, other than short-term leases, letters of credit, and performance and license bonds, which have been disclosed in Part 1, Item 1 of this Quarterly report.

We occasionally use performance bonds to ensure completion of our work on certain larger customer contracts that can span multiple accounting periods. Performance bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. We also have bonds outstanding for license and insurance.

The following table summarizes our outstanding performance, licensing, insurance, and other bonds, in thousands:

	As of
	September 30, 2025	December 31, 2024
Outstanding bonds:
Performance bonds (a)	$219,500	$146,479
Licensing, insurance, and other bonds	29,218	28,462
Total bonds	$248,718	$174,941

(a)	During the third quarter of 2025, the acquisition of Progressive added $74.3 million to TopBuild's outstanding bonds.

CONTRACTUAL OBLIGATIONS

There have been no material changes to our contractual obligations from those previously disclosed in our Annual Report for the year ended December 31, 2024, as filed with the SEC on February 25, 2025, except as follows:

On May 16, 2025, we entered into Amendment No. 5 to the Credit Agreement, which increased our term loan facility, increased the aggregate borrowing capacity on our revolving credit facility, and added a delayed draw term facility, which was drawn in full on July 11, 2025. Additionally, on September 25, 2025, the Company completed a private offering of 5.625% Senior Notes.

See Note 5 – Long-Term Debt for discussion of our obligations in connection with Amendment No. 5 and our Senior Notes, which is incorporated by reference to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

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

FORWARD-LOOKING STATEMENTS

Statements contained in this report that reflect our views about future periods, including our future plans and performance, constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “will,” “would,” “should,” “anticipate,” “expect,” “believe,” “designed,” “plan,” “may,” “project,” “estimate” or “intend,” the negative of these terms, and similar references to future periods.  These views involve risks and uncertainties that are difficult to predict and, accordingly, our actual results may differ materially from the results discussed in our forward-looking statements. We caution you against unduly relying on any of these forward-looking statements. Our future performance may be affected by the duration and impact of negative macro-economic impacts on the United States economy, specifically with respect to residential, commercial/industrial construction, our ability to collect our receivables from our customers, our reliance on residential new construction, residential repair/remodel, and commercial/industrial construction; our reliance on third-party suppliers and manufacturers; our ability to attract, develop, and retain talented personnel and our sales and labor force; our ability to maintain consistent practices across our locations; our ability to maintain our competitive position; and our ability to find attractive acquisition targets, successfully complete acquisitions and realize the expected benefits of our acquisitions. We discuss the material risks we face under the caption entitled “Risk Factors” in our Annual Report for the year ended December 31, 2024, as filed with the SEC on February 25, 2025, as well as under the caption entitled “Risk Factors” in subsequent reports that we file with the SEC. Our forward-looking statements in this filing speak only as of the date of this filing. Factors or events that could cause our actual results to differ may emerge from time to time and it is not possible for us to predict all of them. Unless required by law, we undertake no obligation to update publicly any forward-looking statements as a result of new information, future events, or otherwise.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have a Term Loan outstanding with a principal balance of $1.3 billion and a revolving facility with an aggregate borrowing capacity of $1.0 billion. We also have outstanding 3.625% Senior Notes with an aggregate principal balance of $400.0 million, 4.125% Senior Notes with an aggregate principal balance of $500.0 million, and 5.625% Senior Notes with an aggregate principal balance of $750.0 million. The 3.625% Senior Notes, 4.125% Senior Notes, and 5.625% Senior Notes bear a fixed rate of interest and therefore are excluded from the calculation below as they are not subject to fluctuations in interest rates.

Interest payable on both the aggregate Term Loan and revolving facility is based on a variable interest rate. As a result, we are exposed to market risks related to fluctuations in interest rates on this outstanding indebtedness. As of September 30, 2025, the applicable interest rate as of such date was 5.41%. Based on our outstanding borrowings as of September 30, 2025, a 100-basis point increase in the interest rate would result in a $12.1 million increase in our annualized interest expense. There was no outstanding balance under the revolving facility as of September 30, 2025.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting

On July 14, 2025, we closed on our acquisition of Progressive. Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first fiscal year an acquisition occurred. In conducting our evaluation of the effectiveness of our internal control over financial reporting, we excluded Progressive from our evaluation for the three months ended September 30, 2025. We plan to integrate Progressive into our evaluation within one year from the date of acquisition and do not anticipate that the integration will result in any material changes to our internal control over financial reporting.

Except as noted above, there was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the most recent fiscal quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding the repurchase of our common stock for the three months ended September 30, 2025, in thousands, except share and per share data:

Period	Total Number of Shares Purchased	Average Price Paid per Common Share (a)	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2025 - July 31, 2025	120,066	$357.60	120,066	$793,497
August 1, 2025 - August 31, 2025	12,192	376.86	12,192	$788,902
September 1, 2025 - September 30, 2025	45,725	393.58	45,725	$770,906
Total	177,983	$368.16	177,983

(a)	These amounts exclude the 1% excise tax mandated by the Inflation Reduction Act on share repurchases.

Excluded from this disclosure are share repurchased to settle statutory employee tax withholdings related to the vesting of stock awards.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

Item 5.  OTHER INFORMATION

During the quarter ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K), except as follows:

On August 7, 2025, Alec Covington, a director of the Company, terminated his previously disclosed Rule 10b5-1 trading arrangement adopted on May 21, 2025. As of the date of the plan termination, no shares of the Company’s common stock had been sold under the plan.

Item 6. EXHIBITS

The Exhibits listed on the accompanying Index to Exhibits are filed or furnished (as noted on such Index) as part of this Quarterly Report and incorporated herein by reference.

INDEX TO EXHIBITS

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Title	Form	Exhibit	Filing Date	Herewith
4.6	Indenture, dated September 25, 2025, by and among TopBuild Corp., the Guarantors party thereto and U.S. Bank Trust Company, National Association, as Trustee.	8-K	4.1	9/25/2025

4.7	Form of 5.625% Senior Note due 2034.	8-K	4.2	9/25/2025

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1‡	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2‡	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

‡Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOPBUILD CORP.

By:	/s/ Madeline Otero
Name:	Madeline Otero
Title:	Vice President and Chief Accounting Officer
(Principal Accounting Officer)

November 4, 2025

By:	/s/ Robert Kuhns
Name:	Robert Kuhns
Title:	Vice President and Chief Financial Officer (Principal Financial Officer)

November 4, 2025