Form 10-K
period 2025-12-31
TopBuild Corp
filed 2026-02-26
CIK 1633931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

☐Yes            ⌧ No

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based on the closing price of $323.74 per share as reported on the New York Stock Exchange on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $9.1 billion.

The registrant had outstanding 28,139,530 shares of Common Stock, par value $0.01 per share as of February 19, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2026 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2025, are incorporated by reference into Part III of this Form 10-K.

TOPBUILD CORP.

GLOSSARY

We use acronyms, abbreviations, and other defined terms throughout this Annual Report on Form 10-K, as defined in the glossary below:

Term	Definition
3.625% Senior Notes	TopBuild's 3.625% senior unsecured notes issued March 15, 2021 and due March 15, 2029
4.125% Senior Notes	TopBuild's 4.125% senior unsecured notes issued October 14, 2021 and due February 15, 2032
5.625% Senior Notes	TopBuild's 5.625% senior unsecured notes issued September 25, 2025 and due January 31, 2034
2015 LTIP	2015 Long-Term Incentive Program authorizes the Board to grant stock options, stock appreciation rights, restricted shares, restricted share units, performance awards, and dividend equivalents
2022 Repurchase Program	$200 million share repurchase program authorized by the Board on July 25, 2022
2024 Repurchase Program	$1 billion share repurchase program authorized by the Board on May 3, 2024
2025 LTIP	TopBuild Corp. Amended and Restated 2015 Long Term Stock Incentive Plan, as amended April 28, 2025
2025 Repurchase Program	$1 billion share repurchase program authorized by the Board on February 17, 2025, and effective following shareholder approval on April 28, 2025.
Amendment No. 5	Amendment No. 5 to the Credit Agreement dated May 16, 2025
Annual Report	Annual report filed with the SEC on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Board	Board of Directors of TopBuild
BofA	Bank of America, N.A.
CODM	Chief Operating Decision Maker
Credit Agreement	Amended and Restated Credit Agreement, originally dated March 20, 2020 and amended May 16, 2025, among TopBuild, BofA as administrative agent, and the other lenders and agents party thereto
Current Report	Current report filed with the SEC on Form 8-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Diamond Doors	Diamond Door Products, Ltd.
EBITDA	Earnings before interest, taxes, depreciation, and amortization
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Generally accepted accounting principles in the United States of America
Insulation Fabrics	Insulation Fabrics, LLC
Insulation Works	Insulation Works, Inc.
L&L Insulation	L&L Insulation, LLC
Lenders	Bank of America, N.A., together with the other lenders party to "Credit Agreement"
Metro	Metro Supply Co., LLC
Net Leverage Ratio	As defined in the “Credit Agreement,” the ratio of outstanding indebtedness, less up to $350 million of unrestricted cash, to EBITDA
NYSE	New York Stock Exchange
Performance Insulation Fabricators	Performance Insulation Fabricators Company, Inc. and Insulation Supply Company, Inc.
Progressive	PR Midco LLC, d/b/a Progressive Roofing
Quarterly Report	Quarterly report filed with the SEC on Form 10-Q pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
ROU	Right of use (asset), as defined in ASC 842
RSA	Restricted stock award
Seal-Rite	Seal-Rite Insulation Inc
SEC	United States Securities and Exchange Commission
Secured Leverage Ratio	As defined in the “Credit Agreement,” the ratio of outstanding secured indebtedness to EBITDA
SOFR	Secured overnight financing rate
SPI	SPI LLC d/b/a Specialty Products & Insulation
Term Loan	TopBuild's secured borrowings under the "Credit Agreement" due May 16, 2030
Texas Insulation	EOAKIS, LLC, d/b/a Texas Insulation
TopBuild	TopBuild Corp. and its wholly-owned consolidated domestic subsidiaries

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

PART I

Item 1.  BUSINESS

Overview

TopBuild Corp., headquartered in Daytona Beach, Florida, is a leading installer of insulation and commercial roofing and a specialty distributor of insulation and other building products to the construction industry in the United States and Canada.  On July 1, 2015, we began trading on the NYSE under the symbol “BLD.”

Segment Overview

We operate in two segments: our Installation Services segment, which accounts for approximately 59% of our sales, and our Specialty Distribution segment, which accounts for approximately 41% of our sales.

We believe that having both Installation Services and Specialty Distribution provides us with a number of distinct competitive advantages. First, the combined buying power of our two business segments, along with our scale, strengthens our ties to the major manufacturers of insulation, commercial roofing and other building products.  This enables us to buy competitively and ensures the availability of supply to our local branches and distribution centers.  The overall effect drives efficiencies throughout our supply chain.  Second, being a leader in both installation services and specialty distribution allows us to reach a broader set of builders and contractors more effectively, regardless of their size or geographic location in the U.S. and Canada, and leverage residential, commercial, and industrial construction growth regardless of location.  Third, during housing industry downturns, many insulation contractors who buy directly from manufacturers during industry peaks return to purchasing through specialty distributors. This helps to reduce our exposure to cyclical swings in our business. We’ve also increased our exposure to non-cyclical revenue through maintenance and other recurring installation services through acquisitions.

Installation Services

We provide insulation and commercial roofing services nationwide through our Installation Services segment which has more than 200 branches located throughout the continental United States.

Various insulation applications we install for the residential, commercial, and industrial end markets which represent 74% of our Insulation Services segment’s sales during the year ended December 31, 2025, include:

•	Fiberglass batts and rolls
•	Blown-in loose fill fiberglass
•	Polyurethane spray foam
•	Blown-in loose fill cellulose

We also provide roofing installation services, re-roofing and maintenance for the commercial and industrial end markets including, but not limited to:

●	Single-ply roofing
●	Built-up roofing systems
●	Metal roofing systems

In addition to insulation and roofing products, we install other building products including glass and windows, rain gutters, garage doors, closet shelving, and fireplaces, among other items.

We handle every stage of the installation process including material procurement supplied by leading manufacturers, project scheduling and logistics, multi-phase professional installation, and installation quality assurance.  With our recent expansion into commercial roofing, we have the opportunity to provide additional services after the initial installation is completed.

Our Installation Services customer base includes national and regional single-family homebuilders, single-family custom builders, multi-family builders, commercial and industrial general building contractors, school districts, municipalities, remodelers, and individual homeowners.

Specialty Distribution

We distribute building and mechanical insulation, insulation accessories, rain gutters and other building product materials for the residential and commercial/industrial end markets through our Specialty Distribution business. Insulation and insulation accessories, primarily fiberglass and spray foam, comprise approximately 88% of our Specialty Distribution sales.  We have more than 250 distribution centers across the United States and Canada. Our customer base consists of thousands of insulation and building contractors of all sizes serving a wide variety of residential and commercial/industrial customers, gutter contractors, weatherization contractors, other contractors, dealers, metal building erectors, and modular home builders.

For further information on our segments, see Item 8. Financial Statements and Supplementary Data – Note 8. Segment Information.

Demand for Our Products and Services

Demand for our insulation and commercial roofing services and other building products distribution is driven by new single-family residential and multi-family home construction, commercial/industrial construction, residential remodel and repair activity, commercial/industrial maintenance and repair, and the growing need for more energy efficient homes, commercial structures, and industrial buildings. The minimum amount of insulation installed in a new home or commercial project is regulated by various building and energy codes. Our leadership position in both insulation and specialty distribution allows us to reach a broader set of customers more effectively.  We recognize that competition for the installation and sale of insulation and other building products occurs in localized geographic markets across the U.S. and Canada, and, as such, our operating model is based on empowering our geographically diverse branches that develop and maintain local customer relationships.  At the same time, our dispersed branches benefit from centralized functions such as purchasing, information technology, sales and marketing support, and accounting and finance.

Competitive Advantages

The market for the distribution and installation of building materials including commercial roofing is highly fragmented and competitive.  Barriers to entry for local competitors are relatively low, primarily in the residential end market, increasing the risk that additional competitors will emerge.  Our ability to maintain our competitive position depends on several factors including our scale, sales channels, diversified product lines, operational capabilities and strong local presence.

Scale.  Within our geographic footprint, we provide products and services to each major construction end market in the U.S. and provide commercial/industrial products in Canada.  Our scale and local market presence combined with our various centralized corporate functions and corporate executive management team, enable us to successfully compete as we:

•	Leverage systems, management, and best practice processes across both our Installation Services and Specialty Distribution businesses;

•	Provide national and regional home builders and commercial/industrial general contractors with broad geographic reach, while maintaining consistent policies and practices that enable reliable, high-quality products and services across many geographies and building sites;

•	Provide designers and installers of mechanical systems for commercial/industrial buildings, technical knowledge and expertise, and value-add fabrication services;

•	Leverage our strong ties to major manufacturers of insulation, commercial roofing and other building products to help ensure we are buying competitively, maintaining our supply to our local branches and distribution centers, and driving efficiencies throughout our supply chain;

•	Provide consistent, customized support and geographic coverage to our customers; and

•	Maintain an operating capacity and variable cost model that allows us to ramp-up rapidly and adjust our business model, without major incremental investment, to target forecasted growth in housing starts and construction activity in each of our end markets throughout the U.S. and Canada.

Two avenues to reach builders and contractors.  We believe that having both installation services and specialty distribution businesses provides many advantages to reaching our customers.  Our Installation Services business customer base includes builders and contractors of all sizes as well as municipalities and school districts.  Our branches go to market with the local brands that regional and custom builders recognize and value, and our national footprint is appealing to large builders who value consistency across a broad geography.  Our Specialty Distribution business focuses on selling to small contractors who generally have strong local relationships with smaller custom builders and general contractors, and to industrial general contractors and facilities requiring customized solutions on a recurring basis.  With our expansion into commercial roofing, we are able to offer full building envelope solutions to large commercial and industrial builders, which we believe provides a unique value to our customers.

Diversified lines of business.  In response to previous housing market downturns and to mitigate the cyclicality of residential new home construction, we expanded and enhanced our ability to serve the commercial/industrial construction markets through targeted acquisitions.  This included expanding our commercial/industrial operations and sales capacity, adding commercial/industrial product offerings, developing relationships with commercial/industrial general contractors, and building our expertise and reputation for quality service for both light and heavy commercial/industrial construction projects. Although commercial/industrial construction is affected by many of the same macroeconomic and local economic factors that drive residential new construction, commercial/industrial construction has historically followed different cycles than residential new construction.

Strong local presence.  Competition for the installation and sale of insulation and other building products to builders occurs in localized geographic markets throughout the U.S. and Canada.  Builders and contractors in each local market have the ability to choose among several insulation and commercial roofing installers and specialty distributors to value their projects, and for local relationships, quality, and timeliness.  Our insulation and building product installation branches are locally branded businesses that are recognized within the communities in which they operate.  Our commercial roofing installation branches have strong relationships with general contractors and service their customers throughout the U.S., wherever new construction or re-roofing and maintenance is needed. For residential housing, our Specialty Distribution centers service primarily local contractors, lumberyards, retail stores and others who, in turn, service local homebuilders and other customers.  For commercial/industrial mechanical insulation, we primarily service mechanical insulation installers, general contractors and end-users across diverse industries such as oil and gas, liquefied natural gas, data centers, food and beverage, and pharmaceuticals and biotech.  In addition, we provide industrial customers with mechanical insulation for maintenance and repair operations which must be performed on a scheduled basis as mechanical insulation is often exposed to extreme temperatures.  Our operating model, in which individual branches and distribution centers maintain local customer relationships, enables us to develop long-tenured relationships with these customers, build local reputations for quality, service and timeliness, and provide specialized products and personalized services tailored to a geographic region or customer.  At the same time, our local operations benefit from centralized functions, such as purchasing, information technology, sales support, and accounting and finance, and the resources and scale efficiencies of an installation and distribution business that has a presence across the U.S. and Canada.

Unique ability to offset decreases in demand for services with our Specialty Distribution business.  During industry downturns many insulation contractors, who buy directly from manufacturers during industry peaks, return to purchasing through distributors for smaller shipments, less than a full truckload. This tends to drive incremental customers to our Specialty Distribution business, which can help offset a decrease in demand for installation services in our Installation Services business during market slowdowns.  We believe that our leadership position in both Installation Services and Specialty Distribution businesses helps to reduce exposure to cyclical swings in our lines of business.  In addition, we’ve increased our exposure to non-cyclical revenue through maintenance and other recurring installation services.

Strong cash flow and favorable working capital fund organic growth.  We are able to take advantage of economies of scale due to the size of our business and combined purchasing power.  We have a strong track record for our ability to reduce fixed costs and quickly adjust our business model to achieve profitability at lower levels of demand.  For further discussion on our cash flows and liquidity, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.

Major Customers

We have a diversified portfolio of customers.  Our top customer accounted for approximately 3.1 percent of our total revenues for the year ended December 31, 2025.  Our top ten customers accounted for approximately 10.6 percent of our total sales in 2025.

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

Human Capital

As a leading installer of insulation and commercial roofing and a specialty distributor of insulation and related building material products to the construction industry in the U.S. and Canada, our performance relies heavily on human capital and relationships with customers and suppliers.  Accordingly, our success depends on our ability to attract, develop, protect, reward and retain our employees.  To support these objectives, we have designed and implemented a human capital management program that fosters a culture of belonging, collaboration, support, and innovation where every voice is welcome, heard, and respected.

Employee Recruiting & Retention

As of December 31, 2025, we had 14,707 total employees (excluding contingent workers), of which 6,744 were insulation installers.  596 of our employees were covered by 40 collective bargaining agreements that expire on various dates through 2029.  We believe that our relationships with our union partners are good.

To attract and retain experienced employees, we offer a supportive and engaging workplace as well as competitive compensation, benefits, and development programs to all our employees.  Our benefits and development programs are designed to meet the needs of a diverse employee workforce and include tuition reimbursement, matching 401(k) contributions, multiple health plan options, career growth and professional development opportunities and tools, and paid time off.

We take proactive steps to find quality sources of construction and distribution labor, and our Friends and Family Referral Program remains a key source for recruiting and retaining insulation installers.  This program has been very successful since its launch in 2020, and in 2025 led to the hiring and retention of 580 insulation installers.  In addition, we hire directly from the local communities in which our branches operate, and we partner with organizations that help source talent with diverse backgrounds, including organizations in support of veterans, refugees, and trade school students and graduates. In 2025, TopBuild was designated a Military Friendly® employer at the Silver award level.

Voluntary turnover across all employee categories in 2025 was 22%, which is an improvement from our 2024 turnover rate of 24.7% . We attribute our ability to retain employees to our company culture, competitive pay and benefits, and providing employees with meaningful work and a sense of belonging and purpose.

Employee Development

To build a pipeline of leadership talent, we recruit internally and externally into our Manager in Training (MIT) program, which is designed to foster the development of participants into leaders across our Company.  The program lasts an average of 16-18 months and participants are supported by our senior leadership team as they are immersed in all aspects of our operations and directly serve and support our customers and suppliers.  Upon completion, successful participants are regularly promoted into branch leadership roles within our Company.  Participants enter the MIT program on a rolling basis, and we ended 2025 with 22 participants in the program.

In 2025, our Leadership Academy continued to grow, with nearly 100 graduates since the program’s inception. The program features two key leadership courses: Foundations of Leadership and Advanced Leadership Principles.  Participants are nominated by the Company’s senior leaders and take part in a 6-month program teaching managerial and leadership skills.  The Leadership Academy aligns with TopBuild’s core values and leadership expectations and is designed to promote both personal and organizational growth.

Workforce Diversification

As of December 31, 2025, our employees self-identified as 43.9% Hispanic, 37.1% White, 7.9% Black, 3.9% Other or Multi Race, and 7.2% Undisclosed.  Our employees represent a higher racial diversification than both the construction industry average and the total U.S. workforce, as reported by the Bureau of Labor Statistics (December 2025).  In addition, our workforce self-identifying as female as of December 31, 2025, was 12.7%, which is higher than the U.S. construction industry female workforce of 12.0% as reported by the Bureau of Labor Statistics (December 2025).  Our corporate leadership team (managers and above) self-identified as approximately 36.5% female, and of all leaders (managers and above) 28.8% identify as non-white or undisclosed.

*Sums to greater than or less than 100% due to multi-racial reporting.

We acknowledge and are committed to respecting and upholding the human rights and dignity of all individuals within our operations.  We have adopted a company-wide Human Rights policy, which is designed to promote a workplace that values and respects the contributions and perspectives of all employees from a variety of backgrounds, skills, and experiences.  Company policies, including the Human Rights Policy, are published in the Sustainability section of our website.

Safety

We prioritize a culture of safety that innovates better and safer ways to work, emphasizes best practices, and rewards ongoing improvement in our safety performance.  We believe our focus on safety is a key differentiator in our industry, and it is an important indicator in how we measure our Company’s success.

To achieve continuous improvement in safety, we provide our employees with ongoing safety training, information, and programs.  Training commences upon employee onboarding and continues with regular sessions delivered throughout the year.  All new hires must complete our standard safety curriculum, and we require a minimum number of annual training hours thereafter.  We provide training sessions in-person, online or on-demand, with specific training assigned by job and work scope.  All safety training programs are available in the employee’s preferred language and attending employees are evaluated for understanding through written, verbal, and skill-based assessments.  During 2025, we assigned each of our employees an average of 14.5 hours of safety training.

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

We closely monitor injury trends and conduct extensive research to better understand and improve our safety performance.  In 2025, our company-wide injury rate was 1.91 and our lost time case rate was 0.76, each of which is significantly below the industry average of 2.9 and 1.2, respectively, as reported by the Bureau of Labor and Statistics for NAICS 23831 (2024).  Our incident rates do not include the impact of acquired companies in the year of acquisition.

Community Involvement

TopBuild remains deeply committed to making a positive impact on the communities where our employees live and work. Through long-standing partnerships and employee-driven initiatives, we support programs that deliver meaningful and lasting improvements in these communities:

Habitat for Humanity: Our 2025 Habitat for Humanity Golf Tournament was our most successful to date, raising a total of $1.0 million.  Since 2016, TopBuild and its supplier partners have contributed nearly $6.0 million to support Habitat for Humanity’s mission of providing families with safe, affordable housing.  In addition to financial donations, our employees donate building materials, volunteer on job sites, and participate in home dedication ceremonies. Together with Habitat, we are helping families build stability and opportunity, one home at a time.

NASCAR Foundation: In 2025, TopBuild served as a primary sponsor of the Foundation’s Speedy Bear Brigade initiative, which delivered 5,000 teddy bears, comfort items, and personalized ‘Get Well Soon’ cards to pediatric patients nationwide, bringing encouragement and comfort during hospital stays.

Payit4ward: Continuing our support of education and youth development, TopBuild remained a Diamond level partner of Payit4ward.  In 2025, we sponsored Payit4ward’s 8th annual summer Back to School Event by donating backpacks and sneakers, and our employees joined community volunteers to fill each backpack with essential school supplies, helping thousands of underserved children begin the school year confident and prepared.

Sophie’s Circle: TopBuild employees helped raise $5,000 in 2025 to support Sophie’s Circle in providing food, shelter, and medical care for animals.

Salvation Army: In 2025, our employees purchased holiday gifts for 75 children during the Salvation Army’s annual Angel Tree campaign, along with providing financial support to help the Salvation Army offer humanitarian aid to individuals and families in need throughout the year.

Employee Engagement

Employee feedback and engagement are critical as we continue to foster a positive work environment and employee experience.  In addition to new-hire and exit surveys, we invite all employees biennially to participate in an engagement survey administered by a third party.  The survey took place in 2025 and 70% of our employees responded, and we are proud that our engagement index score was 85.4% (vs. benchmark of 80%).  This represents positive feedback on questions related to pride in our Company, a sense of accomplishment, and an intent to stay.  We shared the results of our survey with our employees, leadership at all levels and locations, and with our Board of Directors.  While the survey results were positive, we will continue to listen to our employees and prioritize action in areas of improvement identified by the survey respondents.

In 2025, TopBuild was certified as a Great Place to Work® for the third consecutive year.  This two-step certification process includes employee feedback to a third-party survey and a questionnaire about the workforce and culture.  We are proud to report that 82% of our surveyed employees say that TopBuild is a great place to work, as compared to 57% of employees at a typical U.S. based company. (Source: Great Place To Work® 2021 Global Employee Engagement Study.)

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

Executive Officers

Set forth below is information about our executive officers. There are no family relationships among any of the officers named below.

Robert M. Buck, age 56

•	Chief Executive Officer and President since January 1, 2021
•	President and Chief Operating Officer from June 2015 – December 2020
•	Group Vice President of Masco from 2014 – June 2015, responsible for the Installation and Other Services Segment consisting of both Masco Contractor Services and Specialty Distribution
•	President of Masco Contractor Services from 2009 – 2014

Robert M. Kuhns, age 52

•	Vice President and Chief Financial Officer since March 2022
•	Vice President, Controller from July 2018 – March 2022
•	Senior Director, Assistant Corporate Controller of Mohawk Industries, Inc. from July 2015 – July 2018
•	Senior Director, International Finance of Mohawk Industries, Inc. from March 2013 – July 2015

John F. Achille, age 47

•	Vice President and Chief Operating Officer since May 2025
•	Executive Vice President, TruTeam from October 2024 – May 2025
•	Business Leader, Service Partners from March 2024 – October 2024
•	Regional Director, TruTeam from July 2021 – March 2024
•	Various operations management and engineering roles in insulation and construction businesses prior to 2021

Luis F. Machado, age 63

•	Vice President, General Counsel and Corporate Secretary since August 2020
•	Vice President, General Counsel and Secretary of CTS Corporation from 2015 – August 2020
•	Senior Vice President, Legal, and Assistant Secretary of L Brands, Inc. from 2010 – 2015

Jennifer J. Shoffner, age 53

•	Chief Human Resources Officer since August 2020
•	Vice President, Talent Management from February 2020 – August 2020
•	Vice President, Human Resources of Liberty Hardware, a Masco Company, from 2006 – 2011 and 2013 – January 2020

Joseph M. Viselli, age 58

•	Vice President and Chief Growth Officer since October 2024
•	Vice President and Chief Operating Officer from October 2022 – October 2024
•	Senior Vice President and General Manager of Distribution International from June 2020 – October 2022
•	Senior Vice President and General Manager of Silvercote from June 2019 – October 2022
•	General Manager of Silvercote and Senior Vice President of Knauf Insulation from February 2017 – June 2019

Steven P. Raia, age 70

•	President, TopBuild Special Operations and Executive Adviser since January 2024
•	President, TruTeam Operations from March 2019 – January 2024
•	Senior Vice President of Operations, from November 2015 – March 2019
•	Various operations management and roles in insulation businesses prior to 2015

Legislation and Regulation

We are subject to various federal, state, provincial, and local laws and regulations, particularly those pertaining to health and safety (including protection of employees and consumers), labor standards/regulations, building codes, contractor licensing, environmental matters, data privacy, and cybersecurity.  In addition to complying with current requirements and preparing for upcoming requirements, even more stringent requirements could be imposed on our industries by government authorities.  Additionally, some of our products and services require certification by industry or other organizations. Maintaining compliance with potentially changing legal requirements and industry standards may require us to alter our specialty distribution and installation processes and our sourcing, which could adversely impact our business.  Further, as discussed in our Item 1A (Risk Factors), if we do not effectively and timely comply with legal requirements and industry standards, our operating results could be negatively affected, and we could become subject to substantial penalties or other legal liabilities.

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

Item 1A. RISK FACTORS

Our business is subject to various risks and uncertainties which could materially affect our business, results of operations, and future prospects and cause our actual results to differ from past performance or expected results. We urge investors to carefully consider the risk factors described below in evaluating the information contained in this Annual Report.

Risks Which May Be Material to Our Business

Risks Relating to Products, Services, and Supply Chain

Supply chain disruptions may adversely impact our business.

Disruptions in our supply chain may adversely impact our business. We rely on the timely delivery of products and materials from our suppliers to meet customer demand and maintain efficient operations. Any interruption, delay, or shortage in the supply chain could result in increased costs, hinder our ability to fulfill orders or complete projects, and negatively affect our financial performance. Our recent acquisitions have expanded our product and services offerings, increasing our exposure to supply chain risks.

We are dependent on third-party suppliers and manufacturers to provide us with an adequate supply of high-quality products, and the loss of a large supplier or manufacturer could negatively affect our operating results.

If our suppliers are unable to provide an adequate supply of high-quality products on commercially reasonable terms, or fail to comply with applicable legal requirements, our financial condition and operating results could be materially and adversely affected. We generally maintain favorable relationships with our suppliers; however, the fiberglass insulation industry has historically experienced periods of both shortage and significant oversupply during various housing market cycles. Such volatility has resulted in fluctuations in prices and allocations of supply, which have impacted our operating results. Notably, supply allocations for fiberglass insulation have persisted for considerable periods in the recent past. While we are not dependent on a single source of supply, we procure the majority of our building products—principally insulation and roofing materials—from a limited number of large suppliers. Accordingly, the loss of a significant supplier, or a material reduction in the availability of products or components from our suppliers for any reason, could materially disrupt our business and have an adverse effect on our operating results.

Our profit margins could decrease due to changes in the costs of the products we install and/or distribute.

The principal building products that we install and distribute have been subject to price changes in the past, some of which have been significant.  Our results of operations for individual quarters can be affected by a delay between the time product or material cost increases are implemented and the time we are able to increase prices for our Installation Services or Specialty Distribution services, if at all.  Our supplier purchase prices may depend on our purchasing volume or other arrangements with any given supplier. While we have been able to achieve cost savings through volume purchasing or other arrangements with suppliers in the past, we may not be able to consistently continue to receive advantageous pricing for the products we distribute and install.  If we are unable to maintain purchase pricing consistent with prior periods or are unable to pass on price increases, our costs could increase and our margins may be adversely affected.

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

Our business depends on high-quality products from manufacturers and other suppliers, and issues with the quality or performance of such products could negatively impact our business. While we are generally indemnified by our manufacturers and suppliers for claims relating to the quality of their products, our business could be negatively impacted by product quality or performance issues, including exposure to warranty claims, legal claims, and regulatory proceedings and damage to our reputation.

We may not be able to identify new products or new product lines and integrate them into our specialty distribution or installation network, which may impact our ability to compete.

Our business depends, in part, on our ability to identify future products and product lines that complement existing products and product lines and that respond to our customers’ needs. We may not be able to compete effectively if our product offerings do not evolve along with trends in the markets in which we compete, or the introduction of new products or technologies, which could cause us to lose market share to competitors and negatively impact our business, operating results, financial condition, and cash flows.

Our expansion into new markets may present distribution, installation, regulatory, and competitive challenges that differ from current ones.

Our expansion into new markets, product lines, or services may present a range of distribution, installation, regulatory, and competitive challenges, potentially diverting management’s attention from our core business. Entering new geographic regions or market segments often involves navigating unfamiliar competitive landscapes, varying customer preferences, and complex regulatory requirements. Additionally, if we are unable to effectively integrate new product lines and services into our specialty distribution or installation network, we may struggle to compete with established local or regional businesses, limiting our sales growth, profitability, and ability to manage and expand both our core and new operations.

Risks Relating to Events Beyond Our Control

A decline in general economic conditions could materially reduce demand for our services or the products that we distribute.

Demand for our products and services is closely tied to the operational activities of our customers and the economic factors that influence them, such as prevailing general economic conditions, the financing environment, and interest rates. When the economy enters a recession or experiences a downturn, our customers are likely to significantly reduce their construction and industrial projects in response to decreased consumer demand, which leads directly to a reduced need for our services and the products we distribute. Additionally, periods when interest rates remain elevated - or are expected or perceived to remain high - can suppress demand within the housing and construction markets we serve and may negatively affect our stock price. Economic and credit market volatility, along with sustained higher interest rates, can make it increasingly difficult for our customers to forecast and plan their business activities. As a result, they may reduce the frequency or volume of their orders for our products and services compared to their typical purchasing patterns. Our business could face significant negative impacts in the event of an economic recession, a slowdown in economic growth, changes in interest rates, or other economic factors that adversely affect the affordability of residential housing or commercial construction projects. While our strategic diversification into more stable, non-cyclical re-roofing and maintenance services helps offset some of these risks, demand for commercial roofing services remains susceptible to these economic influences and could be adversely affected by any of the referenced conditions.

Weather and Seasonal Disruptions may affect our business.

Our operations are sensitive to weather conditions. Adverse events such as hurricanes, snowstorms, and extreme heat can delay or suspend roofing and insulation projects, impact material integrity, and increase costs. Seasonal fluctuations also affect revenue predictability and workforce utilization, particularly in northern regions of our geographic footprint.

An epidemic, pandemic, or similar serious public health issue (such as COVID-19), and the measures undertaken by government authorities to address it, may cause business and market disruptions, impacting demand for our services or the products we distribute, our ability to provide services, or our results of operations or financial condition.

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

We operate primarily in North America but also supply projects in other parts of the world and have suppliers and customers that have operations outside of North America. Our business is subject to risks arising from economic, political, and social conditions and events in any of these regions, such as recessions, inflation, deflation, currency fluctuations, trade disputes, wars, terrorist attacks, pandemics, natural disasters, and other crises. These conditions and events may affect the demand for our services and products, the availability and cost of materials and labor, the financial condition and creditworthiness of our customers and suppliers, the stability and regulation of financial markets, the ability to raise capital, the enforcement of contractual obligations, the protection of intellectual property rights, and the conduct of business operations. Any of these factors could have a material adverse effect on our business, results of operations, and financial condition.

Risks Relating to Human Capital

Labor Availability and Workforce Challenges

The insulation installation and commercial roofing industries face persistent labor shortages, particularly in skilled trades. TopBuild’s ability to recruit and retain qualified tradespeople and laborers is critical to maintaining project timelines and service quality. An aging workforce, limited vocational training pipelines, and other constraints on labor availability further exacerbate these challenges, potentially increasing labor costs and reducing productivity across our branch network. Increased immigration enforcement actions, including audits, workplace raids, and enhanced verification requirements, may pose risks to our business operations. Heightened enforcement efforts can result in labor shortages if employees are found to be ineligible for employment or if potential candidates are deterred from seeking work. Such actions may also lead to reputational harm, increased compliance costs, and potential fines or penalties should any violations be identified. Moreover, evolving federal, state, and local immigration policies and enforcement priorities could disrupt our workforce availability and operational continuity, potentially having a material adverse effect on our business, financial condition, and results of operations.

The long-term performance of our businesses relies on our ability to attract, develop, and retain talented personnel while controlling our labor costs.

We are highly dependent on the skills and experience of our senior management team and other skilled and experienced personnel. The failure to attract and retain key employees could negatively affect our competitive position and operating results.

Our business performance is significantly influenced by the effectiveness of our branch managers and sales personnel, including those from recently acquired businesses. The ability to manage labor costs and attract qualified workers is affected by various external factors, such as prevailing wage rates, overall labor market conditions, demand for our services, and changes in legislation or regulations related to wages, hours, labor relations, immigration, healthcare benefits, and insurance costs. We face substantial competition in recruiting and retaining skilled installers, roofers, truck drivers, warehouse workers, and other laborers, particularly given current labor market constraints. To support job satisfaction and performance, we dedicate considerable resources to training and motivating our workforce. However, these roles tend to experience high turnover, which increases our training and retention expenses. If we are unable to hire qualified personnel on competitive terms, we may not be able to satisfy customer demand, which could negatively affect our business, financial condition, and operating results.

Changes in employment and immigration laws and regulations may adversely affect our business.

Our operations are subject to numerous federal and state labor laws and regulations that govern our relationship with employees and directly affect operating costs. These include requirements related to employee classification for overtime, workers’ compensation, immigration status, health benefits, tax reporting, payroll taxes, wage and benefit standards, and enforcement of non-competition agreements. Changes in wage and hour laws, minimum wage, overtime pay, unemployment tax rates, workers’ compensation rates, citizenship requirements, and vaccination or testing mandates in response to health concerns may significantly increase our operating costs. Substantial government-imposed increases in these areas could materially and adversely affect our business, financial condition, and results of operations.

Additionally, evolving federal and state immigration laws and enforcement programs may increase our compliance obligations, complicate the hiring process, or cause labor shortages, leading to higher costs and reduced availability of potential employees. While we verify employment eligibility for all employees—including participation in the “E-Verify” program where required—these measures do not guarantee the identification of all unauthorized workers. The presence of unauthorized employees may expose us to fines, penalties, adverse publicity, and increased difficulty in hiring and retaining qualified personnel, potentially disrupting our operations. Furthermore, changes to immigration laws affecting other construction trades could lengthen the construction cycle or intensify competition for labor, which may have a material adverse impact on our business, financial condition, and results of operations.

Union organizing activity and work stoppages could delay or reduce the availability of products that we install and increase our costs.

As of December 31, 2025, 596 of our employees were covered by 40 collective bargaining agreements that expire on various dates through 2029. Our inability to successfully negotiate collective bargaining agreements may lead to strikes or other work stoppages, and the terms of new agreements could increase our operating costs. Any such labor disruptions, or the unionization of additional employee groups, could result in operational interruptions and higher labor expenses. These risks could be heightened if future legislation or regulations facilitate unionization among our workforce. Additionally, some of our suppliers employ unionized workers, and certain products we install or distribute are transported by unionized drivers. Strikes, work stoppages, or slowdowns affecting these suppliers or transportation providers could lead to delays or interruptions in the manufacturing or delivery of products we rely on, thereby reducing product availability and increasing our costs.

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

Our ability to successfully implement our business plan and achieve targeted financial results is dependent on our ability to successfully integrate acquired businesses.  The process of integrating acquired businesses, may expose us to operational challenges and risks, including, but not limited to:

•	the ability to profitably manage acquired businesses or successfully integrate the acquired business’ operations, financial reporting, and accounting control systems into our business;
•	the expense of integrating acquired businesses;
•	increased indebtedness;
•	the loss of employees, suppliers, customers or other significant business partners of acquired businesses;
•	potential impairment of goodwill and other intangible assets;
•	risks associated with the internal controls and accounting policies of acquired businesses;
•	diversion of management’s attention due to the increase in the size of our business;
•	the ability to fund cash flow shortages that may occur if anticipated revenue is not realized or is delayed, whether by general economic or market conditions, or unforeseen internal or external difficulties;
•	the availability of funding sufficient to meet increased capital needs;
•	difficulties in the assimilation of different corporate cultures and business practices;
•	the inability to retain vital employees or hire qualified personnel required for expanded operations;
•	failure to identify all known and contingent liabilities during due diligence investigations; and
•	the insufficiency of indemnification granted to us by sellers of acquired companies.

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

We may not be able to achieve the benefits that we expect to realize as a result of acquisitions.  Failure to achieve such benefits could have an adverse effect on our financial condition and results of operations.

We may not be able to realize anticipated cost savings, revenue enhancements, or other synergies from acquisitions, either in the amount or within the time frame that we expect.  In addition, the costs of achieving these benefits may be higher than, and the timing may differ from, what we expect.  Our ability to realize anticipated cost savings, synergies, and revenue enhancements may be affected by a number of factors, including, but not limited to, the following:

•	the use of more cash or other financial resources on integration and implementation activities than we expect;
•	unanticipated increases in expenses unrelated to any acquisition, which may offset the expected cost savings and other synergies;
•	our inability to eliminate duplicative back office overhead and redundant selling, general, and administrative functions; and
•	our inability to avoid labor disruptions in connection with the integration of any acquisition, particularly in connection with any headcount reduction

While we expect acquisitions to create opportunities to reduce our combined operating costs, these cost savings reflect estimates and assumptions made by our management, and it is possible that our actual results will not reflect these estimates and assumptions within our anticipated timeframe or at all.

If we fail to realize anticipated cost savings, synergies, or revenue enhancements, our financial results may be adversely affected, and we may not generate the cash flow from operations that we anticipate.

Risks Relating to Legal and Regulatory Matters

We operate our business through highly dispersed locations, and as a result our operations may be materially adversely affected by inconsistent local practices, and the operating results of individual branches and centers may vary.

We conduct our operations through a network of widely dispersed locations across the United States and Canada, with executive oversight and centralized services provided by our Branch Support Center in Daytona Beach, Florida. Local branch management is responsible for day-to-day operations and compliance with applicable local laws. Due to our operating structure, coordinating procedures consistently across all locations can be challenging. Additionally, our installation branches and distribution facilities often require substantial oversight and support from headquarters to facilitate their growth. If our corporate strategies and policies are not implemented uniformly at the local or regional level, our business, financial condition, results of operations, and cash flows could be materially and adversely affected.

Litigation and Liability Exposure

Our business faces substantial liability exposure due to the nature and breadth of our operations, which include roofing and insulation installation, commercial projects, and a network of widely dispersed branches across the United States and Canada. We are subject to a wide array of claims and litigation, including contract disputes, automobile liability and personal injury claims, warranty and construction defect claims, environmental and employment-related matters, tax disputes, claims related to product quality from third-party suppliers, and other proceedings, including class actions. Risks are heightened by job-related hazards, recent acquisitions, and contractual arrangements to indemnify builder and contractor customers. Liability can also arise from periods prior to acquisition, with indemnification from former owners, subject to limitations. Defending these claims may require significant resources, incur substantial legal expenses, and result in adverse judgments or insurance premium increases, all of which can materially impact our financial condition and operating results. While we maintain insurance coverage for certain risks, coverage may be insufficient or, in some cases, not obtained if costs are excessive. We utilize an insurance captive to manage specific exposures, but unforeseen liabilities and inadequate reserves remain ongoing risks.

Claims and litigation could be costly.

From time to time, we are involved in various claims, litigation matters, and regulatory proceedings arising in the ordinary course of business, which may have a material adverse effect on us. These matters include, but are not limited to, contract disputes, personal injury and automobile liability claims, warranty and construction defect claims, environmental and employment-related claims, tax disputes, product quality issues from suppliers, and class actions. We also face potential claims related to job hazards and may be subject to liabilities from acquisitions for periods prior to ownership, with indemnification rights from former owners potentially limited by acquisition agreements and their financial capacity. Our builder and contractor customers may seek indemnification under contractual arrangements for product liability, casualty, negligence, construction defect, breach of contract, and warranty claims. Because we rely on third-party manufacturers and suppliers for most installed and distributed products, we are exposed to risks regarding product quality, as well as potential claims arising from the actions of employees, homebuilders, and subcontractors. Defending such claims and legal proceedings can be costly and time-consuming, regardless of fault or outcome, and prolonged statutes of limitations for construction defect lawsuits may further increase exposure. These matters can negatively impact customer confidence and divert management attention. While we maintain insurance against certain risks, coverage may not be adequate for all losses or liabilities, and we may elect not to insure against certain risks if costs are excessive. Uninsured or underinsured significant accidents, judgments, or claims could materially and adversely affect our business, financial condition, and results of operations.

Use of Insurance Captive to Manage Risk

We utilize a wholly owned insurance captive to manage certain operational risks, including general liability, employer’s liability, automobile liability, and other insurable exposures. The use of this captive affords us enhanced control over claims management and potential cost efficiencies; however, it also subjects us to material financial and operational risks. The captive operates under regulatory oversight and is required to maintain adequate reserves to satisfy potential claims. Should actual claims surpass anticipated levels, or should reserve estimates prove inadequate, we may be compelled to contribute additional capital to the captive, which could adversely affect our liquidity and financial position. Additionally, changes in insurance regulations or tax laws applicable to captives may affect the viability or cost-effectiveness of this risk management approach. Our reliance on the captive centralizes risk within a single entity, and any operational failure—such as mismanagement of claims or insufficient reinsurance coverage—could result in significant financial exposure. Further, adverse trends in the insurance market, including increased claim severity, may impair the captive’s effectiveness in mitigating risk. While we believe the captive is properly structured and capitalized, there can be no assurance that it will continue to perform as intended or that it will be adequate to address all potential liabilities arising from our operations throughout North America.

Compliance with government regulation and industry standards could impact our operating results.

We are subject to national, state, provincial, and local government regulations, particularly those pertaining to health and safety, including protection of employees and consumers, OSHA safety standards, building codes, and employment laws (including immigration and wage and hour regulations), contractor licensing, data privacy, cybersecurity, and climate and environmental laws and regulations.  In addition to complying with current requirements, even more stringent requirements could be imposed in the future by the Securities and Exchange Commission and other government authorities, or by the states and provinces in which we operate.  Compliance with these regulations and industry standards is costly and may require us to invest additional resources into our compliance infrastructure, thereby increasing our cost structure.  We may also be required to alter our installation and distribution processes, product sourcing, or business practices, which could make recruiting and retaining labor in a tight labor market more challenging.   If we do not effectively and timely comply with such regulations and industry standards, our results of operations could be negatively affected, and we could become subject to substantial penalties or other legal liabilities.

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

Changes in building codes and consumer preferences could affect our ability to market our service offerings and our profitability, and our business, results of operations, financial condition, and cash flow could be adversely affected.

Our business segments are affected by building codes and shifts in consumer preferences, particularly those emphasizing energy efficiency. Our competitive position is supported, in part, by our capacity to adapt to evolving customer demands and regulatory standards. However, if our installation and distribution services, as well as our expertise in building sciences, do not sufficiently or promptly adjust to such changes, we may lose market share to competitors, which could negatively impact our business, operating results, financial condition, and cash flows. Additionally, our future growth opportunities may be limited if customer preferences and building codes do not continue to trend toward more energy-efficient solutions, which generally drive increased demand for our offerings.

Risks Relating to the Industries in Which We Operate

Our business relies on residential new construction, commercial construction, and industrial manufacturing activity, and to a lesser extent on residential and commercial repair/remodel, all of which are cyclical.

Demand for our services is inherently cyclical and is highly sensitive to both broad macroeconomic and local economic conditions, many of which are beyond our control. Factors such as consumer confidence, changes in home prices, levels of unemployment and underemployment, trends in income and wage growth, student loan debt burdens, rates of household formation, limitations on mortgage tax deductions, the age and quantity of existing housing stock, as well as the availability and interest rates of home equity loans and mortgages, all influence consumer discretionary spending on residential new construction and repair/remodel activities. Similarly, the commercial and industrial construction markets are impacted by a range of macroeconomic and local factors, including general economic trends, financing costs, credit availability, material pricing, labor rates, vacancy and absorption rates, manufacturing capacity and demand, technological developments, the competitive landscape (both foreign and domestic), zoning and building code regulations, and import/export activity. Any changes in, or uncertainty regarding, these or similar factors may adversely affect our operating results and financial position.

We face significant competition, and increased competitive pressure may adversely affect our business, financial condition, results of operations and cash flows.

The specialty distribution and installation market for building products and materials is highly fragmented and intensely competitive, with relatively low barriers to entry. Our Installation Services segment competes with national, regional, and local contractors, often facing many or all of these competitors on each project for which we submit a bid. In our Specialty Distribution segment, we compete with numerous specialty insulation distributors operating at the national, regional, and local levels, as well as broad-line distributors offering similar products. In certain instances, our Specialty Distribution business supplies products to companies that may also compete directly with our installation services. Additionally, we face competition from broad-line building products distributors, big box retailers, insulation manufacturers, and mechanical insulation fabricators. Beyond pricing, competition in our industry is largely driven by established customer relationships, quality of customer service, and the reliability and timeliness of both installation and product delivery in each local market. Furthermore, if increased demand results in higher prices for the products we sell and install, the fragmented and competitive nature of our industry may limit our ability to pass along these price increases to customers in a timely manner, or at all.

Our business is seasonal and is susceptible to adverse weather conditions and natural disasters.  We also may be adversely affected by any natural or man-made disruptions to our facilities.

Our Installation Services segment and building insulation sales within our Specialty Distribution segment typically experience higher sales volumes during the second and third calendar quarters, which align with the peak periods for residential new construction and residential repair and remodel activities. Conversely, sales generally decline during the winter months due to reduced construction activity. Historically, there has been a lag of several months between housing starts and the installation of insulation. Our business may also be negatively impacted by hurricanes, severe storms, earthquakes, droughts, floods, fires, or other natural disasters occurring in the geographic regions where we operate. In addition, any significant disruption to our facilities resulting from a natural disaster, act of terrorism, or other causes could materially impair our ability to provide installation and distribution services to our customers.

We are subject to competitive pricing pressure from our customers.

Residential homebuilders historically have exerted significant pressure on their outside suppliers to keep prices low in the highly fragmented building products and materials supply and services industry. Similarly, contractors serving the construction industry and industrial customers exert pressure on our Specialty Distribution pricing. Further, consolidation among homebuilders and changes in homebuilders’ and contractors’ purchasing policies or payment practices could result in additional pricing pressure. In addition, our commercial roofing installation business is subject to significant pricing pressure from customers, as contractors and industrial clients often demand competitive rates in a highly fragmented market, which can limit our ability to pass on cost increases and may adversely affect our margins and operating results.

Insurance and Bonding Constraints

We maintain a variety of insurance policies and surety bonds, as well as an insurance captive, as part of our risk management strategy to mitigate operational, financial, and legal exposures inherent in our business. Our insurance captive is designed to provide supplemental coverage and manage certain risks that may not be adequately addressed by traditional insurance markets. Despite these measures, we remain subject to significant risks related to insurance and bonding. An increase in claims activity, whether due to adverse events, litigation, or other factors, may result in higher premiums, increased deductibles, reduced coverage limits, or exclusions for specific risks, for both externally placed policies and those managed through our captive. Additionally, changes in the insurance marketplace, such as tightening underwriting standards or reduced insurer capacity, could make it more difficult or costly for us to renew existing policies or obtain coverage for new or emerging risks. Our ability to secure surety bonds—which are essential for bidding on and executing large-scale commercial and industrial projects—may be adversely affected by changes in our financial position, claims history, or shifts in the bonding market. If we are unable to maintain adequate coverage through a combination of commercial insurance, captive insurance, and required bonding, we could be exposed to significant financial losses, contract penalties, or be precluded from participating in certain projects. Given our broad geographic footprint and diverse range of services, these insurance and bonding risks are heightened, and any material reduction in coverage, or inability to obtain sufficient bonding, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Risks Relating to Our Operations Outside of the United States

We face risks relating to our operations outside of the United States.

Some of our operations take place outside the United States. This exposes us to a variety of risks that could have a significant negative impact on our financial condition and operating results. Our international activities are subject to inherent challenges, including: political and economic instability, government-imposed controls or expropriation, shifts in regulations, export rules and trade restrictions, limitations on repatriating earnings, currency controls, exchange rate fluctuations, higher duties, tariffs, and taxes, inflation or deflation, difficulty collecting payments and longer payment cycles, changing labor conditions, staffing challenges, complexities in overseeing foreign operations, limited insurance coverage for geopolitical or operational risks, natural disasters, and communication barriers between management and our international teams. We also encounter different legal standards abroad, including those governing intellectual property, data privacy, health and safety, and construction practices. Additionally, these factors may place us at a disadvantage when competing with local businesses in foreign markets.

FCPA Risk

We are subject to risks related to compliance with the Foreign Corrupt Practices Act (“FCPA”) and other applicable anti-bribery and anti-corruption laws and similar legislation in jurisdictions where we operate. These laws generally prohibit companies and their affiliates from offering, authorizing, or providing anything of value to government officials or other parties in order to improperly obtain or retain business or secure an improper advantage. Our Code of Business Ethics requires strict adherence to all relevant anti-bribery and anti-corruption regulations. Nevertheless, we cannot guarantee that our internal controls, compliance programs, and procedures will be effective at all times in preventing violations by our employees, agents, or third-party representatives. Any actual or alleged violation of the FCPA or similar anti-bribery laws—whether resulting from our actions or those of others acting on our behalf—may subject us to criminal or civil investigations, significant fines, penalties, reputational harm, or other sanctions. Such outcomes could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

Our business operations rely on information technology systems, including those managed by third-party vendors outside of our direct control, to process customer orders, coordinate installation and specialty distribution activities, and manage invoicing and related functions. Any disruption or malfunction in these systems could result in delays in order receipt, supplier communications, production scheduling, service delivery, shipments, billing, or collections. A significant failure of our information technology infrastructure, or that of key customers and suppliers, could adversely affect our revenues, harm our reputation, and subject us to legal liabilities and substantial costs associated with remediation and addressing related operational or security concerns. Furthermore, delays or challenges in integrating acquired companies into our information technology and cybersecurity platforms may heighten our exposure to cyber threats, including data breaches, operational interruptions, and compliance risks, any of which could materially and adversely impact our business, financial condition, and results of operations.

In the event of a cyber incident, we could experience operational interruptions, incur substantial additional costs, become subject to legal or regulatory proceedings or suffer damage to our reputation.

In addition to possible disruptions from interruptions in our information technology systems, we face risks from cyber threats and targeted cyberattacks. Although we have implemented security policies, procedures, and defenses to help detect and protect against unauthorized access, misappropriation, or corruption of our systems and potential operational disruptions, these measures may not always be effective. Our information technology systems could be compromised, damaged, or rendered inoperable by unauthorized access, malicious software, computer viruses, undetected intrusions, hardware failures, or other unforeseen events. In such cases, our disaster recovery plans may not adequately restore operations. A successful breach or intrusion could result in business interruptions, loss or exposure of confidential information, data corruption, reputational harm, legal or regulatory actions, and increased costs, any of which could negatively affect our financial condition, results of operations, and cash flows. We regularly monitor and test our information technology systems to identify and address potential threats; however, there is no assurance that these efforts will prevent a security breach that could adversely impact our business. Additionally, our business could be harmed if significant customers or suppliers experience similar events that disrupt their operations or damage their reputations.

Risks Relating to Liquidity and Our Ability to Finance Our Operations

If we are required to take significant non-cash charges, our financial resources could be reduced, and our financial flexibility may be negatively affected.

We carry substantial amounts of goodwill and other intangible assets on our balance sheet, primarily resulting from business combinations. The valuation of these assets is largely determined by our expectations regarding the future performance of our operations. Changes in anticipated growth within residential new construction, commercial and industrial construction, residential repair and remodeling, commercial roofing or re-roofing, and the utilization of industrial facilities could require us to recognize non-cash, pretax impairment charges related to goodwill, other indefinite-lived intangible assets, or other long-lived assets. Should impairments occur to the value of our goodwill, intangible assets, or long-lived assets, our earnings and shareholders’ equity would be negatively impacted, which may also affect our ability to raise capital in the future.

We may have future capital needs and may not be able to obtain additional financing on acceptable terms.

Our capital needs will be influenced by a variety of factors, such as trends within our industry and markets, our success in completing business combinations, and the expansion of our current operations. To support our growth and execute our business strategy, we expect that additional funding may be necessary. However, economic and credit market conditions, the overall performance of the construction industry, our financial results, and other factors—many of which are outside our control—could restrict our access to financing. Our ability to obtain additional financing and meet our financial obligations will depend on our operating results, the availability of credit, the state of the economy, and other business and financial factors. If financing is available, the terms may not be favorable and could be affected by changes in interest rates and capital market conditions. Without sufficient capital, we may be unable to fully carry out our business strategy, which could negatively impact our operations, results, and financial condition.

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

Our existing term loan, revolving credit facility and the indentures governing our senior notes limit, and any future credit facility or other indebtedness we enter into may limit our ability to, among other things:

•	incur or guarantee additional debt;
•	make distributions or dividends on, or redeem or repurchase shares of our common stock;
•	make certain investments, acquisitions, or otherwise restrict payments;
•	incur certain liens or permit them to exist;
•	acquire, merge, or consolidate with another company; and
•	transfer, sell, or otherwise dispose of substantially all, or a material portion of our assets.

Our revolving credit facility contains, and any future credit facility or other debt instrument we may enter into will also likely contain, covenants requiring us to maintain certain financial ratios and meet certain tests, such as an interest coverage ratio and a leverage ratio. Our ability to comply with those financial ratios and tests can be affected by events beyond our control, and we may not be able to comply with those ratios and tests when required to do so under the applicable debt instruments. For additional information regarding our outstanding debt see Item 8. Financial Statements and Supplementary Data – Note 6. Long-Term Debt.

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

We are subject to extensive tax liabilities imposed by multiple jurisdictions including income taxes, payroll taxes, franchise taxes, withholding taxes, ad valorem taxes, and indirect taxes which include excise and duty, sales and use, and gross receipts taxes. New tax laws and regulations, and changes in existing tax laws and regulations, are continuously being enacted or proposed which could result in increased expenditures for tax liabilities in the future.  Many of these liabilities are subject to periodic audits by the respective taxing authority. Subsequent changes to our tax liabilities as a result of these audits may subject us to interest and penalties.

Risks Relating to Our Common Stock

The price of our common stock may fluctuate substantially, and the value of your investment may decline.

The market price of our common stock could fluctuate significantly due to any number of factors, many of which are beyond our control, including:

•	fluctuations in our quarterly or annual earnings results, or those of other companies in our industries;
•	failures of our operating results to meet our published guidance, the estimates of securities analysts or the expectations of our shareholders, or changes by securities analysts in their estimates of our future earnings;
•	announcements by us or our customers, suppliers, or competitors;
•	changes in laws or regulations which adversely affect our industry or us;
•	changes in accounting standards, policies, guidance, interpretations, or principles;
•	general economic, industry, and stock market conditions;
•	future sales of our common stock by our shareholders;
•	future issuances of our common stock by us; and
•	other factors described in these “Risk Factors” and elsewhere in this Annual Report.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 1C.  CYBER RISK MANAGEMENT, STRATEGY AND GOVERNANCE

Cyber Risk Management Program

We recognize the importance of maintaining the integrity of our information technology systems and safeguarding the confidential business and personal information we receive and store about our employees, customers and suppliers.  We have a cyber risk management program in place to identify, assess, and manage risks from cyber threats.  Our cyber risk management program is structured to implement industry best practices throughout our operations and functions, including threat monitoring and analysis, vulnerability assessments, and management of third-party cyber risks. The program also encompasses detection and response to cyberattacks and data breaches, crisis preparedness, incident response planning, business continuity and disaster recovery, as well as ongoing investments in cybersecurity infrastructure and program enhancements.  Among the key features of our program are:

•	Ongoing engagement of consultants, advisors, service providers, and other third parties to help test, develop, and advise on the management of our cyber risk program;
•	Periodic independent, third-party reviews of our program and its maturity based on the National Institute of Standards and Technology (NIST) cybersecurity framework;
•	Strategic engagements of consulting firms and legal advisors to advise the Board and our executive officers regarding the structure and oversight of our cyber risk management program, cyber strategy framework evolution, risk-based assessments, and cyber technology;
•	Consulting with external advisors and specialists on specific projects regarding opportunities and enhancements to strengthen our cyber practices and policies on an as needed basis;
•	Periodic review of SOC1 and SOC2 external audit reports submitted by our strategic third-party technology suppliers;
•	Ongoing cybersecurity training for employees coupled with periodic vulnerability testing; and
•	Periodic testing of incident response procedures.

Our cyber risk management program includes technology and processes designed to maintain active security of our information technology systems.  We have not experienced a material cyber breach in the last three years.  We do not believe that any risks from cyber threats of which we are currently aware, including as a result of any previous cyber incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition.  However, despite our security measures, there is no assurance that we, or the third parties with which we interact, will not experience a cyber incident in the future that will materially affect us.  For additional information regarding the risks to the Company associated with cyber incidents, see “In the event of a cyber incident, we could experience operational interruptions, incur substantial additional costs, become subject to legal or regulatory proceedings or suffer damage to our reputation,” included in Part I, Item 1A (Risk Factors) of this Annual Report.

To help identify and manage cyber risks associated with our use of third-party service providers, we have implemented processes to assess third-party systems which could be compromised in a manner that adversely impacts the Company and our technology systems.  In this regard, we conduct due diligence of significant third-party service providers who have or will have access to our information technology systems and incorporate cybersecurity protections in our engagement contracts with such providers.  In addition, we require such third-party service providers to promptly notify us of any actual or suspected breach impacting our data or operations.  Further, our external auditor reviews our processes designed to control access to our information technology systems as part of its assessment of our internal controls.

Incident Response Procedures

We have a cyber incident response plan in place outlining procedures to follow in the event of a cyber incident.  Under the plan, we established a cross-functional Cyber Response Team (CRT) with expertise in various subject matter areas responsible for initiating and leading our incident response procedures. The CRT is under the direction of our Chief Information Officer and is comprised of our Senior Director of Cybersecurity, Chief Accounting Officer, Assistant General Counsel and Chief Compliance Officer, Senior Manager of Risk and Insurance, and certain other members of management.  The plan provides that our CRT will conduct an impact assessment in the event of a cyber incident that meets pre-established criteria, or which may otherwise impact the operations or finances of the Company.  If any such cyber incident is determined by the CRT to have the potential to materially impact the Company, such event would be elevated for further review and assessment by a senior leadership team consisting of our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, General Counsel and other members of our executive leadership team.  Under certain circumstances, such review and assessment would include reporting to and oversight of the Board.

Governance

Our full Board is responsible for oversight of risks from cyber threats, including our cyber risk management program.  In carrying out its oversight responsibilities, the Board receives regular cybersecurity updates and quarterly scorecard assessments from our Senior Director of Cybersecurity, which cover topics related to information security, privacy and cyber risks, and our risk management processes, including the status of any recent cyber events meeting specified criteria, the emerging threat landscape, and the status of capital investments in our information security infrastructure.

At a management level, our cyber risk management program is led by our Chief Information Officer, who reports to our Chief Executive Officer.  Under our Chief Information Officer’s leadership, the cybersecurity team implements and provides governance and functional oversight for cybersecurity controls and services.  The team’s credentials include Certified Chief Information Security Officer, Certified Information Security Manager and Certified Information Systems Security Professional.

To help identify, assess, and manage risks from cyber threats, we have integrated cyber risk management into our broader, Company-wide enterprise risk management (ERM) evaluation and strategy process, which is led by our executive officers, overseen by the Audit Committee of the Board, and reviewed annually by the full Board.  Our ERM process takes a top-down, enterprise view of material risks impacting our Company, including credit, liquidity, strategy, cyber, and operational risks, and is an ongoing process consisting of risk identification, risk rating, analysis and action plans, reporting, and monitoring.  Employees responsible for assessing identified risks deliver an update quarterly to our senior leadership team, which consists of our Chief Executive Officer, Chief Financial Officer, Chief Information Officer, Chief Operating Officer, General Counsel, Chief Human Resources Officer, Chief Growth Officer, and Vice President of Supply Chain.  Status updates with respect to these risk areas are delivered quarterly by management to the Audit Committee of the Board, and full risk assessment results are presented by management annually to the full Board.

Item 2.  PROPERTIES

We operate in more than 200 Installation Services branch locations and more than 250 Specialty Distribution centers in the United States and Canada, most of which are leased. Our 65,700 square foot Branch Support Center is leased and located at 475 North Williamson Boulevard in Daytona Beach, FL 32114.  This lease expires in June 2029, assuming no exercise of any options set forth in the lease.  We believe that our facilities have sufficient capacity and are adequate for our installation and specialty distribution requirements.

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

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders of our Common Stock.  Our common stock is traded on the NYSE under the symbol “BLD”.  As of February 19, 2026, there were 1,200 holders of our issued and outstanding common stock.

Dividends.  No dividends were paid during the years ended December 31, 2025 and 2024. Our Credit Agreement, in certain circumstances, limits the amount of dividends we may distribute.  We do not anticipate declaring cash dividends to holders of our common stock in the foreseeable future.

Issuer Purchases of Equity Securities. We have $753.9 million remaining under our 2025 Share Repurchase Program. The following table provides information regarding the repurchases of our common stock for the three months ended December 31, 2025, in thousands, except share and per share data:

Period	Total Number of Shares Purchased	Average Price Paid per Common Share (a)	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2025 - October 31, 2025	43,200	$393.60	43,200	$753,902
November 1, 2025 - November 30, 2025	-	-	-	$753,902
December 1, 2025 - December 31, 2025	-	-	-	$753,902
Total	43,200	$393.60	43,200

(a)	These amounts exclude the 1% excise tax mandated by the Inflation Reduction Act on share repurchases.

Excluded from this disclosure are shares repurchased to settle statutory employee tax withholdings related to the vesting of stock awards.

Performance Graph and Table. The following graph and table compare the cumulative total return of our common stock for the five-year period beginning January 1, 2021, through December 31, 2025, with the total cumulative return of the Russell 2000 Index, the Standard & Poor’s 500 Index, and the Standard & Poor’s 1500 Building Products Index. The graph and table assume an initial investment of $100 in our common stock and each of the three indices at the opening of business on January 1, 2021, and reinvestment of dividends.

$ 300
$ 250
$ 200
$ 150
$ 100
$ 50
$ 0
1/1/2021
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
TopBuild Corp.
S&P 500 Index
Russell 2000 Index
S&P 1500 Building Products Index

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
TopBuild Corp.	$100	$150	$85	$203	$169	$227
Standard & Poor's 500 Index	$100	$127	$102	$127	$157	$182
Russell 2000 Index	$100	$114	$89	$103	$113	$126
Standard & Poor's 1500 Building Products Index	$100	$147	$112	$162	$195	$197

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

In this section, we generally discuss the results of our operations for the year ended December 31, 2025, compared to the year ended December 31, 2024. For a discussion of the year ended December 31, 2024, to the year ended December 31, 2023, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 25, 2025, which discussion is hereby incorporated herein by reference.

Executive Summary

We are a leading installer of insulation and commercial roofing and a specialty distributor of insulation and other building products to the construction industry in the United States and Canada.  Demand for our products and services is driven primarily by residential and commercial/industrial construction and by industrial manufacturing activity.  A number of local and national factors influence activity in each of our lines of business, including demographic trends, interest rates, employment levels, business investment, supply and demand for housing, availability of credit, foreclosure rates, consumer confidence, and general economic conditions.

The core of our business is inherently environmentally friendly.  Our insulation and commercial roofing installation services and our distributed products drive thermal efficiency, lower energy usage, and reduce carbon emissions.  We are a leader in delivering these benefits for new and existing homes and commercial/industrial facilities across the United States and Canada.

Strategy

We are committed to creating long-term value for all stakeholders – employees, customers, suppliers, and investors.  Our team is focused on driving operational efficiencies and sharing best practices throughout our organization.  Our core values include:

•	Safety – We put the safety of our people first.
•	Integrity – We deliver results with integrity, respect, and accountability.
•	Focus – We are customer-focused, grounded in strong relationships.
•	Innovation – We are continuously improving and encourage idea sharing.
•	Unity – We are united as one team, valuing diversity.
•	Community – We make a difference in the communities we serve.
•	Empowerment – We are empowered to be our best, individually and as a team.

Our strategy is focused on growth and productivity including:

•	Attracting and retaining top talent by fostering a culture of respect, local empowerment and entrepreneurship;
•	Improving operational excellence by leveraging technology to drive productivity and efficiency; and
•	Driving profitable growth by expanding our market presence organically and through acquisitions.

Our operating results depend on residential new construction activity, commercial construction activity and industrial manufacturing activity, all of which are subject to business and economic cycles.  These cycles have less of an impact on our Specialty Distribution segment due to the repair and replacement component of our mechanical insulation distribution business.  In addition, within our Installation Services segment, our commercial roofing services include re-roofing and maintenance, which are not tied to new construction.  We are also dependent on third-party suppliers and manufacturers providing us with an adequate supply of high-quality products.

Recent Developments

Throughout 2025, the U.S. government  announced tariffs and trade restrictions on certain goods produced outside the United States. As a result, certain jurisdictions, including China, Mexico, Canada, and the European Union, also imposed tariffs and restrictions on certain goods produced in the United States. While we have a limited number of products that we purchase directly or indirectly from jurisdictions exposed to effected or proposed tariffs, such products represent a relatively small portion of our current material spend and we believe the direct impact for our business is minimal. We actively work with our supply base to mitigate the anticipated impact of current applicable tariffs and evaluate pricing actions to the extent we believe necessary or appropriate. The potential direct and indirect impacts of tariffs on the broad economy and, in particular, housing demand, are uncertain and we continue to closely monitor and evaluate the ongoing situation.

Material Trends in Our Business

Residential New Construction

Demand for single-family homes in 2025 weakened throughout the year and continues to be uneven across the country. Multi-family starts have slowly started to improve in certain geographies. We expect our multi-family sales will continue to be slow as we move into 2026.  Multi-family housing units typically require approximately 40% of the insulation that a single-family unit requires.  While the residential end-markets are facing near-term uncertainty due to affordability concerns, interest rates, and overall consumer confidence, we remain optimistic about the longer-term fundamentals due to underbuilding in the United States in prior years.

Commercial and Industrial Construction

Our heavy commercial and industrial backlog is strong, our bidding activity is active, and our acquisitions of Progressive and SPI in 2025 all continue to support our positive view of commercial/industrial sales at our Installation Services and Specialty Distribution segments. We remain optimistic that declining interest rates in the future will continue to unlock projects across many industries. In addition, recurring maintenance and repair work on commercial and industrial sites serves as a continued driver for our business.

Seasonality

Sales across our end markets are typically slower during the winter months due to lower construction activity.

Results of Operations

We report our financial results in conformity with GAAP.

The following table sets forth our net sales, gross profit, operating profit, and margins, as reported in our Consolidated Statements of Operations, in thousands:

	Year Ended December 31,
	2025	2024
Net sales	$5,409,086	$5,329,803
Cost of sales	3,840,089	3,704,885
Cost of sales ratio	71.0%	69.5%

Gross profit	1,568,997	1,624,918
Gross profit margin	29.0%	30.5%

Selling, general, and administrative expense	777,064	738,575
Selling, general, and administrative expense to sales ratio	14.4%	13.9%

Operating profit	791,933	886,343
Operating profit margin	14.6%	16.6%

Other expense, net	(88,350)	(45,555)
Income tax expense	(181,856)	(218,186)
Net income	$521,727	$622,602
Net margin	9.6%	11.7%

Comparison of the Years Ended December 31, 2025 and December 31, 2024

Sales and Operations

Net sales for 2025 increased 1.5 percent, or $79.3 million, to $5.4 billion.  The increase was driven by an 8.8 percent increase in sales from acquisitions, and a 0.8 percent impact from higher selling prices, partially offset by an 8.1 percent decline in volume.

Our gross profit margins were 29.0 percent and 30.5 percent for 2025 and 2024, respectively. The decline in gross profit margin is primarily due to lower sales volume, and customer price pressures on residential products within our distribution business. In addition, we incurred $12.5 million of one-time expenses in connection with our branch consolidations and headcount reductions and $11.4 million amortization of inventory step-up related to purchase accounting. These impacts were partially offset by savings from branch consolidations and headcount reductions.

Selling, general, and administrative expenses as a percentage of sales were 14.4 percent and 13.9 percent for 2025 and 2024, respectively. Increase in the percentage of sales during 2025 is due to incremental selling, general, and administrative expenses from acquisitions, including intangible amortization, and acquisition-related transaction costs.

Operating margins were 14.6 percent and 16.6 percent for 2025 and 2024, respectively. The decrease in operating margins was due to lower sales volume, and customer price pressures on residential products within our distribution business along with $14.5 million of one-time expenses in connection with our branch consolidations and headcount reductions, and $11.4 million amortization of inventory step-up related to purchase accounting for SPI. In addition, we incurred incremental selling, general, and administrative expenses from acquisitions, including amortization, and acquisition-related transaction costs, partially offset by savings from these branch consolidations and headcount reductions.

Other Expense, Net

Other expense, net, increased $42.8 million to $88.4 million in 2025 from $45.6 million in 2024. The increase is primarily driven by higher interest expense of $30.7 million from Amendment No. 5 and issuance of 5.625% Senior Notes, along with $12.6 million lower interest income due to lower average levels of invested cash balances throughout the year.

Income Tax Expense

Our effective tax rate decreased from 26.0 percent in 2024 to 25.8 percent in 2025.  The lower 2025 rate was primarily related to state tax adjustments.

2025 and 2024 Business Segment Results

The following table sets forth our net sales and operating profit information by business segment, in thousands:

	Year Ended December 31,
	2025	2024	Percent Change
Net sales by business segment:
Installation Services	$3,182,853	$3,294,630	(3.4)%
Specialty Distribution	2,523,323	2,340,837	7.8%
Intercompany eliminations	(297,090)	(305,664)
Net sales	$5,409,086	$5,329,803	1.5%

Operating profit by business segment (a):
Installation Services	$589,494	$649,162	(9.2)%
Specialty Distribution	322,966	352,431	(8.4)%
Intercompany eliminations	(53,880)	(49,834)
Operating profit before general corporate expense	858,580	951,759	(9.8)%
General corporate expense, net (b)	(66,647)	(65,416)
Operating profit	$791,933	$886,343	(10.7)%

Operating profit margins:
Installation Services	18.5%	19.7%
Specialty Distribution	12.8%	15.1%
Operating profit margin before general corporate expense	15.9%	17.9%
Operating profit margin	14.6%	16.6%
(a)	Segment operating profit includes an allocation of general corporate expenses attributable to the operating segments which is based on direct benefit or usage (such as salaries of corporate employees who directly support the segment).
(b)	General corporate expense, net includes expenses not specifically attributable to our segments for functions such as corporate human resources, finance and legal, including salaries, benefits, and other related costs. In our second quarter of 2024, we incurred an acquisition termination fee of $23.0 million. See Item 8. Financial Statements and Supplementary Data – Note 8. Segment Information and Note 15. Business Combinations.

2025 and 2024 Business Segment Results Discussion

Changes in operating profit margins in the following business segment results discussion exclude general corporate expense, net in 2025 and 2024, as applicable.

Installation Services

Sales

Sales decreased $111.8 million, or 3.4 percent, in 2025 compared to 2024.  Sales decreased 11.2 percent from lower sales volume, partially offset by an increase of 7.6 percent from our acquisitions and 0.2 percent from higher selling prices.

Operating Results

Operating margins in the Installation Services segment were 18.5 percent and 19.7 percent for 2025 and 2024, respectively.  The decrease in operating margin is primarily due to lower sales volume, higher acquisition-related amortization, and one-time expenses incurred in connection with our branch consolidations and headcount reductions, but was partially offset by the savings generated by the cost reduction actions taken in the first quarter of 2025.

Specialty Distribution

Sales

Sales increased $182.5 million, or 7.8 percent, in 2025 compared to 2024.  Sales increased 9.4 percent from our acquisitions and 1.4 percent from higher selling prices, partially offset by 3.0 percent lower sales volume.

Operating Results

Operating margins in the Specialty Distribution segment were 12.8 percent and 15.1 percent for 2025 and 2024, respectively.  The decrease in operating margin is primarily due to one-time expenses incurred in connection with our branch consolidations, lower sales volume, and price pressures on residential products, but was partially offset by the savings generated by the cost reduction actions taken in the first quarter of 2025. In addition, we incurred $11.4 million amortization of inventory step-up related to purchase accounting in connection with our acquisition of SPI.

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

Liquidity and Capital Resources

We have access to liquidity through our cash from operations and available borrowing capacity under Amendment No. 5, which provides for borrowing and/or standby letter of credit issuances of up to $1.0 billion under the revolving facility. For additional information regarding our outstanding debt and borrowing capacity see Item 8. Financial Statements and Supplementary Data – Note 6. Long-Term Debt.

The following table summarizes our total liquidity, in thousands:

	As of December 31,
	2025	2024
Cash and cash equivalents (a)	$184,742	$400,318

Revolving facility	1,000,000	500,000
Less: standby letters of credit	(66,103)	(63,770)
Availability under Revolving facility	933,897	436,230

Total liquidity	$1,118,639	$836,548
(a)	Our cash and cash equivalents consist of AAA-rated money market funds as well as cash held in our demand deposit accounts.

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

We use performance bonds to ensure completion of our work on certain larger customer contracts that can span multiple accounting periods.  Performance bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed.  We also have bonds outstanding for license and insurance.

The following table summarizes our outstanding performance, licensing, insurance, and other bonds, in thousands:

	As of December 31,
	2025	2024
Outstanding bonds:
Performance bonds	$251,622	$146,479
Licensing, insurance, and other bonds	30,656	28,462
Total bonds	$282,278	$174,941

The acquisition of Progressive in 2025 accounts for $123.2 million of the increase in outstanding bonds as of December 31, 2025 compared to the prior year.

Cash Flows

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the periods indicated, in thousands:

	Year Ended December 31,
	2025	2024
Changes in cash and cash equivalents:
Net cash provided by operating activities	$756,319	$776,026
Net cash used in investing activities	(1,990,441)	(203,523)
Net cash provided by (used in) financing activities	1,016,767	(1,016,272)
Impact of exchange rate changes on cash	1,779	(4,478)
Net decrease in cash and cash equivalents	$(215,576)	$(448,247)

Net cash flows provided by operating activities decreased $19.7 million for the year ended December 31, 2025, as compared to December 31, 2024.  Net income decreased $100.9 million, or 16.2 percent, compared with the prior year period, driven by lower sales volume and acquisition-related expenses.  The decline in net income was partially offset by decreases in working capital accounts, specifically in accounts receivable and inventory, leading to less cash used in operations compared to the prior year.

Net cash used in investing activities was $2.0 billion for the year ended December 31, 2025, primarily comprised of $1.9 billion for acquisitions and $59.4 million for purchases of property and equipment (primarily vehicles, equipment and computer hardware and software).  Net cash used in investing activities was $203.5 million for the year ended December 31, 2024, primarily comprised of $136.8 million for acquisitions and $69.3 million for purchases of property and equipment (primarily vehicles, equipment and computer hardware and software). Those uses were partially offset by $2.6 million of proceeds received from the sale of assets.

Net cash provided by financing activities was $1.0 billion for the year ended December 31, 2025. During the year ended December 31, 2025, we refinanced our Term Loan, drew on our delayed draw term loan, and issued our 5.625% Senior Notes. These activities generated a total of $2.0 billion in long-term debt issuance, offset by repayment of $515.6 million principal, including normal quarterly payments, and one-time payments of $17.4 million in related debt issuance costs. Additionally, we borrowed and repaid $178.0 million on our revolving facility, all within the fourth quarter of 2025. We also used $434.2 million for the repurchase of our common stock, paid $9.4 million of excise taxes on share repurchases, repaid $3.6 million in principal on finance lease obligations, and incurred $3.0 million net cash outflow related to exercise of share-based incentive awards and stock options. Net cash used in financing activities was $1.0 billion for the year ended December 31, 2024. During the year ended December 31, 2024, we used $966.4 million for the repurchase of common stock, $47.0 million for debt repayments, and $2.9 million net activity related to exercise of share-based incentive awards and stock options.

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

Revenue Recognition and Receivables

Revenue is disaggregated between our Installation Services and Specialty Distribution segments.  A reconciliation of disaggregated revenue by segment is included in Item 8. Financial Statements and Supplementary Data – Note 8. Segment Information. We recognize revenue for our Installation Services segment over time as the related performance obligation is satisfied with respect to each particular order within a given customer’s contract. Progress toward complete satisfaction of the performance obligation is measured using a cost-to-cost measure of progress method. The cost input is based on the amount of material installed at that customer’s location and the associated labor costs, as compared to the total expected cost for the particular order. The total expected cost is an estimate in the revenue recognition process, requires judgment, and is subject to variability throughout the duration of the contract as a result of contract modifications and other circumstances impacting job completion. Generally, this results in revenue being recognized as the customer is able to receive and utilize the benefits provided by our services. Each contract contains one or more individual orders, which are based on services delivered. When material and installation services are bundled in a contract, we combine these items into one performance obligation as the overall promise is to transfer the combined item.

Revenue from our Specialty Distribution segment is recognized when title to products and risk of loss transfers to our customers. This represents the point in time when the customer is able to direct the use of and obtain substantially all the benefits from the product. The determination of when control is deemed transferred depends on the delivery terms that are agreed upon in the contract.

The transaction price is the amount of consideration the Company expects to receive based on the arrangement with the customer. The duration of our residential contracts with customers is relatively short, generally less than a 90-day period, whereas our commercial projects often span multiple quarters. There is not a significant financing component in either residential or commercial projects when considering the determination of the transaction price which gets allocated to the individual performance obligations, generally based on standalone selling prices. Additionally, we consider shipping costs charged to a customer as a fulfillment cost rather than a promised service and expense as incurred. Sales taxes, when incurred, are recorded as a liability and excluded from revenue on a net basis.

We record a contract asset when we have satisfied our performance obligation prior to billing and a contract liability when a customer payment is received prior to the satisfaction of our performance obligation. The difference between the beginning and ending balances of our contract assets and liabilities primarily results from the timing of our performance and the customers’ payment. See Note 3 – Revenue Recognition for more information.

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

Business Combinations

The purchase price for business combinations is allocated to the estimated fair values of acquired tangible and intangible assets, including goodwill, and assumed liabilities, where applicable.  Additionally, we recognize customer relationships, trademarks and trade names, and non-compete agreements as identifiable intangible assets, which are recorded at fair value as of the transaction date. The fair value of the customer relationships intangible assets are determined by management using the multi-period excess earnings method under the income approach. Assumptions used in determining the fair value of the customer relationships intangible asset include forecasted revenue growth rate, earnings before interest, taxes, depreciation and amortization (EBITDA) margins, customer attrition rate,  discount rate and contributory asset charges, which are Level 3 inputs. The fair value of other intangible assets is determined primarily using current industry information.  Goodwill is recorded when consideration transferred exceeds the fair value of identifiable assets and liabilities.  Measurement-period adjustments to assets acquired and liabilities assumed with a corresponding offset to goodwill are recorded in the period they occur, which may include up to one year from the acquisition date.  Contingent consideration is recorded at fair value at the acquisition date.  Key assumptions used in estimating future cash flows included short-term revenue growth rates, earnings before interest, taxes, depreciation and amortization (EBITDA) margins, discount rates, customer attrition rates and contributory asset charges.

Goodwill and Other Intangible Assets

Prior to the acquisition of Progressive on July 14, 2025, we had two reporting units which were also our operating and reportable segments: Installation and Specialty Distribution. Progressive became its own reporting unit for goodwill testing. Our three reporting units contain goodwill.  Our reporting units engage in business activities for which discrete financial information including long range forecasts is available, and we complete the impairment testing of goodwill at this level, as defined by accounting guidance. Assets acquired and liabilities assumed are assigned to the applicable reporting unit based on whether the acquired assets and liabilities relate to the operations of such unit and determination of its fair value.  Goodwill assigned to the reporting unit is the excess of the fair value of the acquired business over the fair value of the individual assets acquired and liabilities assumed for the reporting unit.

We perform our annual impairment testing of goodwill in the fourth quarter of each year, or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. When assessing goodwill for impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. If we conclude otherwise, then no further action is taken. We also have the option to bypass the qualitative assessment and only perform a quantitative assessment. For the years ended December 31, 2025 and 2024, we performed quantitative and qualitative assessments, respectively.

Fair value for our reporting units is determined using a discounted cash flow method and a market multiple approach (with a 50% weighting of each), both which include significant unobservable inputs (Level 3 inputs).  We believe these methodologies are comparable to what would be used by other market participants.  Using the discounted cash flow method requires us to make significant estimates and assumptions, including long term projections of cash flows, market conditions, and appropriate discount rates.  Our judgments are based on historical experience, current market trends, consultations with external valuation specialists and other information.  The market approach includes a comparison of the multiple of a reporting unit's carrying value to its earnings before interest, taxes, depreciation and amortization with the multiples of similar businesses or guideline companies whose securities are actively traded in the public markets.  While we believe that the estimates and assumptions underlying the valuation methodologies are reasonable, changes to estimates and assumptions could result in different outcomes.  In estimating future cash flows, we rely on internally generated long-range forecasts for sales and operating profits, and a long term assumed annual growth rate of cash flows for periods after the long-range forecast.  We generally develop these forecasts based upon, among other things, recent sales data for existing products, and estimated U.S. housing starts.

When necessary, an impairment loss is recognized to the extent that a reporting unit’s recorded goodwill exceeds its fair value. In the fourth quarters of 2025 and 2024, we performed an assessment on our goodwill and determined that the estimated fair value of each reporting unit exceeded its carrying value, and therefore the goodwill was not impaired.

We did not recognize any impairment charges for goodwill for the years ended December 31, 2025, 2024, and 2023. As of December 31, 2025, net goodwill reflected $762.0 million of accumulated impairment losses, relating primarily to impairment charges taken in 2008-2010 following the substantial decrease in U.S. housing starts after the financial crisis of 2007-2008.

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

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have a Term Loan outstanding with a principal balance of $1.2 billion and a revolving facility with an aggregate borrowing capacity of $1.0 billion. We also have outstanding 3.625% Senior Notes with an aggregate principal balance of $400.0 million, 4.125% Senior Notes with an aggregate principal balance of $500.0 million, and 5.625% Senior Notes with an aggregate principal balance of $750.0 million. The 3.625% Senior Notes, 4.125% Senior Notes, and 5.625% Senior Notes bear a fixed rate of interest and therefore are excluded from the calculation below as they are not subject to fluctuations in interest rates.

Interest payable on both the aggregate Term Loan and revolving facility is based on a variable interest rate.  As a result, we are exposed to market risks related to fluctuations in interest rates on this outstanding indebtedness.  As of December 31, 2025, the applicable interest rate was 4.97%. Based on our outstanding borrowings as of December 31, 2025, a 100-basis point increase in the interest rate would result in approximately a $12.0 million increase in our annualized interest expense.  There was no outstanding balance under the revolving facility as of December 31, 2025.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of TopBuild Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of TopBuild Corp. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income, of changes in shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded PR Midco LLC (“Progressive”) and Specialty Products & Insulation (“SPI”) from its assessment of internal control over financial reporting as of December 31, 2025, because they were acquired by the Company in purchase business combinations during 2025. We have also excluded Progressive and SPI from our audit of internal control over financial reporting. Progressive and SPI are wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 2% and 5% of total assets, respectively and approximately 4% and 3% of total revenues, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2025.

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

Revenue Recognition from Contracts with Customers

As described in Notes 1 and 3 to the consolidated financial statements, the Company’s total consolidated net sales was $5.4 billion for the year ended December 31, 2025. The Company's Specialty Distribution segment recognizes revenue when title to products and risk of loss transfers to customers. This represents the point in time when the customer is able to direct the use of and obtain substantially all the benefits from the product. The determination of when control is deemed transferred depends on the delivery terms that are agreed upon in the contract. The Company's Installation segment recognizes revenue over time as the related performance obligation is satisfied with respect to each particular order within a given customer’s contract. Progress toward complete satisfaction of the performance obligation is measured using a cost-to-cost measure of progress method. The cost input is based on the amount of material installed at that customer’s location and the associated labor costs, as compared to the total expected cost for the order. Generally, this results in revenue from the Installation segment being recognized as the customer is able to receive and utilize the benefits provided by the Company’s services. The transaction price is the amount of consideration the Company expects to receive based on the arrangement with the customer.

The principal consideration for our determination that performing procedures relating to revenue recognition from contracts with customers is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company's revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s revenue recognition process. These procedures also included, among others (i) testing revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents such as signed work agreements, purchase orders, contracts and change orders, proof of shipment or receipt, evidence of performance of work, and cash receipts, as applicable, (ii) testing a sample of outstanding customer invoice balances as of December 31, 2025 by obtaining and inspecting source documents, such as contracts, proof of shipment or receipt, evidence of performance of work and subsequent cash receipts, as applicable and (iii) evaluating certain revenue transactions by testing the issuance and settlement of invoices and credit memos, tracing transactions not settled to a detailed listing of accounts receivable, and testing the completeness and accuracy of data provided by management.

Valuation of customer relationships intangible assets - Acquisitions of Progressive and SPI

As described in Notes 1 and 15 to the consolidated financial statements, on July 14, 2025 and October 7, 2025, the Company completed the acquisitions of Progressive and SPI for consideration of $818.2 million and $1.0 billion respectively. During 2025, the Company recorded a total of $827 million related to customer relationships, of which a significant portion are related to the Progressive and SPI acquisitions. Fair value of the customer relationships intangible assets is determined by management using a multi-period excess earnings method under the income approach. Assumptions used in determining the fair value of customer relationships intangible assets include forecasted revenue growth rates, earnings before interest, taxes, depreciation and amortization (EBITDA) margins, customer attrition rates, discount rates, and contributory asset charges.

The principal considerations for our determination that performing procedures relating to the valuation of customer relationships acquired in the acquisitions of Progressive and SPI is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the customer relationships acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to forecasted revenue growth rates, customer attrition rates, EBITDA margins, and discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the customer relationships acquired. These procedures also included, among others (i) reading the purchase agreements; (ii) testing management’s process for developing the fair value estimates of the customer relationships acquired; (iii) evaluating the appropriateness of the multi-period excess earnings method used by management; (iv) testing the completeness and accuracy of the underlying data used in the multi-period excess earnings method; and (v) evaluating the reasonableness of the significant assumptions used by management related to forecasted revenue growth rates, customer attrition rates, EBITDA margins,  and discount rates. Evaluating management’s assumptions related to forecasted revenue growth rates, EBITDA margins, and customer attrition rates involved considering (i) the current and past performance of the Progressive and SPI businesses; (ii) the consistency with external market and industry data and information from prior acquisitions; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the multi-period excess earnings method and (ii) the reasonableness of the customer attrition rates, and discount rate assumptions.

/s/ PricewaterhouseCoopers LLP

Tampa, Florida

February 26, 2026

We have served as the Company’s auditor since 2015.

TOPBUILD CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands except share amounts)

	As of December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$184,742	$400,318
Receivables, net of an allowance for credit losses of $29,081 at December 31, 2025, and $18,541 at December 31, 2024	894,408	751,612
Inventories	505,167	406,662
Prepaid expenses and other current assets	50,478	40,382
Total current assets	1,634,795	1,598,974

Right of use assets	271,396	189,146
Property and equipment, net	291,556	266,992
Goodwill	3,045,227	2,112,259
Other intangible assets, net	1,351,612	557,689
Other assets	10,726	10,366
Total assets	$6,605,312	$4,735,426

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$440,214	$456,446
Current portion of long-term debt	62,500	48,750
Accrued liabilities	249,361	191,786
Short-term operating lease liabilities	86,170	68,713
Short-term finance lease liabilities	6,571	1,487
Total current liabilities	844,816	767,182

Long-term debt	2,784,197	1,327,159
Deferred tax liabilities, net	387,594	240,343
Long-term portion of insurance reserves	58,681	57,700
Long-term operating lease liabilities	200,729	129,360
Long-term finance lease liabilities	11,020	2,618
Other liabilities	2,115	1,446
Total liabilities	4,289,152	2,525,808

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value: 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.01 par value: 250,000,000 shares authorized; 39,643,887 shares issued and 28,069,250 outstanding at December 31, 2025, and 39,554,033 shares issued and 29,367,087 outstanding at December 31, 2024	396	396
Treasury stock, 11,574,637 shares at December 31, 2025, and 10,186,946 shares at December 31, 2024, at cost	(2,124,964)	(1,681,230)
Additional paid-in capital	945,303	926,137
Retained earnings	3,515,248	2,993,521
Accumulated other comprehensive loss	(19,823)	(29,206)
Total equity	2,316,160	2,209,618
Total liabilities and equity	$6,605,312	$4,735,426

See notes to our consolidated financial statements.

TOPBUILD CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except share and per common share amounts)

	Year Ended December 31,
	2025	2024	2023
Net sales	$5,409,086	$5,329,803	$5,194,694
Cost of sales	3,840,089	3,704,885	3,590,874
Gross profit	1,568,997	1,624,918	1,603,820

Selling, general, and administrative expense	777,064	738,575	724,995
Operating profit	791,933	886,343	878,825

Other income (expense), net:
Interest expense	(103,768)	(73,092)	(74,614)
Other, net	15,418	27,537	21,272
Other expense, net	(88,350)	(45,555)	(53,342)
Income before income taxes	703,583	840,788	825,483

Income tax expense	(181,856)	(218,186)	(211,229)
Net income	$521,727	$622,602	$614,254

Net income per common share:
Basic	$18.41	$20.41	$19.44
Diluted	$18.28	$20.29	$19.33

Weighted average shares outstanding:
Basic	28,333,633	30,504,064	31,597,508
Diluted	28,541,263	30,679,660	31,776,901

See notes to our consolidated financial statements.

TOPBUILD CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2025	2024	2023
Net income	$521,727	$622,602	$614,254
Other comprehensive income (loss):
Foreign currency translation adjustment	9,383	(14,541)	7,255
Comprehensive income	$531,110	$608,061	$621,509

See notes to our consolidated financial statements.

TOPBUILD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash Flows Provided by (Used in) Operating Activities:
Net income	$521,727	$622,602	$614,254
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	169,372	140,491	132,878
Share-based compensation	16,644	16,579	15,838
Loss on sale of assets	1,080	1,014	2,349
Amortization of debt issuance costs	3,616	2,881	2,881
Provision for bad debt expense	14,498	15,742	6,481
Provision for inventory obsolescence	8,917	7,586	4,794
Impairment losses	9,442	—	—
Deferred income taxes, net	(14,613)	(3,462)	(7,476)
Change in certain assets and liabilities, net of effects of businesses acquired:
Receivables, net	79,774	56,017	20,812
Inventories	17,089	(41,723)	74,529
Prepaid expenses and other current assets	(2,643)	(3,143)	(2,598)
Accounts payable	(65,427)	(30,420)	(8,867)
Accrued liabilities	(798)	(5,816)	(4,444)
Other, net	(2,359)	(2,322)	(2,022)
Net cash provided by operating activities	756,319	776,026	849,409

Cash Flows Provided by (Used in) Investing Activities:
Purchases of property and equipment	(59,431)	(69,349)	(63,998)
Acquisition of businesses, net of $7,853 cash acquired	(1,932,229)	(136,767)	(149,154)
Proceeds from sale of assets	1,219	2,593	14,982
Net cash used in investing activities	(1,990,441)	(203,523)	(198,170)

Cash Flows Provided by (Used in) Financing Activities:
Proceeds from issuance of long-term debt	2,000,000	—	—
Repayment of long-term debt	(515,625)	(47,039)	(40,138)
Excise taxes paid on share repurchases	(9,444)	—	—
Payment of debt issuance costs	(17,429)	—	—
Proceeds from revolving credit facility	178,000	—	—
Repayment of revolving credit facility	(178,000)	—	—
Principal payments on finance lease obligations	(3,597)	—	—
Taxes withheld and paid on employees' equity awards	(5,759)	(6,107)	(6,528)
Exercise of stock options	2,772	3,226	3,130
Repurchase of shares of common stock	(434,151)	(966,352)	—
Payment of contingent consideration	—	—	(300)
Net cash provided by (used in) financing activities	1,016,767	(1,016,272)	(43,836)
Impact of exchange rate changes on cash	1,779	(4,478)	1,093
Net (decrease) increase in cash and cash equivalents	(215,576)	(448,247)	608,496
Cash and cash equivalents - Beginning of period	400,318	848,565	240,069
Cash and cash equivalents - End of period	$184,742	$400,318	$848,565

Supplemental disclosure of cash paid for:
Interest	$88,460	$69,975	$71,463
Income taxes
U.S. Federal	136,514	164,000	166,000
U.S. state and local	37,841	47,974	45,816
Canada	12,569	7,510	8,957
Total cash paid for income taxes	186,924	219,484	220,773

Supplemental disclosure of noncash activities:
Leased assets obtained in exchange for new operating lease liabilities	$102,496	$50,502	$56,255
Leased assets obtained in exchange for new finance lease liabilities	642	—	—
Accruals for property and equipment	773	1,023	912
Excise taxes capitalized to treasury stock	4,074	9,444	—

See notes to our consolidated financial statements.

TOPBUILD CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

					Accumulated
	Common	Treasury	Additional		Other
	Stock	Stock	Paid-in	Retained	Comprehensive
	($0.01 par value)	at cost	Capital	Earnings	(Loss) Income	Equity
Balance at December 31, 2022	$393	$(692,799)	$887,367	$1,756,665	$(21,920)	$1,929,706
Net income	-	-	-	614,254	-	614,254
Share-based compensation	-	-	15,838	-	-	15,838
Issuance of 112,580 restricted share awards under long-term equity incentive plan, net of forfeitures	1	-	(1)	-	-	-
32,914 shares withheld to pay taxes on employees' equity awards	-	(6,528)	-	-	-	(6,528)
53,541 shares issued upon exercise of stock options	-	-	3,130	-	-	3,130
Other comprehensive income, net of tax	-	-	-	-	7,255	7,255
Balance at December 31, 2023	$394	$(699,327)	$906,334	$2,370,919	$(14,665)	$2,563,655
Net income	-	-	-	622,602	-	622,602
Share-based compensation	-	-	16,579	-	-	16,579
Issuance of 45,970 restricted share awards under long-term equity incentive plan, net of forfeitures	2	-	(2)	-	-	-
Repurchase of 2,455,872 shares pursuant to the Share Repurchase Programs	-	(975,796)	-	-	-	(975,796)
15,076 shares withheld to pay taxes on employees' equity awards	-	(6,107)	-	-	-	(6,107)
16,026 shares issued upon exercise of stock options	-	-	3,226	-	-	3,226
Other comprehensive loss, net of tax	-	-	-	-	(14,541)	(14,541)
Balance at December 31, 2024	$396	$(1,681,230)	$926,137	$2,993,521	$(29,206)	$2,209,618
Net income	-	-	-	521,727	-	521,727
Share-based compensation	-	-	16,644	-	-	16,644
Issuance of 55,998 restricted share awards under long-term equity incentive plan, net of forfeitures	-	-	-	-	-	-
Repurchase of 1,369,866 shares pursuant to the Share Repurchase Programs	-	(438,225)	-	-	-	(438,225)
17,825 shares withheld to pay taxes on employees' equity awards	-	(5,509)	(250)	-	-	(5,759)
33,856 shares issued upon exercise of stock options	-	-	2,772	-	-	2,772
Other comprehensive income, net of tax	-	-	-	-	9,383	9,383
Balance at December 31, 2025	$396	$(2,124,964)	$945,303	$3,515,248	$(19,823)	$2,316,160

See notes to our consolidated financial statements.

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.  TopBuild is a Delaware corporation and trades on the NYSE under the symbol “BLD.” We report our business in two segments: Installation Services and Specialty Distribution.  Our Installation Services segment primarily installs insulation, commercial roofing, and other building products.  Our Specialty Distribution segment primarily sells and distributes insulation and other building products.  Our segments are based on our operating units, for which further discussion is included in Note 8 – Segment Information.

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

Revenue Recognition.  Revenue is disaggregated between our Installation Services and Specialty Distribution segments. A reconciliation of disaggregated revenue by segment is included in Note 8 – Segment Information.

We recognize revenue for our Installation Services segment over time as the related performance obligation is satisfied with respect to each particular order within a given customer’s contract. Progress toward complete satisfaction of the performance obligation is measured using a cost-to-cost measure of progress method. The cost input is based on the amount of material installed at that customer’s location and the associated labor costs, as compared to the total expected cost for the particular order.  The total expected cost is an estimate in the revenue recognition process which requires judgment and is subject to variability throughout the duration of the contract as a result of contract modifications and other circumstances impacting job completion. Generally, this results in revenue being recognized as the customer is able to receive and utilize the benefits provided by our services. Each contract contains one or more individual orders, which are based on services delivered. When material and installation services are bundled in a contract, we combine these items into one performance obligation as the overall promise is to transfer the combined item.

Revenue from our Specialty Distribution segment is recognized when title to products and risk of loss transfers to our customers.  This represents the point in time when the customer is able to direct the use of and obtain substantially all the benefits from the product. The determination of when control is deemed transferred depends on the delivery terms that are agreed upon in the contract.

The transaction price is the amount of consideration we expect to receive based on the arrangement with the customer. The duration of our residential contracts with customers is relatively short, generally less than a 90-day period, whereas our commercial contracts often span multiple quarters. There is not a significant financing component in either residential or commercial projects when considering the determination of the transaction price which gets allocated to the individual performance obligations, generally based on standalone selling prices. Additionally, we consider shipping costs charged to a customer as a fulfillment cost rather than a promised service and expense as incurred. Sales taxes, when incurred, are recorded as a liability and excluded from revenue on a net basis.

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

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Business Combinations.  The purchase price for business combinations is allocated to the estimated fair values of acquired tangible and intangible assets, including goodwill, and assumed liabilities, where applicable.  Additionally, we recognize customer relationships, trademarks and trade names, and non-compete agreements as identifiable intangible assets, which are recorded at fair value as of the transaction date. The fair value of the customer relationships intangible assets are determined by management using the multi-period excess earnings method under the income approach. Assumptions used in determining the fair value of the customer relationships intangible asset include forecasted revenue growth rate, earnings before interest, taxes, depreciation and amortization (EBITDA) margins, customer attrition rate,  discount rate and contributory asset charges, which are Level 3 inputs. The fair value of other intangible assets is determined primarily using current industry information.  Goodwill is recorded when consideration transferred exceeds the fair value of identifiable assets and liabilities.  Measurement-period adjustments to assets acquired and liabilities assumed with a corresponding offset to goodwill are recorded in the period they occur, which may include up to one year from the acquisition date.  Contingent consideration is recorded at fair value at the acquisition date.  Key assumptions used in estimating future cash flows included short-term revenue growth rates, earnings before interest, taxes, depreciation and amortization (EBITDA) margins, discount rates, customer attrition rates and contributory asset charges.

Cash and Cash Equivalents.  We consider our highly liquid investments with a maturity of three months or less at the time of purchase to be cash and cash equivalents.

Receivables, net.  We do business with a significant number of customers, principally homebuilders, contractors, school districts and municipalities.  We monitor our exposure for credit losses on our customer receivable balances and the credit worthiness of our customers on an on-going basis.  Expected credit losses are measured by segment using historical loss rate information adjusted for current conditions, with changes in the allowance recorded as a provision for (or reversal of) credit loss expense. Expected losses are charged against the allowance when management believes a receivable is uncollectible. During downturns in our markets, declines in the financial condition and creditworthiness of customers impact the credit risk of the receivables involved and we have incurred additional expense related to customer defaults. Receivables, net are presented net of certain allowances, including allowance for credit losses.

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

Inventory provisions are recorded to reduce inventory to the lower of cost or net realizable value for obsolete or slow moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions, inventory levels and turns, product spoilage, and specific identification of items such as product discontinuance, engineering/material changes, or regulatory-related changes.  Our inventory reserve balances were $20.9 million and $14.7 million as of December 31, 2025 and 2024, respectively.  As of December 31, 2025, and 2024, primarily all inventory consisted of finished goods.

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

Goodwill and Other Intangible Assets.  We perform our annual impairment testing of goodwill in the fourth quarter of each year, or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have defined our reporting units and completed the impairment testing of goodwill at the reporting unit level.  Our reporting units are engaged in business activities for which discrete financial information, including long-range forecasts, are available.  When assessing goodwill for impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. If we conclude otherwise, then no further action is taken. We also have the option to bypass the qualitative assessment and only perform a quantitative assessment. For the years ended December 31, 2025 and 2024, we performed quantitative and qualitative assessments, respectively.

Fair value for our reporting units is determined using a discounted cash flow method and a market multiple approach (with a 50% weighting of each), both which include significant unobservable inputs (Level 3 inputs).  We believe these methodologies are comparable to what would be used by other market participants.  Using the discounted cash flow method requires us to make significant estimates and assumptions, including long term projections of cash flows, market conditions, and appropriate discount rates.  Our judgments are based on historical experience, current market trends, consultations with external valuation specialists and other information.  The market approach includes a comparison of the multiple of a reporting unit's carrying value to its earnings before interest, taxes, depreciation and amortization with the multiples of similar businesses or guideline companies whose securities are actively traded in the public markets.  While we believe that the estimates and assumptions underlying the valuation methodologies are reasonable, changes to estimates and assumptions could result in different outcomes.  In estimating future cash flows, we rely on internally generated long-range forecasts for sales and operating profits, and a long term assumed annual growth rate of cash flows for periods after the long-range forecast.  We generally develop these forecasts based upon, among other things, recent sales data for existing products, and estimated U.S. housing starts.

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

Insurance Reserves.  We use a combination of high deductible and matching deductible insurance programs for a number of risks including, but not limited to, workers’ compensation, general liability, auto, and property liabilities. Our workers’ compensation insurance is primarily a high-deductible insurance program and our primary general liability insurance is a matching deductible program. We are insured for covered claims above the deductibles and retentions on an excess basis. The liabilities represent our best estimate of our costs, using generally accepted actuarial reserving methods, of the ultimate obligations for reported claims plus those incurred but not reported claims through December 31, 2025 and 2024. The accruals are adjusted as new information develops or circumstances change that would affect the estimated liability. We also record an insurance receivable for claims that exceeded the stop loss limit included in Other assets on our Consolidated Balance Sheets which offsets an equal liability included within Long-term portion of insurance reserves on our Consolidated Balance Sheets. At December 31, 2025 and 2024, the amount of this receivable and liability was $9.6 million and $10.4 million, respectively.

Advertising.  Advertising costs are expensed as incurred.  Advertising expense, net of manufacturers support, was approximately $3.4 million, $1.5 million, and $3.0 million for the years ended December 31, 2025, 2024 and 2023, respectively, and is included in selling, general, and administrative expense.

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

Recently Adopted Accounting Pronouncements

Income Tax Disclosures Improvements. In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740), Improvements to Income Tax Disclosures”. This standard amends Topic 740 to require all entities to disclose specific categories in the rate reconciliation, income taxes paid and other income tax information.  This standard became effective for us in this Annual Report.  Its adoption had no impact on our consolidated results of operations, financial position or cash flows. In addition, see Note 12 – Income Taxes for required disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

In September 2025, the FASB issued ASU 2025-06 “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software”. This standard removes all references to prescriptive and sequential software development stages and requires an entity to start capitalizing software costs when both of the following occur when (1) management has authorized and committed to funding the software project, and (2) it is probable that the project will be completed and the software will be used to perform the function intended. This standard is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted as of the beginning of an annual reporting period. This standard may be applied using a prospective, modified or retrospective transition approach. We do not anticipate that this standard will affect our results of operations, financial position or cash flows to our consolidated financial statements.

2.  LEASES

We lease various assets to support our business including warehouses for our Installation Services branch locations and Specialty Distribution centers, office space for our Branch Support Center in Daytona Beach, Florida and other administrative locations, as well as fleet vehicles and certain equipment. In addition, we lease certain operating facilities from related parties, primarily former owners (and in certain cases, current management personnel) of companies acquired. These related party leases are immaterial to our Consolidated Statements of Operations.

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents lease-related assets and liabilities and their classification on our Consolidated Balance Sheets, in thousands:

		As of December 31,
		2025	2024
Assets	Classification
Operating	Right of use assets	$271,396	$189,146
Finance	Property and equipment, net	17,347	3,771
Total lease assets		$288,743	$192,917
Liabilities
Current
Operating	Short-term operating lease liabilities	$86,170	$68,713
Finance	Short-term finance lease liabilities	6,571	1,487
Non-Current
Operating	Long-term operating lease liabilities	200,729	129,360
Finance	Long-term finance lease liabilities	11,020	2,618
Total lease liabilities		$304,490	$202,178

The acquisition of Progressive in 2025 accounts for $20.8 million of both the right of use assets and lease liabilities increases at December 31, 2025 compared to December 31, 2024.  The acquisition of SPI in 2025 accounts for $54.9 million of the increase in right of use assets and $55.2 million increase in lease liabilities at December 31, 2025 compared to December 31, 2024, respectively. See Note 15 – Business Combinations for further information on the preliminary purchase price allocations.

	As of December 31,
	2025	2024
Weighted-average remaining lease term:
Operating leases	3.9 years	3.4 years
Finance leases	3.4 years	3.2 years
Weighted-average discount rate:
Operating leases	5.2%	4.9%
Finance leases	5.4%	3.5%

The components of lease expense were as follows and are primarily included in cost of sales and in selling, general and administrative expenses on the accompanying Consolidated Statement of Operations for finance leases and operating leases, in thousands:

	Year Ended December 31,
	2025	2024	2023
Operating lease cost (a)	$114,581	$95,276	88,292
Financing lease cost:
Amortization of leased assets	3,597	1,765	2,188
Interest on finance lease obligations	422	166	210
Short-term lease cost	27,277	25,806	24,275
Sublease income	(1,203)	(1,219)	(1,022)
Net lease cost	$144,674	$121,794	$113,943
(a)	Includes variable cost components of $21,698, $18,312, and $16,162 in the years ended December 31, 2025, 2024, and 2023, respectively.

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease payments under non-cancellable operating and finance leases as of December 31, 2025, were as follows, in thousands:

Payments due by Period	Operating	Finance
2026	$98,855	$7,327
2027	82,690	5,302
2028	58,217	3,215
2029	37,826	1,775
2030	23,942	1,007
2031 and Thereafter	17,048	604
Total future minimum lease payments	318,578	19,230

Less: imputed interest	(31,679)	(1,639)

Lease liability at December 31, 2025	$286,899	$17,591

The amounts below are included in the accompanying Consolidated Statement of Cash Flows, in thousands:

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$(422)	$(166)	$(210)
Operating cash flows from operating leases	(91,759)	(76,192)	(71,667)
Financing cash flows from finance leases	(3,597)	(1,934)	(2,776)

3. REVENUE RECOGNITION

Revenue is disaggregated between our Installation Services and Specialty Distribution segments and further based on market and product, as we believe this best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.  The following tables present our revenues disaggregated by market (in thousands):

	Year Ended December 31, 2025
	Installation Services	Specialty Distribution	Eliminations	Total
Residential	$2,469,956	$902,134	$(245,390)	$3,126,700
Commercial/Industrial	712,897	1,621,189	(51,700)	2,282,386
Net sales	$3,182,853	$2,523,323	$(297,090)	$5,409,086

	Year Ended December 31, 2024
	Installation Services	Specialty Distribution	Eliminations	Total
Residential	$2,762,703	$945,916	$(260,279)	$3,448,340
Commercial/Industrial	531,927	1,394,921	(45,385)	1,881,463
Net sales	$3,294,630	$2,340,837	$(305,664)	$5,329,803

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2023
	Installation Services	Specialty Distribution	Eliminations	Total
Residential	$2,672,152	$897,783	$(219,932)	$3,350,003
Commercial/Industrial	516,080	1,370,556	(41,945)	1,844,691
Net sales	$3,188,232	$2,268,339	$(261,877)	$5,194,694

The following tables present our revenues disaggregated by product (in thousands):

	Year Ended December 31, 2025
	Installation Services	Specialty Distribution	Eliminations	Total
Insulation and accessories	$2,364,505	$2,227,560	$(256,651)	$4,335,414
Gutters	111,115	220,632	(35,991)	295,756
Glass and windows	231,060	5,368	-	236,428
Roofing	215,816	-	-	215,816
All other	260,357	69,763	(4,448)	325,672
Net sales	$3,182,853	$2,523,323	$(297,090)	$5,409,086

	Year Ended December 31, 2024
	Installation Services	Specialty Distribution	Eliminations	Total
Insulation and accessories	$2,644,819	$2,077,253	$(268,916)	$4,453,156
Gutters	118,908	193,353	(32,000)	280,261
Glass and windows	246,929	-	-	246,929
All other	283,974	70,231	(4,748)	349,457
Net sales	$3,294,630	$2,340,837	$(305,664)	$5,329,803

	Year Ended December 31, 2023
	Installation Services	Specialty Distribution	Eliminations	Total
Insulation and accessories	$2,529,186	$2,028,467	$(228,100)	$4,329,553
Gutters	114,293	175,765	(29,806)	260,252
Glass and windows	251,001	-	-	251,001
All other	293,752	64,107	(3,971)	353,888
Net sales	$3,188,232	$2,268,339	$(261,877)	$5,194,694

The following table represents our contract assets and contract liabilities with customers, in thousands:

	Included in Line Item on	As of December 31,
	Balance Sheets	2025	2024
Contract Assets:
Receivables, unbilled	Receivables, net	$73,968	$61,366

Contract Liabilities:
Deferred revenue	Accrued liabilities	$38,307	$18,651

Our acquisition of Progressive included $23.0 million of contract assets and $23.8 million of contract liabilities as of December 31, 2025.

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate amount remaining on uncompleted performance obligations was $579.6 million as of December 31, 2025, with $289.7 million resulting from our acquisition of Progressive in the third quarter of 2025 (see Note 15 – Business Combinations for further details). We expect to satisfy the performance obligations and recognize revenue on substantially all of these uncompleted contracts over the next 18 months.

On certain of our long-term contracts, a percentage of the total project cost is withheld and not invoiced to the customer and collected until satisfactory completion of the customer’s project, typically within a year. This amount is referred to as retainage and is common practice in the construction industry. Retainage receivables are classified as a component of Receivables, net on our Consolidated Balance Sheets and were $81.6 million and $74.9 million as of December 31, 2025 and 2024, respectively.  Our acquisition of Progressive included $14.9 million of retainage receivables as of December 31, 2025. See Note 15 – Business Combinations for further information on the preliminary purchase price allocation.

4.  PROPERTY & EQUIPMENT

The following table sets forth our property and equipment by class as of December 31, 2025 and 2024, in thousands:

	As of December 31,
	2025	2024
Land and improvements	$7,348	$7,348
Buildings	49,738	47,569
Equipment	200,653	179,187
Computer hardware and software	170,435	164,598
Company vehicles	316,917	286,994
	745,091	685,696
Less: Accumulated depreciation	(470,882)	(422,475)
Total property and equipment, net	$274,209	$263,221

For additions to property and equipment as a result of 2025 acquisitions, see Note 15 – Business Combinations. As of December 31, 2025 and 2024, property and equipment, net on our Consolidated Balance Sheet includes $17.3 million and $3.8 million right of use assets on finance leases, respectively, which is disclosed further in Note 2 – Leases.

Depreciation expense was $70.4 million, $66.6 million and $61.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.

5.  GOODWILL AND OTHER INTANGIBLES

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

In the fourth quarters of 2025 and 2024, we performed annual assessments of our goodwill resulting in no indicators of impairment.

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the carrying amount of goodwill for the years ended December 31, 2025 and 2024, by reporting unit were as follows, in thousands:

					Accumulated
	Gross Goodwill		FX Translation	Gross Goodwill	Impairment	Net Goodwill
	December 31, 2024	Additions	Adjustment	December 31, 2025	Losses	December 31, 2025
Installation	$1,946,247	$13,764	$-	$1,960,011	$(762,021)	$1,197,990
Progressive	-	442,316	-	442,316	-	442,316
Installation Services	1,946,247	456,080	-	2,402,327	(762,021)	1,640,306
Specialty Distribution	928,033	473,901	2,987	1,404,921	-	1,404,921
Total goodwill	$2,874,280	$929,981	$2,987	$3,807,248	$(762,021)	$3,045,227

					Accumulated
	Gross Goodwill		FX Translation	Gross Goodwill	Impairment	Net Goodwill
	December 31, 2023	Additions	Adjustment	December 31, 2024	Losses	December 31, 2024
Installation	$1,901,160	$45,087	$-	$1,946,247	$(762,021)	$1,184,226
Specialty Distribution	903,429	29,760	(5,156)	928,033	-	928,033
Total goodwill	$2,804,589	$74,847	$(5,156)	$2,874,280	$(762,021)	$2,112,259

Additions during the year ended December 31, 2025, primarily reflects acquisitions made during the period, as well as measurement period adjustments to the fair value of goodwill assigned to businesses acquired in the last twelve months. Our acquisition of Progressive included $442.3 million of goodwill and $397.8 million of other intangible assets as of July 14, 2025. Our acquisition of SPI, a Specialty Distribution acquisition, included $425.7 million of goodwill and $455.3 million of other intangible assets as of October 7, 2025. See Note 15 – Business Combinations for further information on the preliminary purchase price allocation.

The following table sets forth our other intangible assets, in thousands:

	As of December 31,
	2025	2024	2023
Gross definite-lived intangible assets	$1,755,193	$864,693	$827,793
Accumulated amortization	(403,581)	(307,004)	(236,735)
Other intangible assets, net	$1,351,612	$557,689	$591,058

Amortization expense	$95,339	$72,082	$69,139

The following table sets forth a detail of our intangible assets as of December 31, 2025, in thousands:

	Gross Definite-Lived Intangible Assets	Accumulated Amortization	Net Definite-Lived Intangible Assets
Trademarks	$105,370	$(27,221)	$78,149
Customer relationships	1,641,904	(368,525)	1,273,379
Non-compete	7,919	(7,835)	84
Total	$1,755,193	$(403,581)	$1,351,612

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth a detail of our intangible assets as of December 31, 2024, in thousands:

	Gross Definite-Lived Intangible Assets	Accumulated Amortization	Net Definite-Lived Intangible Assets
Trademarks	$46,590	$(20,623)	$25,967
Customer relationships	810,184	(278,586)	531,598
Non-compete	7,919	(7,795)	124
Total	$864,693	$(307,004)	$557,689

The following table sets forth the amortization expense related to the definite-lived intangible assets during each of the next five years, in thousands:

Amortization Expense
2026	$142,730
2027	136,419
2028	135,328
2029	135,305
2030	128,440

6. LONG-TERM DEBT

The following table reconciles the principal balances of our outstanding debt to our Consolidated Balance Sheets, in thousands:

	As of December 31,
	2025	2024
3.625% Senior Notes due 2029	$400,000	$400,000
4.125% Senior Notes due 2032	500,000	500,000
5.625% Senior Notes due 2034	750,000	-
Term loan due 2030	1,221,875	-
Term loan due 2026	-	487,500
Unamortized debt issuance costs	(25,178)	(11,591)
Total debt, net of unamortized debt issuance costs	2,846,697	1,375,909
Less: current portion of long-term debt	62,500	48,750
Total long-term debt	$2,784,197	$1,327,159

The following table sets forth our remaining principal payments for our outstanding debt balances as of December 31, 2025, in thousands:

	2026	2027	2028	2029	2030	Thereafter	Total
3.625% Senior Notes	$-	$-	$-	$400,000	$-	$-	$400,000
4.125% Senior Notes	-	-	-	-	-	500,000	500,000
5.625% Senior Notes	-	-	-	-	-	750,000	750,000
Term loan	62,500	62,500	62,500	62,500	971,875	-	1,221,875
Total	$62,500	$62,500	$62,500	$462,500	$971,875	$1,250,000	$2,871,875

Credit Agreement

On May 16, 2025, we entered into Amendment No. 5, which increased our term loan facility to an aggregate principal amount of $1.0 billion, increased the aggregate borrowing capacity on our revolving credit facility to $1.0 billion, and added a delayed draw term facility with an aggregate borrowing capacity of $250.0 million. On July 11, 2025, we borrowed $250.0 million of the delayed draw facility, and the outstanding balance is included in the outstanding balances of the term loan due 2030.

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table outlines the key terms of Amendment No. 5 (dollars in thousands):

Senior secured term loan facility	$1,000,000
Delayed draw term loan	$250,000

Revolving facility (a)	$1,000,000
Sublimit for issuance of letters of credit under revolving facility	$150,000
Sublimit for swingline loans under revolving facility	$50,000

Interest rate as of December 31, 2025	4.97%
Scheduled maturity date	May 16, 2030
(a)	Use of the sublimits for the issuance of letters of credit and swingline loans reduces the availability under the revolving facility.

Interest expense on borrowings under Amendment No. 5 is based on an applicable margin rate plus, at our option, either:

●	A base rate determined by reference to the highest of either (i) the federal funds rate plus 0.50 percent, (ii) BofA’s “prime rate,” and (iii) the SOFR rate for U.S. dollar deposits with a term of one month, plus 1.00 percent, in any case, subject to a floor of 1.00%; or
●	A SOFR rate determined by reference to the costs of funds for deposits in U.S. dollars for the interest period relevant to such borrowings, subject to a floor of 0%.

The applicable margin rate is determined based on our Secured Leverage Ratio. In the case of base rate borrowings, the applicable margin rate ranges from 0.25 percent to 1.00 percent and in the case of SOFR rate borrowings, the applicable margin ranges from 1.25 percent to 2.00 percent. Borrowings under Amendment No. 5 are prepayable at the Company’s option without premium or penalty. The Company is required to make prepayments with the net cash proceeds of certain asset sales and certain extraordinary receipts.

Revolving Facility

The Company has outstanding standby letters of credit that secure our financial obligations related to our workers’ compensation, general insurance, and auto liability programs. These standby letters of credit, as well as any outstanding amount borrowed under our revolving facility, reduce the availability under the revolving facility.

The following table summarizes our availability under the revolving facility, in thousands:

	As of December 31,
	2025	2024
Revolving facility	$1,000,000	$500,000
Less: standby letters of credit	(66,103)	(63,770)
Availability under revolving facility	$933,897	$436,230

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

The Company may redeem the 3.625% Senior Notes, in whole or in part, at par plus accrued and unpaid interest, at any time on or after March 15, 2026 through maturity.

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

The Company may redeem the 4.125% Senior Notes, in whole or in part, at any time on or after October 15, 2026 at the redemption prices specified in the notes plus accrued and unpaid interest if redeemed during the 12 month period commencing on October 15 of the years set for: 2026 – 102.063%, 2027 – 101.375%, 2028 – 100.688%, 2029 and thereafter – 100.000%. The Company may also exercise its make-whole redemption option with respect to the 4.125% Senior Notes at any time prior to October 15, 2026, at the treasury rate plus 50 basis points.

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

The Company may redeem the 5.625% Senior Notes, in whole or in part, at any time on or after September 30, 2028 at the redemption prices specified in the notes plus accrued and unpaid interest if redeemed during the 12-month period commencing on September 30 of the years set for: 2028 – 102.813%, 2029 – 101.406%, 2030 and thereafter – 100.000%. The Company may also redeem all or part of the Notes to be redeemed, plus the Applicable Premium (as defined in the indenture), as of, and accrued and unpaid interest to, the redemption date. Additionally, the Company may redeem up to 40% of the aggregate principal amount of the 5.625% Senior Notes prior to September 30, 2028 with the net cash proceeds of certain sales of its capital stock at 105.625% of the principal amount of the notes, plus accrued and unpaid interest, if any, to the date of redemption only if, after the redemption, at least 60% of the aggregate principal amount of the notes originally issued remains outstanding. The Company may also exercise its make-whole redemption with respect to the 5.625% Senior Notes at any time prior to September 30, 2028, at the treasury rate plus 50 basis points.

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

As of December 31, 2025
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

Based on active market trades of our 3.625% Senior Notes, 4.125% Senior Notes and 5.625% Senior Notes close to December 31, 2025 (Level 1 fair value measurements), we estimate the fair value of each in the table below:

	As of December 31, 2025
	Fair Value	Gross Carrying Value
3.625% Senior Notes	$388,500	$400,000
4.125% Senior Notes	$476,250	$500,000
5.625% Senior Notes	$758,438	$750,000

During all periods presented, there were no transfers between fair value hierarchy levels.

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. SEGMENT INFORMATION

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

	For the Year Ended December 31, 2025
	Installation Services	Specialty Distribution	Total
Net sales from external customers	$3,182,853	$2,226,233	$5,409,086
Intercompany net sales	—	297,090	297,090
Segment net sales	3,182,853	2,523,323	5,706,176

Reconciliation of Net Sales
Elimination of intercompany net sales			(297,090)
Consolidated net sales			$5,409,086

Less (a):
Cost of sales (b)	2,155,217	1,928,082	4,083,299
Selling, general and administrative expenses (c)	438,142	272,275	710,417
Segment operating profit	589,494	322,966	912,460

Reconciliation of Segment Operating Profit
Elimination of intercompany profit			(53,880)
General corporate expense, net (d)			(66,647)
Other expense, net (e)			(88,350)
Consolidated income before taxes			$703,583

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(a) The significant expense categories align with the segment-level information that is regularly provided to our CODM.

(b) Cost of sales is primarily composed of labor, material costs and overhead. Includes $12.5 million of one-time charges ($6.1 million and $6.4 million for Installation Services and Specialty Distribution segments, respectively) to optimize our branch footprint and align our cost structure with current demand levels and are primarily related to non-cash facility impairment and severance. Cost of sales for Specialty Distribution also includes one-time purchase accounting inventory step-up of $11.4 million fully amortized in the fourth quarter of 2025, related to the acquisition of SPI.

(c) Selling, general and administrative expenses primarily include allocation of corporate overhead, bad debt, bank fees, employee compensation, insurance, legal and consulting, office equipment & supplies, selling expenses, telecommunication & subscriptions, and travel & entertainment. Includes $2.0 million of one-time charges ($1.1 million for our Installation Services segment, $0.7 million for our Specialty Distribution segment and $0.2 million for our Branch Support Center) to align our cost structure with current demand levels and are primarily related to severance.

(d) General corporate expense, net includes expenses for functions such as corporate human resources, finance, and legal, including salaries, benefits, and other related costs.

(e) Other expense, net is presented on the accompanying Consolidated Statement of Operations and is primarily composed of interest expense and interest income.

	For the Year Ended December 31, 2024
	Installation Services	Specialty Distribution	Total
Net sales from external customers	$3,294,630	$2,035,173	$5,329,803
Intercompany net sales	—	305,664	305,664
Segment net sales	3,294,630	2,340,837	5,635,467

Reconciliation of Net Sales
Elimination of intercompany net sales			(305,664)
Consolidated net sales			$5,329,803

Less (a):
Cost of sales (b)	2,204,269	1,756,447	3,960,716
Selling, general and administrative expenses (c)	441,199	231,959	673,158
Segment operating profit	649,162	352,431	1,001,593

Reconciliation of Segment Operating Profit
Elimination of intercompany profit			(49,834)
General corporate expense, net (d)			(65,416)
Other expense, net (e)			(45,555)
Consolidated income before taxes			$840,788

(a) The significant expense categories align with the segment-level information that is regularly provided to our CODM.

(b) Cost of sales is primarily composed of labor, material costs and overhead.

(c) Selling, general and administrative expenses primarily include allocation of corporate overhead, bad debt, bank fees, employee compensation, insurance, legal and consulting, office equipment & supplies, selling expenses, telecommunication & subscriptions, and travel & entertainment.

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

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended December 31, 2023
	Installation Services	Specialty Distribution	Total
Net sales from external customers	$3,188,232	$2,006,462	$5,194,694
Intercompany net sales	—	261,877	261,877
Segment net sales	3,188,232	2,268,339	5,456,571

Reconciliation of Net Sales
Elimination of intercompany net sales			(261,877)
Consolidated net sales			$5,194,694

Less (a):
Cost of sales (b)	2,101,751	1,706,562	3,808,313
Selling, general and administrative expenses (c)	442,089	230,839	672,928
Segment operating profit	644,392	330,938	975,330

Reconciliation of Segment Operating Profit
Elimination of intercompany profit			(44,438)
General corporate expense, net (d)			(52,067)
Other expense, net (e)			(53,342)
Consolidated income before taxes			$825,483

(a) The significant expense categories align with the segment-level information that is regularly provided to our CODM.

(b) Cost of sales is primarily composed of labor, material costs and overhead.

(c) Selling, general and administrative expenses primarily include allocation of corporate overhead, bad debt, bank fees, employee compensation, insurance, legal and consulting, office equipment & supplies, selling expenses, telecommunication & subscriptions, and travel & entertainment.

(d) General corporate expense, net includes expenses for functions such as corporate human resources, finance, and legal, including salaries, benefits, and other related costs.

(e) Other expense, net is presented on the accompanying Consolidated Statement of Operations and is primarily composed of interest expense and interest income.

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Key information by segment is as follows for the years ended December 31, 2025, 2024 and 2023, in thousands:

	2025
	Installation Services	Specialty Distribution	Total Reportable Segments	Other (a)	Consolidated Totals
Depreciation and amortization (b)	$93,506	$69,763	$163,269	$6,103	$169,372
Property additions (c)	40,041	37,272	77,313	7,547	84,860
Total assets	3,111,159	3,352,264	6,463,423	141,889	6,605,312

	2024
	Installation Services	Specialty Distribution	Total Reportable Segments	Other (a)	Consolidated Totals
Depreciation and amortization (b)	$75,230	$60,157	$135,387	$5,104	$140,491
Property additions (c)	46,623	20,801	67,424	7,298	74,722
Total assets	2,226,358	2,078,482	4,304,840	430,586	4,735,426

	2023
	Installation Services	Specialty Distribution	Total Reportable Segments	Other (a)	Consolidated Totals
Depreciation and amortization (b)	$69,123	$59,607	$128,730	$4,148	$132,878
Property additions (c)	48,076	18,859	66,935	8,394	75,329

(a) Represents amounts held at Corporate not specifically attributed to or allocated to the segments.

(b) Represents total by segment, inclusive of amounts presented within cost of sales and selling, general and administrative expenses, as applicable.

(c) Property additions include assets acquired in business combinations in each respective year.

9.  ACCRUED LIABILITIES

The following table sets forth the components of accrued liabilities, in thousands:

	As of December 31,
	2025	2024
Accrued liabilities:
Salaries, wages, and bonus/commissions	$80,577	$64,713
Deferred revenue	38,307	18,651
Short-term portion of insurance liabilities	36,189	31,013
Sales and property taxes	14,332	13,884
Customer rebates	24,346	17,898
Interest payable on long-term debt	23,849	12,307
Excise taxes	4,074	9,444
Other	27,687	23,876
Total accrued liabilities	$249,361	$191,786

The acquisition of Progressive and SPI in 2025 accounts for $39.5 million and $16.3 million of the increase to the prior year, respectively. See Note 15 – Business Combinations for further information on the preliminary purchase price allocations and Note 3 – Revenue Recognition for discussion of our deferred revenue balances.

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  EMPLOYEE RETIREMENT PLANS

We provide a defined-contribution retirement plan for substantially all employees.  In addition, we participate in 30 active regional multi-employer pension plans, principally related to building trades; none of the plans are considered material.

The expense related to our participation in the retirement plans was as follows, in thousands:

	Years Ended December 31,
	2025	2024	2023
Defined contribution plans	$18,930	$19,054	$18,710
Multi-employer plans	10,805	11,198	12,475
	$29,735	$30,252	$31,185

The Pension Protection Act (“PPA”) defines a zone status for multi-employer pension plans.  Plans in the green zone are at least 80 percent funded, plans in the yellow zone are at least 65 percent funded and plans in the red zone are generally less than 65 percent funded.

We participate in the Carpenters Pension Trust Fund for Northern California (“NCT”), which is our second largest multi-employer plan expense and is in the red zone.  The NCT collective bargaining agreement expires on June 30, 2027.  The NCT has implemented a funding rehabilitation plan in accordance with government requirements.  Our contributions to NCT have not exceeded 1.5 percent of the total annual contributions to the plan.

	Employer
	Identification	PPA Zone Status		Funding Plan	Contributions (in thousands)			Surcharge
Pension Fund	Number/Plan Number	2025	2024	Pending / Implemented	2025	2024	2023	Imposed
NCT	94-6050970/001	Red	Red	Yes	$2,058	$2,617	$2,821	No

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

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  INCOME TAXES

(In thousands)	2025	2024	2023
Income before income taxes:
U.S.	$665,869	$810,616	$808,217
Foreign	37,714	30,172	17,266
Total	$703,583	$840,788	$825,483
Income tax expense (benefit):
Current:
U.S. Federal	$144,330	$163,889	$166,175
State and local	40,240	45,674	46,631
Foreign	11,093	10,415	7,193
Deferred:
U.S. Federal	(9,410)	22	(5,307)
State and local	(3,592)	166	(1,253)
Foreign	(805)	(1,980)	(2,210)
	$181,856	$218,186	$211,229
Deferred tax assets at December 31:
Receivables, net	$7,837	$4,786
Inventories	11,086	8,036
Other assets, principally share-based compensation	2,748	1,659
Accrued liabilities	18,931	17,038
Lease liability	22,997	17,488
Long-term liabilities	11,509	11,394
Long-term lease liability	52,515	32,873
Net operating loss carryforward	921	999
	128,544	94,273
Deferred tax liabilities at December 31:
Right of use assets	71,598	48,057
Property and equipment, net	46,880	43,842
Intangibles, net	395,703	240,280
Other	1,957	2,437
	516,138	334,616
Net deferred tax liability at December 31	$387,594	$240,343

A valuation allowance must be established for deferred tax assets when it is more-likely-than-not that they will not be realized.  After review of all available positive and negative evidence, the Company has determined that no valuation allowance was required for the deferred tax assets as of December 31, 2025 or December 31, 2024.

At December 31, 2025, the net deferred tax liability is $387.6 million, all of which is reported as long-term deferred tax liabilities.  At December 31, 2024, the net deferred tax liability is $240.3 million, all of which is reported as long-term deferred tax liabilities.  The deferred assets and deferred liabilities also include the state deferreds net of federal benefit.

Of the $0.9 million deferred tax asset related to the net operating loss carryforward at December 31, 2025, with few exceptions, $0.8 million will expire between 2026 and 2045.  Of the $1.0 million deferred tax asset related to the net operating loss carryforward at December 31, 2024, $1.0 million will expire between 2026 and 2044.

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the U.S. Federal statutory tax rate to the income tax expense (benefit) on income was as follows:

	Year Ended December 31,
	2025		2024		2023
U.S. Federal statutory tax rate	$147,753	21.0%	$176,566	21.0%	$173,351	21.0%
State and local taxes, net of U.S. Federal tax benefit	28,952	4.1	36,214	4.3	35,848	4.3
Foreign tax effects	1,544	0.2	2,098	0.2	1,357	0.2
Tax credits	(217)	—	(331)	—	(311)	—
Non-deductible/non-taxable items	3,538	0.5	3,109	0.4	1,330	0.2
Changes in unrecognized tax benefits	—	—	—	—	(39)	—
Other reconciling items	286	—	530	0.1	(307)	(0.1)
Income tax expense ($) and effective tax rate (%)	$181,856	25.8%	$218,186	26.0%	$211,229	25.6%

In 2025, state and local income taxes in Arizona, California, Florida, New Jersey, New York, Pennsylvania, Texas, Utah, and Virginia comprise the majority of the domestic state and local income taxes, net of U.S. Federal tax benefit. In 2024, state and local income taxes in Arizona, California, Florida, New Jersey, Pennsylvania, Utah, and Virginia comprise the majority of the domestic state and local income taxes, net of U.S. Federal tax benefit. In 2023, state and local income taxes in Arizona, California, Florida, Illinois, New York, Oregon, Pennsylvania, Utah, and Virginia comprised the majority of the domestic state and local income taxes, net of U.S. Federal tax benefit.

A tax expense of $0.1 million and a tax benefit of $1.9 million and $1.4 million related to share-based compensation was recognized in income tax expense for the years ended December 31, 2025, 2024 and 2023, respectively.

We file income tax returns in the U.S. Federal jurisdiction, various U.S. state and local jurisdictions, and foreign jurisdictions. With few exceptions, we are no longer subject to income tax examinations on filed returns for years before 2021.

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

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basic and diluted net income per share were computed as follows:

	Years Ended December 31,
	2025	2024	2023
Net income (in thousands)	$521,727	$622,602	$614,254

Weighted average number of common shares outstanding - basic	28,333,633	30,504,064	31,597,508

Dilutive effect of common stock equivalents:
RSAs with service-based conditions	23,767	36,609	30,368
RSAs with market-based conditions	66,165	21,020	37,519
RSAs with performance-based conditions	42,286	27,298	25,645
Stock options	75,412	90,669	85,861

Weighted average number of common shares outstanding - diluted	28,541,263	30,679,660	31,776,901

Basic net income per common share	$18.41	$20.41	$19.44

Diluted net income per common share	$18.28	$20.29	$19.33

The following table summarizes shares excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive:

	Year Ended December 31,
	2025	2024	2023
Anti-dilutive common stock equivalents:
RSAs with service-based conditions	1,807	-	-
RSAs with market-based conditions	24	3,271	3,876
RSAs with performance-based conditions	-	-	-
Stock options	-	-	504
Total anti-dilutive common stock equivalents	1,831	3,271	4,380

14.  SHARE-BASED COMPENSATION

Our eligible employees commenced participation in the 2015 LTIP.  The 2015 LTIP authorized the Board to grant stock options, stock appreciation rights, restricted shares, restricted share units, performance awards, and dividend equivalents.  All grants were made by issuing new shares and no more than 4.0 million shares of common stock may be issued under the 2015 LTIP.

On February 18, 2025, the Board of Directors adopted the 2025 LTIP, which replaces and supersedes the 2015 LTIP for all common stock awards made following  its effective date of April 28, 2025. Shares of our common stock remaining available for awards under the previous 2015 LTIP continue to be authorized for future awards under the 2025 LTIP. As of December 31, 2025, we had 1.7 million shares remaining available for issuance under the 2025 LTIP.

Share-based compensation expense is included in selling, general, and administrative expense.  The income tax effect associated with share-based compensation awards is included in income tax expense.

The following table presents share-based compensation amounts recognized in our Consolidated Statements of Operations, in thousands:

	Year Ended December 31,
	2025	2024	2023
Share-based compensation expense	$16,644	$16,579	$15,838
Income tax (expense)/benefit	$(104)	$(1,942)	$1,356

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of our share-based compensation activity for the year ended December 31, 2025, in thousands, except per share amounts:

	RSAs		Stock Options
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance December 31, 2024	176.0	$269.50	112.7	$30.10	$83.97	$25,604.9
Granted	54.8	344.06	—	—	—	—
Converted/Exercised	(59.3)	238.26	(33.9)	30.72	81.89	11,144.7
Forfeited/Expired	(17.5)	298.57	—	—	—	—
Balance December 31, 2025	154.0	$303.35	78.8	$29.84	$84.86	$26,172.9

Exercisable December 31, 2025 (a)			78.8	$29.84	$84.86	$26,172.9
(a)	The weighted average remaining contractual term for vested stock options is 3.6 years.

Unrecognized compensation expense on unvested RSAs was $19.1 million as of December 31, 2025, with the weighted average remaining compensation expense period of approximately 1.0 years.

Our RSAs with performance-based conditions are evaluated on a quarterly basis with adjustments to compensation expense based on the likelihood of the performance target being achieved or exceeded.  The following table shows the range of payouts and the related expense for our outstanding RSAs with performance-based conditions, in thousands:

		Payout Ranges and Related Expense
RSAs with Performance-Based Conditions	Grant Date Fair Value	0%	25%	100%	200%
February 21, 2023	$3,709	$-	$927	$3,709	$7,418
February 21, 2024	$4,286	$-	$1,072	$4,286	$8,572
February 18, 2025	$4,902	$-	$1,226	$4,902	$9,804

During the first quarter of 2025, RSAs with performance-based conditions that were granted on February 15, 2022 vested based on cumulative three-year achievement of 200%. Total compensation expense recognized over the three-year performance period, net of forfeitures, was $5.8 million.

The fair value of our RSAs with a market-based condition granted under the 2015 LTIP was determined using a Monte Carlo simulation.  The following are key inputs in the Monte Carlo analysis for awards granted in 2025, 2024 and 2023:

	2025	2024	2023
Measurement period (years)	2.86	2.86	2.86
Risk free interest rate	4.28%	4.36%	4.42%
Dividend yield	0.00%	0.00%	0.00%
Estimated fair value of market-based RSAs at grant date	$393.39	$503.68	$270.64

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  BUSINESS COMBINATIONS

Acquiring businesses is a key part of our ongoing strategy to grow our company and expand our offerings. Each acquisition has been accounted for as a business combination under ASC 805, “Business Combinations.” Acquisition-related costs for the years ended December 31, 2025 and 2024, were $29.1 million and $27.9 million, respectively. Acquisition-related costs for the year ended December 31, 2024 includes $23.0 million paid in connection with the mutual termination of our previous agreement to acquire SPI. Acquisition-related costs are included in selling, general, and administrative expense in our Consolidated Statements of Operations.

On April 7, 2025, we acquired the assets of the residential and commercial insulation business Seal-Rite. This Installation Services acquisition enhances our presence in the Omaha and Lincoln, Nebraska markets. The purchase price of approximately $23.0 million was funded by cash on hand and we recognized $12.4 million of goodwill in connection with this acquisition.

On July 14, 2025, we acquired Progressive, a leader in commercial roofing installation and roof maintenance services based in Phoenix, Arizona. The purchase price of approximately $818.2 million was funded by the $250.0 million delayed draw term facility that we borrowed on July 11, 2025, and cash on hand. We recognized $442.3 million of goodwill in connection with this acquisition.

On September 15, 2025, we acquired the assets of Insulation Fabrics, which sells safety materials and uniforms to the domestic insulation market. The purchase price of approximately $9.4 million was funded by cash on hand and we recognized $5.1 million of goodwill in connection with this acquisition.

On October 7, 2025, we acquired SPI, a leading specialty distributor and fabricator of mechanical insulation solutions for the commercial, industrial and residential end markets in North America. The purchase price of approximately $1.0 billion was funded with cash on hand, including proceeds from our 5.625% Senior Notes issuance, and we recognized $425.7 million of goodwill in connection with this acquisition.

On October 20, 2025, we acquired the assets of Diamond Doors, which fabricates and assembles insulated knock-down steel door systems for commercial and industrial metal buildings with locations in Georgia and Indiana. The purchase price of approximately $70.3 million was funded by cash on hand and we recognized $40.4 million of goodwill in connection with this acquisition.

On October 31, 2025, we acquired the assets of Performance Insulation Fabricators, which distributes and fabricates mechanical insulation for the commercial and industrial end markets. The purchase price of approximately $6.7 million was funded by cash on hand and we recognized $3.4 million of goodwill in connection with this acquisition.

On November 24, 2025, we acquired the assets of L&L Insulation, a residential fiberglass and spray foam insulation installation business serving the northern Colorado and southern Wyoming regions. The purchase price of approximately $4.5 million was funded by cash on hand and we recognized $2.7 million of goodwill in connection with this acquisition.

The tables below provide a summary of businesses acquired in 2025 including, for significant acquisitions, the net sales and net income from the date of acquisitions to the year ended December 31, 2025:

2025 Acquisitions	Date	Cash Paid	Goodwill Acquired	Net Sales	Net Income/(Loss)
Progressive	7/14/2025	$818,166	$442,316	$215,816	$16,834
SPI	10/7/2025	1,009,992	425,695	157,763	(4,471)	(a)
All others	Various	113,807	64,063	17,298	2,558
Total		$1,941,965	$932,074	$390,877	$14,921
(a)	SPI’s net loss for the year ended December 31, 2025, is driven by one-time purchase accounting inventory step-up of $11.4 million fully amortized in the fourth quarter of 2025.

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pro Forma Results – Progressive and SPI Acquisitions

The following unaudited pro forma information has been prepared as if the acquisitions of Progressive and SPI, as described above, had taken place on January 1, 2024. The unaudited pro forma information is not necessarily indicative of the results that we would have achieved had the transactions actually taken place on January 1, 2024. Further, the unaudited pro forma information does not purport to be indicative of future financial operating results. The supplemental pro forma information below is based on the Company’s historic results and the historic unaudited results of Progressive and SPI. Our unaudited pro forma results are presented below, in thousands:

	Unaudited Pro Forma for the
	Year Ended December 31,
	2025	2024
Net sales	$6,164,086	$6,431,034
Net income	$575,862	$681,874

The following table details the additional expense included in the unaudited pro forma operating income as if the acquisitions of Progressive and SPI had taken place on January 1, 2024.

	Unaudited Pro Forma for the
	Year Ended December 31,
	2025	2024
Depreciation & amortization	$54,956	$81,205
Income tax expense (using 26% effective tax rate)	$19,020	$20,825

The pro forma information assumes that one-time transaction costs and purchase accounting inventory step-up incurred in connection with the acquisitions of Progressive and SPI were incurred during the year ended December 31, 2023. It does not include any synergies or other benefits of the acquisitions.

One-time transaction costs incurred in connection with the acquisitions of Progressive and SPI were $29.6 million and $26.7 million during the years ended December 31, 2025 and 2024, respectively. The purchase accounting inventory step-up for SPI of $11.4 million was incurred during the fourth quarter of 2025.

The pro forma impact of all our other 2025 acquisitions were not material to our results of operations for the years ended December 31, 2025 and 2024.

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

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values of the assets acquired and liabilities assumed for our 2025 acquisitions are as follows as of December 31, 2025, in thousands:

	2025 Acquisitions
Preliminary purchase price allocations:	Progressive	SPI	All Others
Cash consideration paid	$818,166	$1,009,992	$113,807
Recognized amounts of identifiable assets acquired and liabilities assumed
Cash	$—	$7,853	$—
Accounts receivable	121,424	106,858	7,949
Inventories	5,515	109,065	7,774
Prepaid and other assets	1,533	5,547	307
Property and equipment	17,390	20,524	4,674
ROU asset (operating)	12,222	47,684	5,823
Intangible assets	397,776	455,330	32,645
Other long-term assets	—	1,130	—
Accounts payable	(20,384)	(25,388)	(3,454)
Accrued liabilities	(44,615)	(20,121)	(177)
Operating lease liabilities	(12,222)	(47,952)	(5,821)
Financing lease liabilities	(8,575)	(7,244)	—
Deferred tax liabilities, net	(93,036)	(68,989)	24
All other	(1,178)	—	—
Total identifiable net assets	375,850	584,297	49,744
Goodwill	442,316	425,695	64,063
	$818,166	$1,009,992	$113,807

Estimates of acquired intangible assets related to the 2025 acquisitions are as follows, as of December 31, 2025, dollars in thousands:

	Estimated Fair Value	Weighted Average Estimated Useful Life (Years)
Customer relationships	$827,077	13
Trademarks and trade names	58,674	10
Total intangible assets acquired	$885,751	13

The table below provides a summary of businesses acquired in 2024 including the net sales and net income incurred for the year ended December 31, 2025:

2024 Acquisitions	Date	Cash Paid	Goodwill Acquired	Net Sales	Net Income
Insulation Works	5/16/2024	$25,664	$15,145	$9,991	$1,155
Texas Insulation	5/31/2024	33,942	21,072	12,343	1,115
Metro	12/2/2024	35,400	17,867	36,863	3,549
All others	Various	39,914	18,846	19,236	1,533
Total		$134,920	$72,930	$78,433	$7,352

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below represents the finalized fair values of assets acquired and liabilities assumed as of December 31, 2025, for the acquisitions made during the year ended December 31, 2024:

	2024 Acquisitions
Purchase price fair values:	Insulation Works	Texas Insulation	Metro	All Others
Cash consideration paid	$25,664	$33,942	$35,400	$39,914
Recognized amounts of identifiable assets acquired and liabilities assumed
Accounts receivable	$2,051	$2,494	$8,868	$8,726
Inventories	1,217	754	3,218	2,712
Prepaid and other assets	—	40	99	92
Property and equipment	956	1,798	359	943
ROU asset (operating)	359	1,142	2,596	1,362
Intangible assets	7,988	12,831	10,400	12,736
Accounts payable	(1,920)	(5,154)	(5,515)	(3,461)
Accrued liabilities	—	—	(90)	(779)
Lease liabilities	(359)	(1,142)	(2,596)	(1,361)
All other	227	107	194	98
Total identifiable net assets	10,519	12,870	17,533	21,068
Goodwill	15,145	21,072	17,867	18,846
	$25,664	$33,942	$35,400	$39,914

Goodwill to be recognized in connection with acquisitions is attributable to the synergies expected to be realized and improvements in the businesses after the acquisitions.  Primarily all of the goodwill recorded during the years ended December 31, 2025 and 2024, respectively, is deductible for income tax purposes with the exception of Progressive. Of the goodwill recorded from the acquisition of Progressive, $23.0 million is deductible for income tax purposes.

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

On February 17, 2025, our Board authorized the 2025 Repurchase Program, pursuant to which the Company may purchase up to $1.0 billion of our common stock. Share repurchases may be executed through various means including open market purchases, privately negotiated transactions, accelerated share repurchase transactions, or other available means. The 2025 Repurchase Program does not obligate the Company to purchase any shares and has no expiration date. Authorization for the 2025 Repurchase Program may be terminated, increased, or decreased by the Board at its discretion at any time. As of December 31, 2025, the Company has $753.9 million remaining under the 2025 Share Repurchase Program.

Effective January 1, 2023, the Inflation Reduction Act of 2022 mandated a 1% excise tax on all share repurchases. Excise tax obligations that result from our share repurchases are included in the cost of treasury stock. The Company had excise tax liabilities of $4.1 million and $9.4 million as of December 31, 2025 and 2024, respectively. Excise tax liabilities are included in “Accrued liabilities” in our Consolidated Balance Sheet.

TOPBUILD CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth our share repurchases under the share repurchase programs.

	Year Ended December 31,
	2025	2024	2023
Number of shares repurchased	1,369,866	2,455,872	-
Share repurchase cost (in thousands) (a)	$438,225	975,796	$-

(a)	The years ended December 31, 2025 and 2024 include $4.1 million and $9.4 million of excise taxes, respectively.

17.  SUBSEQUENT EVENTS

On February 18, 2026, we entered into an agreement to acquire the assets of the commercial roofing business Johnson Roofing, which generates approximately $29 million in annual revenue. This acquisition will build on our commercial roofing platform and enhance our presence in the Texas, Oklahoma and Louisiana markets. This acquisition will be accounted for as a business combination under ASC 805, “Business Combinations.”

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. As discussed in Note 15 – Business Combinations, the Company acquired Progressive and SPI on July 14, 2025 and October 7, 2025, respectively. Progressive’s total assets (excluding intangible assets and goodwill arising from the acquisition) and net sales represented 2% and 4% of TopBuild’s consolidated total assets and net sales for the year ended December 31, 2025, respectively. SPI’s total assets (excluding intangible assets and goodwill arising from the acquisition) and net sales represented 5% and 3% of TopBuild’s consolidated total assets and net sales for the year ended December 31, 2025, respectively.  Management’s evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 excluded Progressive and SPI as the Company is in the process of integrating certain processes, systems and internal controls related to the operations of these subsidiaries, excluding intangible assets and goodwill, which are included within the scope of management’s evaluation.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013).  Based on our assessment and those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing under Item 8. Financial Statements and Supplementary Data – Report of Independent Registered Public Accounting Firm.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the fiscal quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

During the quarter ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10-b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

For information regarding our executive officers see Item 1. Business – Executive Officers, which we incorporate herein by reference. Further information required by this item will be set forth in our definitive proxy statement for the 2026 Annual Meeting of Shareholders (“2026 Proxy Statement”) to be filed with the SEC within 120 days of the year ended December 31, 2025, and is incorporated herein by reference.

Our Board of Directors adopted a Code of Business Ethics (the “Code”) that applies to all of our employees, officers, and directors, including our Chief Executive Officer, Chief Financial Officer, and other senior officers, in accordance with applicable rules and regulations of the SEC and the NYSE.  Our Code is available on our website at https://www.topbuild.com/company-information/corporate-governance.  We will disclose any amendments to or waivers of this Code for directors, executive officers, or senior officers on our website.  The reference to our website address does not constitute incorporation by reference of the information contained on the website, and such information is not a part of this Annual Report.

Insider Trading Compliance Policy:

We have adopted an insider trading compliance policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers and employees, certain family members of such persons, and trusts, corporations and other entities controlled by any of such persons.  We believe that our policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and NYSE listing standards.  A copy of our insider trading compliance policy was filed as Exhibit 19.1 to our Form 10-K for the year ended December 31, 2024, and remains unchanged.

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

During the year ended December 31, 2025, there were no equity grants made to directors or executive officers of the Company during any period beginning four business days before the filing of a periodic report or current report disclosing material nonpublic information and ending one business day after the filing or furnishing of such report with the SEC.

Item 11.  EXECUTIVE COMPENSATION

Information required by this item will be set forth in our 2026 Proxy Statement, and is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED SHAREHOLDER MATTERS

Information required by this item will be set forth in our 2026 Proxy Statement, and is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item will be set forth in our 2026 Proxy Statement, and is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item will be set forth in our 2026 Proxy Statement, and is incorporated herein by reference.

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	Listing of Documents:

i.	Financial Statements. Our Consolidated Financial Statements included in Item 8 hereof, as required at December 31, 2025 and 2024, and for the years ended December 31, 2025, 2024, and 2023, consist of the following:

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Comprehensive Income

Consolidated Statements of Cash Flows

Consolidated Statements of Changes in Shareholders’ Equity

Notes to Consolidated Financial Statements

ii.	Exhibits. See separate Index to Exhibits hereafter.

Item 16.  FORM 10-K SUMMARY

None.

INDEX TO EXHIBITS
		Incorporated by Reference			Filed
Exhibit No.	Exhibit Title	Form	Exhibit	Filing Date	Herewith

2.1***	Separation and Distribution Agreement, dated as of June 29, 2015, by and between Masco Corporation and TopBuild Corp.	8-K	2.1	7/6/2015

3.1	Composite Certificate of Incorporation of TopBuild Corp.	10-Q	3.2	7/8/2018

3.2	Amended and Restated Bylaws of TopBuild Corp., as amended July 29, 2019	10-K	3.2	2/25/2020

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	3.1	4/30/2019

4.1	Description of TopBuild Securities Registered Under Section 12 of the Exchange Act	10-K	4.3	2/25/2020

4.2	Indenture, dated March 15, 2021, by and among TopBuild Corp., the Guarantors party thereto and U.S. Bank National Association, as Trustee	8-K	4.01	3/16/2021

4.3	Form of 3.625% Senior Notes due 2029	8-K	4.02	3/16/2021

4.4	Indenture, dated October 14, 2021, by and among TopBuild Corp., the Guarantors party thereto and U.S. Bank National Association, as Trustee	8-K	4.01	10/15/2021

4.5	Form of 4.125% Senior Note due 2032	8-K	4.02	10/15/2021

4.6	Indenture, dated September 25, 2025, by and among TopBuild Corp., the Guarantors party thereto and U.S. Bank Trust Company, National Association, as Trustee	8-K	4.1	9/25/2025

4.7	Form of 5.625% Senior Note due 2034	8-K	4.2	9/25/2025

10.1†	Amended and Restated TopBuild Corp. 2015 Long Term Stock Incentive Plan (“A&R LTIP”)	10-Q	10.2	5/11/2016

10.2†	Amendment to the TopBuild Corp. 2015 Long Term Stock Incentive Plan	8-K	10.1	2/22/2019

10.3	Amended and Restated Security and Pledge Agreement, dated March 20, 2020, among TopBuild Corp., Bank of America, N.A., as administrative agent, and the grantors party thereto.	8-K	10.2	3/23/2020

10.4†	TopBuild Corp. Executive Severance Plan, as Amended effective October 28, 2024	10-Q	10.16	11/5/2024

10.5	Amendment No. 3 to Amended and Restated Credit Agreement, dated December 9, 2022 among TopBuild Corp., Bank of America, N.A. as administrative agent, and the other lenders and agents party thereto	10-K	10.13	2/23/2023

10.6	Amended and Restated Credit Agreement, dated March 20, 2020, among TopBuild Corp., Bank of America, N.A. as administrative agent, and the other lenders and agents party thereto, as amended by Amendment No. 3.	10-K	10.14	2/23/2023

10.7	Form of Loan Notice to Amended and Restated Credit Agreement, dated March 20, 2020, among TopBuild Corp., Bank of America, N.A. as administrative agent, and the other lenders and agents party thereto, as amended by Amendment No. 3.	10-K	10.15	2/23/2023

10.8	Amendment No. 4 to Amended and Restated Credit Agreement and Increase Joinder, dated July 26, 2023, among TopBuild Corp., Bank of America, N.A. as administrative agent, and the other lenders and agents party thereto.	10-Q	10.16	8/3/2023

10.9	Form of Restricted Stock Unit Award Agreement under A&R LTIP (revised October 2023)	10-K	10.13	2/28/2024

10.10	Form of Performance Restricted Stock Unit Award Agreement under A&R LTIP (revised October 2023)	10-K	10.14	2/28/2024

10.11	Form of Restricted Stock Award Agreement for Non-Employee Directors under A&R LTIP (revised October 2023)	10-K	10.15	2/28/2024

10.12	2025 LTIP	8-K	10.15	4/29/2025

10.13	Amendment No. 5 to Amended and Restated Credit Agreement, dated as of May 16, 2025, among TopBuild Corp., Bank of America, N.A. as administrative agent, and the other guarantors, lenders and agents party thereto	8-K	10.16	5/19/2025

10.14	Form of Restricted Stock Award Agreement for Non-Employee Directors under the 2025 LTIP	10-Q	10.17	8/5/2025

10.15	Form of Restricted Stock Unit Award Agreement under the 2025 LTIP	10-Q	10.18	8/5/2025

10.16	Form of Performance Restricted Stock Unit Award Agreement under the 2025 LTIP	10-Q	10.19	8/5/2025

19.1	TopBuild Corp. Securities Trading Policy	10-K	19.1	2/25/2025

21.1	List of Subsidiaries of TopBuild Corp.				X

23.1	Consent of PricewaterhouseCoopers, LLP				X

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1‡	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002

32.2‡	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002

97.1	Executive Officer Incentive Compensation Recovery Policy	10-K	10.12	2/28/2024

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

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

February 26, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Buck	Director, Chief Executive Officer	February 26, 2026
Robert Buck	(Principal Executive Officer)

/s/ Robert Kuhns	Vice President, Chief Financial Officer	February 26, 2026
Robert Kuhns	(Principal Financial Officer)

/s/ Madeline Otero	Chief Accounting Officer	February 26, 2026
Madeline Otero	(Principal Accounting Officer)

/s/ Alec C. Covington	Chairman of the Board	February 26, 2026
Alec C. Covington

/s/ Ernesto Bautista, III	Director	February 26, 2026
Ernesto Bautista, III

/s/ Joseph S. Cantie	Director	February 26, 2026
Joseph S. Cantie

/s/ Tina M. Donikowski	Director	February 26, 2026
Tina M. Donikowski

/s/ Deirdre Drake	Director	February 26, 2026
Deirdre Drake

/s/ Mark A. Petrarca	Director	February 26, 2026
Mark A. Petrarca

/s/ Nancy M. Taylor	Director	February 26, 2026
Nancy M. Taylor