Form 10-Q
period 2026-03-31
TopBuild Corp
filed 2026-05-05
CIK 1633931

UNITED STATES

SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period March 31, 2026

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

The registrant had outstanding 28,142,161 shares of Common Stock, par value $0.01 per share as of April 24, 2026.

TOPBUILD CORP.

GLOSSARY

We use acronyms, abbreviations, and other defined terms throughout this Quarterly Report, which are defined in the glossary below:

Term	Definition
3.625% Senior Notes	TopBuild's 3.625% senior unsecured notes issued March 15, 2021 and due March 15, 2029
4.125% Senior Notes	TopBuild's 4.125% senior unsecured notes issued October 14, 2021 and due February 15, 2032
5.625% Senior Notes	TopBuild's 5.625% senior unsecured notes issued September 25, 2025 and due January 31, 2034
2015 LTIP	2015 Long-Term Incentive Program authorizes the Board to grant stock options, stock appreciation rights, restricted shares, restricted share units, performance awards, and dividend equivalents
2025 LTIP	TopBuild Corp. Amended and Restated 2015 Long Term Stock Incentive Plan, as amended April 28, 2025
2025 Repurchase Program	$1 billion share repurchase program authorized by the Board on February 17, 2025, and effective following shareholder approval on April 28, 2025.
Amendment No. 5	Amendment No. 5 to the Credit Agreement dated May 16, 2025
Annual Report	Annual report filed with the SEC on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Applied Coatings and Upstate Spray Foam	Applied Coatings, LLC and The Top Gun Group, LLC d/b/a Upstate Spray Foam
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Board	Board of Directors of TopBuild
BofA	Bank of America, N.A.
Claremont	The Claremont Sales Corporation and Kenneth Industrial Products, Inc.
CODM	Chief Operating Decision Maker
Credit Agreement	Amended and Restated Credit Agreement, originally dated March 20, 2020 and amended May 16, 2025, among TopBuild, BofA as administrative agent, and the other lenders and agents party thereto
Diamond Doors	Diamond Door Products, Ltd.
EBITDA	Earnings before interest, taxes, depreciation, and amortization
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Generally accepted accounting principles in the United States of America
Insulation Fabrics	Insulation Fabrics, LLC
Johnson Roofing	Johnson Roofing, Inc.
L&L Insulation	L&L Insulation, LLC
Lenders	Bank of America, N.A., together with the other lenders party to "Credit Agreement"
Net Leverage Ratio	As defined in the “Credit Agreement,” the ratio of outstanding indebtedness, less up to $350 million of unrestricted cash, to EBITDA
NYSE	New York Stock Exchange
Performance Insulation Fabricators	Performance Insulation Fabricators Company, Inc. and Insulation Supply Company, Inc.
Progressive	PR Midco LLC, d/b/a Progressive Roofing
Quarterly Report	Quarterly report filed with the SEC on Form 10-Q pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
QXO	QXO, Inc.
ROU	Right of use (asset), as defined in ASC 842
RSA	Restricted stock award
Seal-Rite	Seal-Rite Insulation Inc
SEC	United States Securities and Exchange Commission
Secured Leverage Ratio	As defined in the “Credit Agreement,” the ratio of outstanding secured indebtedness to EBITDA
SOFR	Secured overnight financing rate
SPI	SPI LLC d/b/a Specialty Products & Insulation
Term Loan	TopBuild's secured borrowings under the "Credit Agreement" due May 16, 2030
TopBuild	TopBuild Corp. and its wholly-owned consolidated domestic subsidiaries

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TOPBUILD CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands except share data)

	As of
	March 31,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$268,847	$184,742
Receivables, net of an allowance for credit losses of $29,680 at March 31, 2026, and $29,081 at December 31, 2025	930,521	894,408
Inventories	515,143	505,167
Prepaid expenses and other current assets	42,148	50,478
Total current assets	1,756,659	1,634,795

Right of use assets	261,536	271,396
Property and equipment, net	286,525	291,556
Goodwill	3,070,940	3,045,227
Other intangible assets, net	1,325,038	1,351,612
Other assets	10,465	10,726
Total assets	$6,711,163	$6,605,312

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$471,217	$440,214
Current portion of long-term debt	62,500	62,500
Accrued liabilities	251,991	249,361
Short-term operating lease liabilities	87,302	86,170
Short-term finance lease liabilities	6,611	6,571
Total current liabilities	879,621	844,816

Long-term debt	2,769,888	2,784,197
Deferred tax liabilities, net	395,765	387,594
Long-term portion of insurance reserves	58,645	58,681
Long-term operating lease liabilities	190,086	200,729
Long-term finance lease liabilities	11,014	11,020
Other liabilities	1,782	2,115
Total liabilities	4,306,801	4,289,152

Commitments and contingencies

Equity:
Preferred stock, $0.01 par value: 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.01 par value: 250,000,000 shares authorized; 39,747,055 shares issued and 28,139,211 outstanding at March 31, 2026, and 39,643,887 shares issued and 28,069,250 outstanding at December 31, 2025	397	396
Treasury stock, 11,607,844 shares at March 31, 2026, and 11,574,637 shares at December 31, 2025, at cost	(2,142,193)	(2,124,964)
Additional paid-in capital	950,262	945,303
Retained earnings	3,620,061	3,515,248
Accumulated other comprehensive loss	(24,165)	(19,823)
Total equity	2,404,362	2,316,160
Total liabilities and equity	$6,711,163	$6,605,312

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands except share and per common share data)

	Three Months Ended March 31,
	2026	2025
Net sales	$1,445,860	$1,233,278
Cost of sales	1,045,607	881,805
Gross profit	400,253	351,473

Selling, general, and administrative expense	225,210	173,984
Operating profit	175,043	177,489

Other income (expense), net:
Interest expense	(36,623)	(16,602)
Other, net	1,327	5,086
Other expense, net	(35,296)	(11,516)
Income before income taxes	139,747	165,973

Income tax expense	(34,934)	(42,588)
Net income	$104,813	$123,385

Net income per common share:
Basic	$3.75	$4.25
Diluted	$3.73	$4.23

Weighted average shares outstanding:
Basic	27,976,514	29,028,234
Diluted	28,130,208	29,174,892

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2026	2025
Net income	$104,813	$123,385
Other comprehensive (loss) income:
Foreign currency translation adjustment	(4,342)	229
Comprehensive income	$100,471	$123,614

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2026	2025
Cash Flows Provided by (Used in) Operating Activities:
Net income	$104,813	$123,385
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,295	35,791
Share-based compensation	4,629	5,042
Loss on sale of assets	327	829
Amortization of debt issuance costs	1,216	720
Provision for bad debt expense	3,412	3,666
Provision for inventory obsolescence	2,284	2,820
Impairment losses	—	9,868
Deferred income taxes, net	(20)	(1,822)
Change in certain assets and liabilities, net of effects of businesses acquired:
Receivables, net	(38,542)	(1,118)
Inventories	(18,336)	(2,215)
Prepaid expenses and other current assets	8,198	9,646
Accounts payable	31,464	(32,342)
Accrued liabilities	4,739	(1,050)
Other, net	257	(631)
Net cash provided by operating activities	160,736	152,589

Cash Flows Provided by (Used in) Investing Activities:
Purchases of property and equipment	(13,999)	(13,395)
Acquisition of businesses, net of cash acquired	(27,888)	294
Proceeds from sale of assets	394	248
Net cash used in investing activities	(41,493)	(12,853)

Cash Flows Provided by (Used in) Financing Activities:
Repayment of long-term debt	(15,625)	(11,250)
Proceeds from revolving credit facility	65,000	—
Repayment of revolving credit facility	(65,000)	—
Principal payments on finance lease obligations	(1,861)	—
Taxes withheld and paid on employees' equity awards	(18,293)	(4,466)
Exercise of stock options	1,394	—
Repurchase of shares of common stock	—	(215,628)
Net cash used in financing activities	(34,385)	(231,344)
Impact of exchange rate changes on cash	(753)	101
Net increase (decrease) in cash and cash equivalents	84,105	(91,507)
Cash and cash equivalents - Beginning of period	184,742	400,318
Cash and cash equivalents - End of period	$268,847	$308,811

Supplemental disclosure of noncash activities:
Leased assets obtained in exchange for new operating lease liabilities	$12,987	$17,547
Leased assets obtained in exchange for new finance lease liabilities	1,831	—
Accruals for property and equipment	685	444
Excise taxes capitalized to treasury stock	—	2,156

See notes to our unaudited condensed consolidated financial statements.

TOPBUILD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

(In thousands except share data)

					Accumulated
	Common	Treasury	Additional		Other
	Stock	Stock	Paid-in	Retained	Comprehensive
	($0.01 par value)	at cost	Capital	Earnings	Loss	Equity
Balance at December 31, 2025	$396	$(2,124,964)	$945,303	$3,515,248	$(19,823)	$2,316,160
Net income	-	-	-	104,813	-	104,813
Share-based compensation	-	-	4,629	-	-	4,629
Issuance of 79,168 restricted share awards under long-term equity incentive plan, net of forfeitures	1	-	-	-	-	1
33,207 shares withheld to pay taxes on employees' equity awards	-	(17,229)	(1,064)	-	-	(18,293)
24,000 shares issued upon exercise of stock options	-	-	1,394	-	-	1,394
Other comprehensive loss, net of tax	-	-	-	-	(4,342)	(4,342)
Balance at March 31, 2026	$397	$(2,142,193)	$950,262	$3,620,061	$(24,165)	$2,404,362

					Accumulated
	Common	Treasury	Additional		Other
	Stock	Stock	Paid-in	Retained	Comprehensive
	($0.01 par value)	at cost	Capital	Earnings	(Loss)/Income	Equity
Balance at December 31, 2024	$396	$(1,681,230)	$926,137	$2,993,521	$(29,206)	$2,209,618
Net income	-	-	-	123,385	-	123,385
Share-based compensation	-	-	5,042	-	-	5,042
Issuance of 51,633 restricted share awards under long-term equity incentive plan, net of forfeitures	-	-	-	-	-	-
Repurchase of 693,881 shares pursuant to the Share Repurchase Programs	-	(217,784)	-	-	-	(217,784)
14,178 shares withheld to pay taxes on employees' equity awards	-	(4,307)	(159)	-	-	(4,466)
Other comprehensive income, net of tax	-	-	-	-	229	229
Balance at March 31, 2025	$396	$(1,903,321)	$931,020	$3,116,906	$(28,977)	$2,116,024

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

We believe the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to state fairly our financial position as of March 31, 2026, our results of operations and comprehensive income for the three months ended March 31, 2026 and 2025, and our cash flows for the three months ended March 31, 2026 and 2025. The condensed consolidated balance sheet at December 31, 2025 was derived from our audited financial statements, but does not include all disclosures required by GAAP.

These condensed consolidated financial statements and related notes should be read in conjunction with the audited Consolidated Financial Statements included in the Company’s Annual report for the year ended December 31, 2025, as filed with the SEC on February 26, 2026.

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

The following table present our revenues disaggregated by market (in thousands):

	Three Months Ended March 31,
	2026				2025
	Installation Services	Specialty Distribution	Eliminations	Total	Installation Services	Specialty Distribution	Eliminations	Total
Residential	$540,181	$224,103	$(55,185)	$709,099	$620,961	$210,014	$(61,224)	$769,751
Commercial/Industrial	237,148	512,977	(13,364)	736,761	124,572	349,790	(10,835)	463,527
Net sales	$777,329	$737,080	$(68,549)	$1,445,860	$745,533	$559,804	$(72,059)	$1,233,278

The following table present our revenues disaggregated by product (in thousands):

	Three Months Ended March 31,
	2026				2025
	Installation Services	Specialty Distribution	Eliminations	Total	Installation Services	Specialty Distribution	Eliminations	Total
Insulation and accessories	$525,501	$661,752	$(57,675)	$1,129,578	$596,284	$500,765	$(64,025)	$1,033,024
Roofing	120,144	-	-	120,144	-	-	-	-
Gutters	23,894	50,533	(9,532)	64,895	24,895	43,435	(7,074)	61,256
Glass and windows	51,150	-	-	51,150	59,516	-	-	59,516
All other	56,640	24,795	(1,342)	80,093	64,838	15,604	(960)	79,482
Net sales	$777,329	$737,080	$(68,549)	$1,445,860	$745,533	$559,804	$(72,059)	$1,233,278

The following table represents our contract assets and contract liabilities with customers, in thousands:

	Included in Line Item on	As of
	Condensed Consolidated	March 31,	December 31,
	Balance Sheets	2026	2025
Contract Assets:
Receivables, unbilled	Receivables, net	$91,125	$73,968

Contract Liabilities:
Deferred revenue (a)	Accrued liabilities	$37,276	$38,307

(a)	Our contract liabilities are primarily recognized into revenue in the immediately subsequent reporting period.

The aggregate amount remaining on uncompleted performance obligations was $600.7 million as of March 31, 2026. We expect to satisfy the performance obligations and recognize revenue on substantially all of these uncompleted contracts over the next 18 months.

On certain of our long-term contracts, a percentage of the total project cost is withheld and not invoiced to the customer and collected until satisfactory completion of the customer’s project, typically within a year. This amount is referred to as retainage and is common practice in the construction industry. Retainage receivables are classified as a component of Receivables, net on our condensed consolidated balance sheets and were $78.8 million and $81.6 million as of March 31, 2026 and December 31, 2025, respectively.

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

In the fourth quarter of 2025, we performed an annual assessment of our goodwill resulting in no impairment and there were no indicators of impairment for the three months ended March 31, 2026.

Changes in the carrying amount of goodwill for the three months ended March 31, 2026, by reporting unit, were as follows, in thousands:

					Accumulated
	Gross Goodwill		FX Translation	Gross Goodwill	Impairment	Net Goodwill
	December 31, 2025	Additions	Adjustment	March 31, 2026	Losses	March 31, 2026
Installation	$1,960,011	$15,176	$-	$1,975,187	$(762,021)	$1,213,166
Progressive	442,316	13	-	442,329	-	442,329
Installation Services	2,402,327	15,189	-	2,417,516	(762,021)	1,655,495
Specialty Distribution	1,404,921	12,266	(1,742)	1,415,445	-	1,415,445
Total goodwill	$3,807,248	$27,455	$(1,742)	$3,832,961	$(762,021)	$3,070,940

Additions during the three months ended March 31, 2026, primarily reflects acquisitions made during the period, as well as measurement period adjustments to the fair value of goodwill assigned to businesses acquired in the last twelve months.

Other intangible assets, net includes customer relationships, non-compete agreements, and trademarks / trade names. The following table sets forth our other intangible assets, in thousands:

	As of
	March 31, 2026	December 31, 2025
Gross definite-lived intangible assets	$1,763,989	$1,755,193
Accumulated amortization	(438,951)	(403,581)
Other intangible assets, net	$1,325,038	$1,351,612

The following table sets forth our amortization expense, in thousands:

	Three Months Ended March 31,
	2026	2025
Amortization expense	$35,880	$18,156

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LONG-TERM DEBT

The following table reconciles the principal balances of our outstanding debt to our condensed consolidated balance sheets, in thousands:

	As of
	March 31, 2026	December 31, 2025
3.625% Senior Notes due 2029	$400,000	$400,000
4.125% Senior Notes due 2032	500,000	500,000
5.625% Senior Notes due 2034	750,000	750,000
Term loan due 2030	1,206,250	1,221,875
Unamortized debt issuance costs	(23,862)	(25,178)
Total debt, net of unamortized debt issuance costs	2,832,388	2,846,697
Less: current portion of long-term debt	62,500	62,500
Total long-term debt	$2,769,888	$2,784,197

The following table sets forth our remaining principal payments for our outstanding debt balances as of March 31, 2026, in thousands:

	2026	2027	2028	2029	2030	Thereafter	Total
3.625% Senior Notes	$-	$-	$-	$400,000	$-	$-	$400,000
4.125% Senior Notes	-	-	-	-	-	500,000	500,000
5.625% Senior Notes	-	-	-	-	-	750,000	750,000
Term loan	46,875	62,500	62,500	62,500	971,875	-	1,206,250
Total	$46,875	$62,500	$62,500	$462,500	$971,875	$1,250,000	$2,856,250

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

The following table outlines the key terms of Amendment No. 5 to the Credit Agreement (dollars in thousands):

Senior secured term loan facility	$1,000,000
Delayed draw term loan	$250,000

Revolving facility (a)	$1,000,000
Sublimit for issuance of letters of credit under revolving facility	$150,000
Sublimit for swingline loans under revolving facility	$50,000

Interest rate as of March 31, 2026	4.92%
Scheduled maturity date	May 16, 2030
(a)	Use of the sublimits for the issuance of letters of credit and swingline loans reduces the availability under the revolving facility.

Interest expense on borrowings under Amendment No. 5 to the Credit Agreement is based on an applicable margin rate plus, at our option, either:

●	A base rate determined by reference to the highest of either (i) the federal funds rate plus 0.50 percent, (ii) BofA’s “prime rate,” and (iii) the SOFR rate for U.S. dollar deposits with a term of one month, plus 1.00 percent, in any case, subject to a floor of 1.00%; or

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

●	A SOFR rate determined by reference to the costs of funds for deposits in U.S. dollars for the interest period relevant to such borrowings, subject to a floor of 0%.

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

The following table summarizes our availability under the revolving facility, in thousands:

	As of
	March 31, 2026	December 31, 2025
Revolving facility	$1,000,000	$1,000,000
Less: standby letters of credit	(65,897)	(66,103)
Availability under revolving facility	$934,103	$933,897

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

The Company may redeem the 3.625% Senior Notes, in whole or in part, at par plus accrued and unpaid interest at any time on or after March 15, 2026 through maturity.

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

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

As of March 31, 2026
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

Based on market trades of our 3.625% Senior Notes, 4.125% Senior Notes and 5.625% Senior Notes close to March 31, 2026 (Level 1 fair value measurement), we estimate the fair value of each in the table below:

	As of March 31, 2026
	Fair Value	Gross Carrying Value
3.625% Senior Notes	$384,000	$400,000
4.125% Senior Notes	$463,750	$500,000
5.625% Senior Notes	$738,750	$750,000

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

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Key information is presented below by segment for our profit measures for the three months ended March 31, 2026 and 2025, in thousands:

	Three Months Ended March 31, 2026
	Installation Services	Specialty Distribution	Total
Net sales from external customers	$777,329	$668,531	$1,445,860
Intercompany net sales	—	68,549	68,549
Segment net sales	777,329	737,080	1,514,409

Reconciliation of Net Sales
Elimination of intercompany net sales			(68,549)
Consolidated net sales			$1,445,860

Less (a):
Cost of sales (b)	540,053	560,620	1,100,673
Selling, general and administrative expenses (c)	118,085	96,452	214,537
Segment operating profit	119,191	80,008	199,199

Reconciliation of Segment Operating Profit
Elimination of intercompany profit			(13,482)
General corporate expense, net (d)			(10,674)
Other expense, net (e)			(35,296)
Consolidated income before taxes			$139,747

	Three Months Ended March 31, 2025
	Installation Services	Specialty Distribution	Total
Net sales from external customers	$745,533	$487,745	$1,233,278
Intercompany net sales	—	72,059	72,059
Segment net sales	745,533	559,804	1,305,337

Reconciliation of Net Sales
Elimination of intercompany net sales			(72,059)
Consolidated net sales			$1,233,278

Less (a):
Cost of sales (b)	511,438	430,499	941,937
Selling, general and administrative expenses (c)	104,479	60,246	164,725
Segment operating profit	129,616	69,059	198,675

Reconciliation of Segment Operating Profit
Elimination of intercompany profit			(11,927)
General corporate expense, net (d)			(9,259)
Other expense, net (e)			(11,516)
Consolidated income before taxes			$165,973

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(a)	The significant expense categories align with the segment-level information that is regularly provided to our CODM.

(b)	Cost of sales is primarily composed of labor, material costs and overhead. Includes $13.5 million of one-time charges ($7.1 million and $6.4 million for Installation Services and Specialty Distribution segments, respectively) to optimize our branch footprint and align our cost structure with demand levels during the three months ended March 31, 2025. These one-time expenses were primarily related to non-cash facility impairment and severance.

(c)	Selling, general and administrative expenses include allocation of corporate overhead, bad debt, bank fees, selling expenses, employee compensation, insurance, legal and consulting, office equipment & supplies, telecommunication & subscriptions, and travel & entertainment. Includes $1.9 million of one-time charges ($1.2 million for our Installation Services segment, $0.5 million for our Specialty Distribution segment and $0.2 million for our Branch Support Center) to align our cost structure with demand levels during the three months ended March 31, 2025. These one-time expenses were primarily related to severance.

(d)	General corporate expense, net includes expenses for functions such as corporate human resources, finance, and legal, including salaries, benefits, and other related costs.

(e)   Other expense, net is presented on the accompanying condensed consolidated statement of operations and is primarily composed of interest expense and interest income.

Key information by segment is as follows for the three months ended March 31, 2026 and 2025, in thousands:

	Three Months Ended March 31, 2026
	Installation Services	Specialty Distribution	Total Reportable Segments	Other (a)	Consolidated Totals
Depreciation and amortization (b)	$29,191	$25,420	$54,611	$1,684	$56,295
Property additions (c)	7,568	4,365	11,933	1,978	13,911
Total assets	3,126,391	3,378,346	6,504,737	206,426	6,711,163

	Three Months Ended March 31, 2025
	Installation Services	Specialty Distribution	Total Reportable Segments	Other (a)	Consolidated Totals
Depreciation and amortization (b)	$19,326	$15,001	$34,327	$1,464	$35,791
Property additions (c)	7,468	3,259	10,727	887	11,614
Total assets	2,183,831	2,094,398	4,278,229	318,067	4,596,296

(a)	Represents amounts held at Corporate not specifically attributed to or allocated to the segments.
(b)	Represents total by segment, inclusive of amounts presented within cost of sales and selling, general and administrative expenses, as applicable.
(c)	Property additions include assets acquired in business combinations in each respective year.

8.  INCOME TAXES

Our effective tax rates were 25.0 percent and 25.7 percent for the three months ended March 31, 2026 and 2025, respectively. The lower 2026 tax rate was primarily related to an increase in tax benefit related to share-based compensation.

A tax benefit of $0.8 million and a tax expense of $0.7 million related to share-based compensation was recognized in our condensed consolidated statements of operations as a discrete item in income tax expense for the three months ended March 31, 2026 and 2025, respectively.

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

Basic and diluted net income per share were computed as follows:

	Three Months Ended March 31,
	2026	2025
Net income (in thousands)	$104,813	$123,385

Weighted average number of common shares outstanding - basic	27,976,514	29,028,234

Dilutive effect of common stock equivalents:
RSAs with service-based conditions	24,389	31,211
RSAs with market-based conditions	59,390	13,686
RSAs with performance-based conditions	21,826	18,693
Stock options	48,089	83,068

Weighted average number of common shares outstanding - diluted	28,130,208	29,174,892

Basic net income per common share	$3.75	$4.25

Diluted net income per common share	$3.73	$4.23

The following table summarizes shares excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2026	2025
Anti-dilutive common stock equivalents:
RSAs with service-based conditions	7,246	10,151
RSAs with market-based conditions	-	12,844
RSAs with performance-based conditions	-	-
Stock options	-	-
Total anti-dilutive common stock equivalents	7,246	22,995

10. SHARE-BASED COMPENSATION

Our eligible employees commenced participation in the 2015 LTIP. The 2015 LTIP authorized the Board to grant stock options, stock appreciation rights, restricted shares, restricted share units, performance awards, and dividend equivalents. All grants were made by issuing new shares and no more than 4.0 million shares of common stock may be issued under the 2015 LTIP.

On February 18, 2025, the Board of Directors adopted the 2025 LTIP, which replaces and supersedes the 2015 LTIP for all common stock awards made following its effective date of April 28, 2025.  Shares of our common stock remaining available for awards under the previous 2015 LTIP continue to be authorized for future awards under the 2025 LTIP. As of March 31, 2026, we had 1.6 million shares remaining available for issuance under the 2025 LTIP.

Share-based compensation expense is included in selling, general, and administrative expense. The income tax effect associated with share-based compensation awards is included in income tax expense.

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents share-based compensation amounts recognized in our condensed consolidated statements of operations, in thousands:

	Three Months Ended March 31,
	2026	2025
Share-based compensation expense	$4,629	$5,042
Income tax benefit/(expense)	$801	$(661)

The following table presents a summary of our share-based compensation activity for the three months ended March 31, 2026, in thousands, except per share amounts:

	RSAs		Stock Options
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance December 31, 2025	154.0	$303.35	78.8	$29.84	$84.86	$26,172.9
Granted	63.6	511.99	—	—	—	—
Converted/Exercised	(98.5)	241.49	(24.0)	21.16	58.08	10,476.7
Forfeited/Expired	(5.9)	472.67	—	—	—	—
Balance March 31, 2026	113.2	$465.54	54.8	$33.64	$96.60	$13,946.4

Exercisable March 31, 2026 (a)			54.8	$33.64	$96.60	$13,946.4
(a)	The weighted average remaining contractual term for vested stock options is approximately 3.5 years.

Unrecognized compensation expense on unvested RSAs was $38.5 million as of March 31, 2026, with the weighted average remaining compensation expense period of approximately 1.2 years.

Our RSAs with performance-based conditions are evaluated on a quarterly basis with adjustments to compensation expense based on the likelihood of the performance target being achieved or exceeded. The following table shows the range of payouts and the related expense for our outstanding RSAs with performance-based conditions, in thousands:

		Payout Ranges and Related Expense
RSAs with Performance-Based Conditions	Grant Date Fair Value	0%	25%	100%	200%
February 21, 2024	$4,115	$—	$1,029	$4,115	$8,230
February 18, 2025	$4,550	$—	$1,138	$4,550	$9,100
February 17, 2026	$6,703	$—	$1,676	$6,703	$13,406

During the first quarter of 2026, RSAs with performance-based conditions that were granted on February 21, 2023, vested based on cumulative three-year achievement of 200%. Total compensation expense recognized over the three-year performance period, net of forfeitures, was $7.4 million.

The fair value of our RSAs with a market-based condition granted under the 2025 and 2015 LTIP was determined using a Monte Carlo simulation. The following are key inputs in the Monte Carlo analysis for awards granted in 2026, 2025 and 2024:

	2026	2025	2024
Measurement period (years)	2.87	2.86	2.86
Risk free interest rate	3.44%	4.28%	4.36%
Dividend yield	0.00%	0.00%	0.00%
Estimated fair value of market-based RSAs at grant date	$792.10	$393.39	$503.68

TOPBUILD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. BUSINESS COMBINATIONS

Acquiring businesses is a key part of our ongoing strategy to grow our company and expand our offerings. Each acquisition has been accounted for as a business combination under ASC 805, “Business Combinations.” Acquisition related costs were $1.4 million and $0.3 million in the three months ended March 31, 2026 and 2025, respectively. Acquisition related costs are included in selling, general, and administrative expense in our condensed consolidated statements of operations.

2026 Acquisitions

On February 2, 2026, we acquired the assets of Applied Coatings and Upstate Spray Foam.  These companies primarily install spray foam and fireproofing for the residential and commercial end markets in upstate New York, Pennsylvania and Massachusetts.  The combined purchase price of approximately $27.5 million was funded by cash on hand and we recognized $15.0 million of goodwill in connection with their acquisition.

Customer relationships related to the acquisitions completed in the three months ended March 31, 2026, were assigned a total fair value of $8.3 million and are being amortized over their useful lives of 12 years.

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

Goodwill to be recognized in connection with acquisitions is attributable to the synergies expected to be realized and improvements in the businesses after the acquisitions. Primarily all of the $15.0 million of goodwill recorded on the acquisition of Applied Coatings and Upstate Spray Foam completed in the three months ended March 31, 2026, is expected to be deductible for income tax purposes.

2025 Acquisitions

On April 7, 2025, we acquired the assets of the residential and commercial insulation business Seal-Rite. This Installation Services acquisition enhances our presence in the Omaha and Lincoln, Nebraska markets. The purchase price of approximately $23.0 million was funded by cash on hand and we recognized $12.5 million of goodwill in connection with this acquisition.

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

On October 7, 2025, we acquired SPI, a leading specialty distributor and fabricator of mechanical insulation solutions for the commercial, industrial and residential end markets in North America. The purchase price of approximately $1.0 billion was funded with cash on hand, including proceeds from our 5.625% Senior Notes issuance, and we recognized $438.0 million of goodwill in connection with this acquisition.

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

On November 24, 2025, we acquired the assets of L&L Insulation, a residential fiberglass and spray foam insulation installation business serving the northern Colorado and southern Wyoming regions. The purchase price of approximately $4.5 million was funded by cash on hand and we recognized $2.8 million of goodwill in connection with this acquisition.

The estimated fair values of the assets acquired and liabilities assumed for our 2025 acquisitions are as follows as of March 31, 2026, in thousands:

	2025 Acquisitions
Preliminary purchase price allocations:	Progressive	SPI	All Others
Cash consideration paid	$818,166	$1,010,381	$113,807
Recognized amounts of identifiable assets acquired and liabilities assumed
Cash	$—	$7,853	$—
Accounts receivable	121,424	105,825	7,796
Inventories	5,406	103,251	7,774
Prepaid and other assets	1,533	5,442	307
Property and equipment	17,250	19,762	4,674
ROU asset (operating)	12,222	46,446	5,823
Intangible assets	397,776	457,462	32,645
Other long-term assets	—	1,071	—
Accounts payable	(20,384)	(24,832)	(3,487)
Accrued liabilities	(44,615)	(18,256)	(177)
Operating lease liabilities	(12,222)	(47,264)	(5,821)
Financing lease liabilities	(8,575)	(6,693)	—
Deferred tax liabilities, net	(92,801)	(77,647)	28
All other	(1,177)	—	—
Total identifiable net assets	375,837	572,420	49,562
Goodwill	442,329	437,961	64,245
	$818,166	$1,010,381	$113,807

12.  ACCRUED LIABILITIES

The following table sets forth the components of accrued liabilities, in thousands:

	As of
	March 31, 2026	December 31, 2025
Accrued liabilities:
Salaries, wages, and bonus/commissions	$60,258	$80,577
Deferred revenue	37,276	38,307
Short-term portion of insurance liabilities	36,976	36,189
Income taxes payable	35,892	6,396
Interest payable on long-term debt	25,608	23,849
Customer rebates	15,844	24,346
Sales and property taxes	14,749	14,332
Excise taxes	4,074	4,074
Other	21,314	21,291
Total accrued liabilities	$251,991	$249,361

See Note 3 – Revenue Recognition for discussion of our deferred revenue balances. Accrued income taxes payable increased compared to December 31, 2025, due to the timing of tax payments, which typically occur later in the year.

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

14.  SUBSEQUENT EVENTS

On April 1, 2026, we acquired the assets of the commercial roofing business Johnson Roofing, which will build on our commercial roofing platform and enhance our presence in the Texas, Oklahoma and Louisiana markets. The purchase price of approximately $25.0 million was funded by cash on hand. This acquisition will be accounted for as a business combination under ASC 805, “Business Combinations.”

On May 4, 2026, we acquired the assets of Claremont, a leader in industrial insulation distribution and custom fabrication, which will enhance our presence in the Northeast and mid-Atlantic markets. The purchase price of approximately $30.0 million was funded by cash on hand. This acquisition will be accounted for as a business combination under ASC 805, “Business Combinations.”

Merger Agreement

On April 18, 2026, TopBuild entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with QXO, Inc., a Delaware corporation, and certain wholly owned subsidiaries of QXO. Under the terms of the Merger Agreement, at the effective time of the merger, each share of issued and outstanding common stock of TopBuild (subject to certain exceptions and elections) will be converted into the right to receive one of the following forms of consideration, subject to proration as described in the Merger Agreement: (i) an amount in cash equal to $505.00 or (ii) 20.200 shares of common stock of QXO (the “QXO Transaction”).

The QXO Transaction has been unanimously approved by the boards of directors of both companies and is subject to customary closing conditions, including, among other things, (i) approval by of TopBuild’s and QXO’s stockholders, and (ii) the expiration or termination of any applicable waiting period (and any extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules and regulations promulgated thereunder, and other specified regulatory clearances.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

TopBuild, headquartered in Daytona Beach, Florida, is a leading installer of insulation and commercial roofing and a specialty distributor of insulation and related building products to the construction industry in the United States and Canada.

We operate in two segments: Installation Services and Specialty Distribution. Our Installation Services segment installs insulation, roofing materials and other building products nationwide. As of March 31, 2026, we had more than 200 Installation Services branches located across the United States. We install various insulation applications, including fiberglass batts and rolls, blown-in loose fill fiberglass, polyurethane spray foam, and blown-in loose fill cellulose. Additionally, we install other building products including glass and windows, rain gutters, garage doors, closet shelving, and fireplaces, among other items. We handle every stage of the installation process, including material procurement supplied by leading manufacturers, project scheduling and logistics, multi-phase professional installation, and installation quality assurance.

Our acquisition of Progressive on July 14, 2025 enables us to expand our building envelope offering to general contractor customers and provide a broad suite of solutions. We construct and repair commercial roofs using various construction application types including built-up roofing, single ply, tile, metal, shingle and others. We provide the full lifecycle of comprehensive roofing services spanning non-discretionary re-roofing, recurring maintenance services and new construction to a diverse set of commercial customers including education, technology, industrial, government and healthcare.

Our Specialty Distribution segment distributes a comprehensive portfolio of building envelope, specialty products and mechanical and fabricated insulation for the residential and commercial/industrial end markets. We also offer insulation accessories, rain gutters, and other related building products. As of March 31, 2026, we had more than 250 distribution centers across the United States and Canada. Our Specialty Distribution customer base consists of thousands of general contractors of all sizes serving a wide variety of residential and commercial/industrial industries, gutter contractors, weatherization contractors, other contractors, dealers, metal building erectors, and modular home builders.

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

For additional details pertaining to our operating results by segment, see Note 7 – Segment Information to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report. For additional details regarding our strategy, material trends in our business and seasonality, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the year ended December 31, 2025, as filed with the SEC on February 26, 2026.

Recent Developments

To date, tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") and other trade authorities have had a minimal impact on our business because we purchase a limited number of products directly or indirectly from jurisdictions exposed to those tariffs. On February 20, 2026, the U.S. Supreme Court ruled in Learning Resources, Inc. v. Trump that IEEPA does not authorize the President to impose tariffs, and all IEEPA-based tariffs were terminated effective February 24, 2026. Given the minimal impact of tariffs on our business, we do not expect the Court's ruling, or the termination of IEEPA tariffs, to have a material impact on our supply chain costs or our results of operations. In addition, we do not believe we have any material obligation to reimburse customers or other counterparties in connection with tariff-related charges previously collected or passed through. While tariffs remain in effect under other legal authorities, including Sections 232 and 301 of applicable trade statutes, and the President has imposed a temporary 10% global tariff under Section 122 of the Trade Act of 1974, we do not currently anticipate that these measures will have a material impact on our business. We continue to monitor developments in U.S. trade policy, including potential new tariff actions and related litigation, and will update our disclosures as circumstances warrant.

FIRST QUARTER 2026 VERSUS FIRST QUARTER 2025

The following table sets forth our net sales, gross profit, operating profit, and margins, as reported in our condensed consolidated statements of operations, in thousands:

	Three Months Ended March 31,
	2026	2025
Net sales	$1,445,860	$1,233,278
Cost of sales	1,045,607	881,805
Cost of sales ratio	72.3%	71.5%

Gross profit	400,253	351,473
Gross profit margin	27.7%	28.5%

Selling, general, and administrative expense	225,210	173,984
Selling, general, and administrative expense to sales ratio	15.6%	14.1%

Operating profit	175,043	177,489
Operating profit margin	12.1%	14.4%

Other expense, net	(35,296)	(11,516)
Income tax expense	(34,934)	(42,588)
Net income	$104,813	$123,385
Net margin	7.2%	10.0%

Sales and Operations

Net sales increased by 17.2% for the three months ended March 31, 2026, from the comparable period of 2025. The increase was primarily driven by a 24.3% increase in sales from acquisitions, partially offset by a 5.5% decline in volume and a 1.6% impact from lower selling prices.

Gross profit margins were 27.7% and 28.5% for the three months ended March 31, 2026 and 2025, respectively. The decline in gross profit margin is primarily due to lower sales volume and lower customer pricing.

Selling, general, and administrative expenses as a percentage of sales were 15.6% and 14.1% for the three months ended March 31, 2026 and 2025, respectively. The increase in the percentage of sales during the three months ended March 31, 2026 is due to incremental selling, general, and administrative expenses from acquisitions, including intangible amortization.

Operating profit margins were 12.1% and 14.4% for the three months ended March 31, 2026 and 2025, respectively. Operating profit margins during the three months ended March 31, 2026 as a percentage of sales decreased due to lower sales volume and lower customer pricing, as well as incremental selling, general and administrative expenses from acquisitions, including intangible amortization.

Business Segment Results

The following table sets forth our net sales and operating profit margins by business segment, in thousands:

	Three Months Ended March 31,
	2026	2025	Percent Change
Net sales by business segment:
Installation Services	$777,329	$745,533	4.3%
Specialty Distribution	737,080	559,804	31.7%
Intercompany eliminations	(68,549)	(72,059)
Net sales	$1,445,860	$1,233,278	17.2%

Operating profit by business segment:
Installation Services	$119,191	$129,616	(8.0)%
Specialty Distribution	80,008	69,059	15.9%
Intercompany eliminations	(13,482)	(11,927)
Operating profit before general corporate expense	185,717	186,748	(0.6)%
General corporate expense, net	(10,674)	(9,259)
Operating profit	$175,043	$177,489	(1.4)%

Operating profit margins:
Installation Services	15.3%	17.4%
Specialty Distribution	10.9%	12.3%
Operating profit margin before general corporate expense	12.8%	15.1%
Operating profit margin	12.1%	14.4%

Installation Services

Sales

Sales in our Installation Services segment increased $31.8 million, or 4.3%, for the three months ended March 31, 2026, as compared to the same period in 2025. Sales increased 16.9% from acquisitions, partially offset by a 9.8% decline in sales volume and a 2.9% impact from lower selling prices.

Operating profit margins

Operating profit margins in our Installation Services segment were 15.3% and 17.4% for the three months ended March 31, 2026 and 2025, respectively. The decline in operating profit margin is primarily due to lower sales volume and lower customer pricing, as well as incremental selling, general and administrative expenses from acquisitions, including intangible amortization.

Specialty Distribution

Sales

Sales in our Specialty Distribution segment increased $177.3 million, or 31.7%, for the three months ended March 31, 2026, as compared to the same period in 2025. Sales increased 31.1% from acquisitions, 0.3% from higher selling prices and a 0.3% increase in sales volume.

Operating profit margins

Operating profit margins in our Specialty Distribution segment were 10.9% and 12.3% for the three months ended March 31, 2026 and 2025, respectively. The decline in operating profit margin is primarily due to incremental selling, general and administrative expenses from acquisitions, including intangible amortization.

OTHER ITEMS

Other expense, net

Other expense, net, increased to $35.3 million from $11.5 million in the three months ended March 31, 2026 and 2025, respectively. The increase was primarily driven by $20.0 million higher interest expense from Amendment No. 5 and issuance of our 5.625% Senior Notes, along with $2.9 million lower interest income due to lower average levels of invested cash balances during the first quarter of 2026.

Income tax expense

Income tax expense was $34.9 million, an effective tax rate of 25.0 percent, for the three months ended March 31, 2026, compared to $42.6 million, an effective tax rate of 25.7 percent, for the comparable period in 2025.  The tax rate for the three months ended March 31, 2026, was lower primarily related to an increase in tax benefit related to share-based compensation.

Cash Flows and Liquidity

Significant sources (uses) of cash and cash equivalents are summarized for the periods indicated, in thousands:

	Three Months Ended March 31,
	2026	2025
Changes in cash and cash equivalents:
Net cash provided by operating activities	$160,736	$152,589
Net cash used in investing activities	(41,493)	(12,853)
Net cash used in financing activities	(34,385)	(231,344)
Impact of exchange rate changes on cash	(753)	101
Net increase (decrease) in cash and cash equivalents	$84,105	$(91,507)

Net cash flows provided by operating activities increased $8.1 million for the three months ended March 31, 2026, as compared to the prior year period. The increase compared to the three months ended March 31, 2025 was primarily driven by favorable changes in working capital accounts, specifically accounts payable, which was partially offset by $18.6 million lower net income mainly due to higher intangible amortization.

Net cash used in investing activities was $41.5 million for the three months ended March 31, 2026, primarily composed of $27.9 million for our acquisitions and $14.0 million for purchases of property and equipment, mainly vehicles and equipment. Net cash used in investing activities was $12.9 million for the three months ended March 31, 2025, primarily composed of $13.4 million for purchases of property and equipment, mainly vehicles.

Net cash used in financing activities was $34.4 million for the three months ended March 31, 2026. During the three months ended March 31, 2026, we incurred $16.9 million net cash outflow related to exercise of share-based incentive awards and stock options, used $15.6 million for debt repayments and repaid $1.9 million in principal on finance lease obligations. Additionally, we borrowed and repaid $65.0 million on our revolving facility, all within the first quarter of 2026. Net cash used in financing activities was $231.3 million for the three months ended March 31, 2025. During the three months ended March 31, 2025, we used $215.6 million to repurchase shares of our common stock under the 2024 and 2025 Repurchase Programs, $11.3 million for debt repayments and incurred $4.5 million cash outflow related to exercise of share-based incentive awards.

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

The following table summarizes our liquidity, in thousands:

	As of
	March 31, 2026	December 31, 2025
Cash and cash equivalents (a)	$268,847	$184,742

Revolving facility	1,000,000	1,000,000
Less: standby letters of credit	(65,897)	(66,103)
Availability under Revolving facility	934,103	933,897

Total liquidity	$1,202,950	$1,118,639
(a)	Our cash and cash equivalents consist of AAA-rated money market funds as well as cash held in our demand deposit accounts.

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

OUTLOOK

Residential New Construction

Demand for single- and multi-family homes continues to be uneven across the country and challenged by elevated price levels and borrowing costs, which continue to affect consumer purchasing power and spending behavior. Although the residential end-markets are facing near-term uncertainty around tariffs, inflation, interest rates, and consumer confidence, we remain optimistic about the longer-term fundamentals due to underbuilding in the United States in prior years.

Commercial and Industrial Construction

Our heavy commercial and industrial backlog is strong, our bidding activity is active, and our acquisitions of Progressive and SPI last year all continue to support our positive view of commercial/industrial sales for our Installation Services and Specialty Distribution segments. In addition, recurring maintenance, service and repair work on industrial sites serves as a continued demand driver for our business.

OFF-BALANCE SHEET ARRANGEMENTS

We had no material off-balance sheet arrangements during the three months ended March 31, 2026, other than short-term leases, letters of credit, and performance and license bonds, which have been disclosed in Part 1, Item 1 of this Quarterly report.

We use performance bonds to ensure completion of our work on certain larger customer contracts that can span multiple accounting periods. Performance bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. We also have bonds outstanding for license and insurance.

The following table summarizes our outstanding performance, licensing, insurance, and other bonds, in thousands:

	As of
	March 31, 2026	December 31, 2025
Outstanding bonds:
Performance bonds	$280,569	$251,622
Licensing, insurance, and other bonds	30,663	30,656
Total bonds	$311,232	$282,278

CONTRACTUAL OBLIGATIONS

There have been no material changes to our contractual obligations from those previously disclosed in our Annual Report for the year ended December 31, 2025, as filed with the SEC on February 26, 2026.

CRITICAL ACCOUNTING POLICIES

We prepare our condensed consolidated financial statements in conformity with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates. Our critical accounting policies have not changed from those previously reported in our Annual Report for the year ended December 31, 2025, as filed with the SEC on February 26, 2026.

APPLICATION OF NEW ACCOUNTING STANDARDS

Information regarding the application of new accounting standards is incorporated by reference from Note 2 – Accounting Policies to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

FORWARD-LOOKING STATEMENTS

Statements contained in this report that reflect our views about future periods, including our future plans and performance, constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “will,” “would,” “should,” “anticipate,” “expect,” “believe,” “designed,” “plan,” “may,” “project,” “estimate” or “intend,” the negative of these terms, and similar references to future periods.  These views involve risks and uncertainties that are difficult to predict and, accordingly, our actual results may differ materially from the results discussed in our forward-looking statements. We caution you against unduly relying on any of these forward-looking statements. Our future performance may be affected by the duration and impact of negative macro-economic impacts on the United States economy, specifically with respect to residential, commercial/industrial construction, our ability to collect our receivables from our customers, our reliance on residential new construction, residential repair/remodel, and commercial/industrial construction; our reliance on third-party suppliers and manufacturers; our ability to attract, develop, and retain talented personnel and our sales and labor force; our ability to maintain consistent practices across our locations; our ability to maintain our competitive position; and our ability to find attractive acquisition targets, successfully complete acquisitions and realize the expected benefits of our acquisitions. We discuss the material risks we face under the caption entitled “Risk Factors” in our Annual Report for the year ended December 31, 2025, as filed with the SEC on February 26, 2026, as well as under the caption entitled “Risk Factors” in subsequent reports that we file with the SEC. Our forward-looking statements in this filing speak only as of the date of this filing. Factors or events that could cause our actual results to differ may emerge from time to time and it is not possible for us to predict all of them. Unless required by law, we undertake no obligation to update publicly any forward-looking statements as a result of new information, future events, or otherwise.

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

Interest payable on both the aggregate Term Loan and revolving facility is based on a variable interest rate. As a result, we are exposed to market risks related to fluctuations in interest rates on this outstanding indebtedness. As of March 31, 2026, the applicable interest rate as of such date was 4.92%. Based on our outstanding borrowings as of March 31, 2026, a 100-basis point increase in the interest rate would result in an $11.8 million increase in our annualized interest expense. There was no outstanding balance under the revolving facility as of March 31, 2026.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the most recent fiscal quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

The information set forth under the caption “Litigation” in Note 13 – Other Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report, is incorporated by reference herein.

Item 1A.  RISK FACTORS

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 26, 2026, other than as set forth below.

Risks Related to the Proposed QXO Transaction

The QXO Transaction may not be completed within the expected timeframe, or at all, and the failure to complete the QXO Transaction could impact our stock price and our future business and financial results.

There can be no assurance that the QXO Transaction will be completed in the expected timeframe, or at all. The Merger Agreement contains a number of conditions that must be satisfied or waived prior to the completion of the QXO Transaction, including the stockholder approvals. There can be no assurance that all closing conditions will be satisfied (or waived, if applicable). Many of the conditions to completion of the QXO Transaction are not within our control, and we cannot predict when or if these conditions will be satisfied (or waived, as applicable). In addition, either TopBuild or QXO may terminate the Merger Agreement if, subject to certain limitations, the QXO Transaction has not been consummated by January 17, 2027.

If the QXO Transaction is not completed, our ongoing business and financial results may be adversely affected and we will be subject to a number of risks, including the following:

●	we have dedicated significant time and resources, financial and otherwise, in planning for the QXO Transaction and the associated integration, of which we would lose the benefit if the QXO Transaction is not completed;
●	we are responsible for certain transaction costs relating to the QXO Transaction, whether or not the QXO Transaction is completed;
●	while the Merger Agreement is in force, we are subject to certain restrictions on the conduct of our business, including taking any action that would reasonably be expected to have a material negative impact on or material delay to the satisfaction of the conditions in the Merger Agreement required to consummate the QXO Transaction, which restrictions may adversely affect our ability to execute certain of our business strategies; and

●	matters relating to the QXO Transaction (including integration planning) may require substantial commitments of time and resources by our management, whether or not the QXO Transaction is completed, which could otherwise have been devoted to other opportunities that may have been beneficial to us.

In addition, if the QXO Transaction is not completed, we may experience negative reactions from the financial markets and from our customers and employees. We also may be subject to litigation related to any failure to complete the QXO Transaction or to enforcement proceedings commenced against us to perform our obligations under the Merger Agreement. If the QXO Transaction is not completed, some or all of these risks may materialize and may adversely affect our business, financial results and financial condition, as well as the price of our common stock.

The Merger Agreement restricts our ability to pursue alternative transactions and may require us to pay a termination fee under certain circumstances.

The Merger Agreement contains customary non-solicitation provisions that limit our ability to solicit or engage in discussions regarding alternative acquisition proposals, subject to certain fiduciary exceptions. If the Merger Agreement is terminated under certain specified circumstances, including in connection with a competing acquisition proposal, we may be required to pay a termination fee of $600 million in cash to QXO. These provisions could discourage other potential strategic transactions that may be favorable to us and our stockholders.

Securities class action and derivative lawsuits may be brought against us in connection with the QXO Transaction, which could result in substantial costs.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition, merger, or other business combination agreements. Even if such a lawsuit is without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, or disrupt, delay, or terminate the QXO Transaction, which could have a negative impact on our liquidity and financial condition.

The market value of the QXO common stock that TopBuild stockholders will receive in the QXO Transaction may fluctuate materially and may be less than expected.

Because the value of the consideration in the QXO Transaction depends in part on the market price of QXO common stock, which may be volatile and subject to market and other factors outside of our control, there can be no assurance regarding the value that TopBuild stockholders will ultimately receive. The market price of QXO common stock may be affected by factors relating to QXO, the QXO Transaction, the anticipated benefits of the QXO Transaction, the combined company’s future prospects and results of operations, general market and economic conditions, and other factors. As a result, the value of the stock consideration may increase or decrease prior to or following completion of the QXO Transaction.

Uncertainty about the QXO Transaction may adversely affect our relationships with customers, suppliers, employees and other business partners, and may divert management’s attention.

Uncertainty about the timing and completion of the QXO Transaction may disrupt our business and could affect our relationships with customers, suppliers, and other business partners, including as a result of concerns about the combined company’s future strategy, operations, and financial condition. In addition, the pendency of the QXO Transaction may make it more difficult to attract, motivate, and retain key personnel, and could distract management and employees from day-to-day operations as they devote time and attention to matters relating to the QXO Transaction, including integration planning. Any of these factors could adversely affect our business, financial results and financial condition, whether or not the QXO Transaction is completed.

The combined company may not achieve the anticipated benefits of the QXO Transaction, and TopBuild stockholders may not realize the expected value of the QXO Transaction.

The QXO Transaction is expected to result in benefits to the combined company, including those associated with the combined company’s scale, enhanced capabilities, and other strategic and financial objectives. However, achieving the anticipated benefits will depend on a number of factors, including the combined company’s ability to successfully integrate TopBuild’s business with QXO’s business, retain key personnel, realize anticipated operational and financial synergies and growth opportunities, and execute the combined company’s business plan. These benefits may not be achieved within the expected timeframe, or at all, and the combined company may incur additional or unexpected costs in connection with the QXO Transaction. If the combined company is unable to achieve some or all of the anticipated benefits of the QXO Transaction, the market price of QXO common stock could decline, and TopBuild stockholders could receive less value from the QXO Transaction than expected.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 17, 2025, our Board authorized the 2025 Repurchase Program, pursuant to which the Company may purchase up to $1.0 billion of our common stock. There were no share repurchases executed during the three months ended March 31, 2026, leaving $753.9 million remaining under the 2025 Share Repurchase Program. Excluded from this disclosure are shares repurchased to settle statutory employee tax withholdings related to the vesting of stock awards.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

Item 5.  OTHER INFORMATION

During the quarter ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Item 6. EXHIBITS

The Exhibits listed on the accompanying Index to Exhibits are filed or furnished (as noted on such Index) as part of this Quarterly Report and incorporated herein by reference.

INDEX TO EXHIBITS

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Title	Form	Exhibit	Filing Date	Herewith
2.1*	Agreement and Plan of Merger, dated as of April 18, 2026, by and among QXO, Inc., TopBuild Corp., Titanium MergerCo, Inc. and Titanium MergerCo 2, LLC	8-K	2.1	4/20/2026

10.1	Voting Agreement, dated as of April 18, 2026, by and between TopBuild Corp. and Jacobs Private Equity II, LLC	8-K	10.1	4/20/2026

31.1	Principal Executive Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Principal Financial Officer Certification required by Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1‡	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2‡	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

*Schedules and/or exhibits have been omitted pursuant to Instruction 4 to Item 1.01 of Form 8-K. TopBuild agrees to furnish supplementally a copy of any omitted schedules and/or exhibits to the SEC on a confidential basis upon request.

‡Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOPBUILD CORP.

By:	/s/ Madeline Otero
Name:	Madeline Otero
Title:	Vice President and Chief Accounting Officer
(Principal Accounting Officer)

May 5, 2026

By:	/s/ Robert Kuhns
Name:	Robert Kuhns
Title:	Vice President and Chief Financial Officer (Principal Financial Officer)

May 5, 2026